Form 10QSB
period 1996-06-30
PETRO UNION INC
filed 1996-08-19
CIK 840402

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark One)
(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended June 30, 1996 Commission file no. 0-20760

                              PETRO UNION, INC.
          (Exact name of registrant as specified in its charter)

    COLORADO                                        84-1091986
(State or other jurisdiction                (I.R.S. Employer No.)
of incorporation of organization)

224 W. Main Street
Boonville, Indiana                           47601
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number, including area code (812)897-2666

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  (X)   No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class            Outstanding at June 30, 1996
         Common                         17,537,945



                                  PART I



ITEM 1 - FINANCIAL STATEMENTS




                             TABLE OF CONTENTS

                                                            PAGE

Consolidated Balance Sheets as of June 30, 1996
  (Unaudited) and December 31, 1995 (Audited)               3

Consolidated Statements of Operations for the Three
  Months Ended June 30, 1996 and 1995 (Unaudited)           4

Consolidated Statements of Stockholders' Equity for
  the year ended December 31, 1995 (Audited) and the
  Six Months Ended June 30, 1996 (Unaudited)                5

Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1996 and 1995 (Unaudited)           6

Notes to Consolidated Financial Statements (Unaudited)      7-9

























PETRO UNION INC. AND SUBSIDIAIRIES
CONSOLIDATED BALANCE SHEET

ASSETS

                                 JUNE 30          DECEMBER 31
                                  1996                1995
                              (unaudited)            (audited)

CURRENT ASSETS
        CASH                      4,728                518
        RESTRICTED CASH          36,909             36,842
        ACCOUNTS RECEIVABLE      17,858                  0

        TOTAL CURRENT ASSETS     59,495             37,360

PROPERTIES AND EQUIPMENT      4,503,204          4,560,925

        TOTAL ASSETS          4,562,699          4,598,285


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        ACCOUNTS PAYABLE        272,456            517,091
        DUE RELATED PARTIES      56,588             16,375
        NOTES PAYABLE            15,049             18,071
        ACCRUED LIABILITIES     242,000            217,538
        ADVANCE ON JOINT
          VENTURE               230,000            250,000

        TOTAL CURRENT
        LIABILITIES             816,093          1,019,075

LONG TERM NOTE PAYABLE           22,661             27,577

STOCKHOLDER'S EQUITY
        COMMON STOCK $0.125
        PAR VALUE.  50,000,000
        SHARES AUTHORIZED.
        17,537,945 SHARES
        ISSUED AND
        OUTSTANDING           2,192,242          1,990,930
        ADDITIONAL
        PAID IN CAPITAL      14,104,562         14,019,562
        RETAINED EARNINGS
        (DEFICIT)           (12,577,859)       (12,423,859)
        LESS STOCK
        SUBSCRIPTION
        AGREEMENT                                  (35,000)

        TOTAL
        STOCKHOLDER'S
        EQUITY                3,738,945          3,551,633

        TOTAL LIABILITIES
        AND STOCKHOLDERS'
        EQUITY                4,562,699          4,598,285




PETRO UNION, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                         Six months          Three months
                         ended June 30       ended June 30
                         1996      1995      1996     1995

REVENUES                 92,849    34,826    75,740    22,269

COST OF
REVENUES                 95,417    69,208    35,442    19,260

  GROSS PROFIT
  (LOSS)                  (2568)  (34,382)   40,298     3,009

GENERAL AND
ADMINISTRATIVE          132,041   205,129    65,823    98,232

LOSS FROM OPERATIONS   (134,609) (239,511)  (25,525)  (95,223)

OTHER INCOME
(EXPENSES)
   INTEREST EXPENSE        (466)     (936)     (231)     (289)
   INTEREST INCOME         1075      1912       738     1,201
   OTHER                      0         0         0         0

   TOTAL OTHER INCOME
          (EXPENSE)         609       976       507       912

NET (LOSS) FROM
OPERATIONS BFIT        (134,000) (238,535)  (25,018)  (94,311)

FEDERAL INCOME TAX            0         0         0         0

NET INCOME (LOSS)      (134,000) (238,535)  (25,018)  (94,311)
PER SHARE                -0.008     -0.02    -0.001     -0.01

WEIGHTED AVERAGE
NUMBER OF SHARES
USED TO COMPUTE
PER SHARE AVERAGE   17,537,945  14,454,260  17,537,945 14,454,260




PETRO UNION, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENTS OF STOCKOHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1994 AND 1995 (AUDITED)
AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)


                           ADDITIONAL
                           PAID IN      RETAINED
SHARES         AMOUNT      CAPITAL      EARNINGS       TOTAL

BALANCE DECEMBER 31, 1993

10,540,100     1,317,513  13,765,229    (7,450,833)    7,131,909

SALE OF COMMON STOCK

 2,056,660       257,082     716,793         -           973,875

STOCK ISSUED FOR SERVICES

   400,000        50,000         -           -            50,000

ISSUANCE OF COMMON STOCK IN CONNECTION WITH BANKRUPTCY OF GREEN
COAL COMPANY, INC.

   500,000        62,500     (62,500)        -              -

NET (LOSS)

   -                -           -       (4,520,081)   (4,520,081)

BALANCE DECEMBER 31, 1994

13,946,760     1,687,095  13,919,522   (11,970,914)     3,635,703

STOCK ISSUED FOR SERVICES

 2,430,685            303,835     100,040         -       403,875

NET (LOSS)

  -                 -           -         (452,945)     (452,945)


BALANCE DECEMBER 31, 1995

15,927,445     1,990,930 14,019,562    (12,423,859)     3,586,633

STOCK ISSUED FOR SERVICES

 1,610,500       201,312     85,000          -            286,312


NET (LOSS)
  -                 -           -         (108,982)     (108,982)

BALANCE MARCH 31, 1996

17,537,945     2,192,247 14,104,562    (12,532,841)    3,763,963

NET (LOSS)
  -                 -           -          (25,018)      (25,018)

BALANCE JUNE 30, 1996

  -                 -           -              -        3,738,945







PETRO UNION, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)


                                        1996           1995

CASH FLOWS FROM OPERATIONS
 CASH RECEIVED FROM CUSTOMERS          77,849        35,785
 CASH PAID TO SUPPLIERS                96,915       (67,600)
 INTEREST INCOME                        1,075         1,912
 INTEREST EXPENSE                        (466)          647

NET CASH PROVIDED (USED)              (18,457)      (30,550)

CASH FLOW FROM INVESTING ACTIVITIES
 PURCHASE OF PROPERTY AND EQUIPMENT      (741)      (93,089)
 (INCREASE) DECREASE IN INVESTMENTS                 250,000
 AND OTHER ASSETS                           0        25,000

NET CASH PROVIDED (USED) BY INVESTING    (741)      181,911

CASH FLOW FROM FINANCING ACTIVITIES
 SALE OF COMMON STOCK                 286,312             0
 NET PAYMENT ON NOTES PAYABLE
 AND DEBT                             272,000        (1,500)

NET CASH PROVIDED (USED) FROM
FINANCING ACTIVITIES                   14,312        (1,500)

NET INCREASE (DECREASE) IN CASH        (4,886)      149,861

CASH AT BEGINNING OF PERIOD                27        51,650

CASH AT END OF PERIOD                  (5,359)      201,511

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATIONS
     NET (LOSS)                      (134,000)     (238,535)

     DEPRECIATION AND AMORTIZATION     61,655        33,000
     DECREASE (INCREASE)
     ACCOUNTS RECEIVABLE              (12,172)       13,543
     INCREASE (DECREASE)
     ACCOUNTS PAYABLE                  29,639       240,451
     INCREASE (DECREASE)
     ACCRUED LIABILITIES               65,538      (129,009)

NET CASH PROVIDED (USED)
BY OPERATIONS                         (18,457)      (30,550)



               PETRO UNION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2.   OIL AND LIMESTONE OPERATIONS

The Company acquired its limestone reserves in July, 1992 through the acquisition of Calox Corporation. The Company has not com-menced production and developement activities on these acquired reserves. The following summarizes activity related to these acquired reserves:

                                   LIMESTONE             OIL
Capitalized costs:                 RESERVES            RESERVES

Acquisition costs                   3,500,000             87,269
Production and Developement Costs           -             (3,069)
Amortization/Depletion                      -                  -

Balance at March 31, 1996           3,500,000             84,230


                                   LIMESTONE             OIL
                                   RESERVES            RESERVES
                                    (TONS)              (BBLS)

Initial Proven Reserves at
     Acquisition                   73,458,000          1,827,000
Production                                  -                  -
Change in Estimates                         -                  -

Estimated Reserves at
     June 30, 1996                 73,458,000          1,827,000



The accompanying table reflects the standardized measure of discounted future net cash flows relating to Petro Union, Inc.'s interest in proved reserves as of June 30, 1996:

                                LIMESTONE             OIL
Future cash inflows           $367,290,000        $ 37,453,500
Futere Costs:
     Developement              (18,000,000)         (3,000,000)
     Production               (202,000,000)        (21,809,145)
Future income tax expense      (44,074,800)         (3,793.307)

Future net cash flows          102,841,200           8,851,049
10% discount to reflect
  timing of cash flows         (77,698,967)         (3,412,463)

Standarized measure of
discounted future net
cash flows                      25,142,233           5,438,586

Discounted future net cash
  flows before income tax       35,917,475           7,769,409


Future cash inflows are computed by applying year-end prices of limestone and oil relating to the year-end quantities of those reserves. Future developement and production cost are computed by independent consultants by estimating the expenditures to be incurred in developing and producing limestone and oil reserves at the end of the year, based on year-end cost and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pretax net cash flows relating to proved reserves, exclusive of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of continuing operations. Future income tax expenses have been reduced by the estimated future nonconventional fuel source income tax credits to be utilized.

The 10% annual discount is applied to refect the timing of the future net cash flows. The standarized measure of discounted cash flows is the future net cash flows less the computed discounts.

The Company is obligated under various working interest leases for oil extraction. The Company's working interest in these leases varies from 3 to 100%. Working interest reserves are included calculations of reserves and net future revenues.

The Company has elected to use the successful efforts method of accounting for its oil and gas operations.


NOTE 3.   DISCONTINUED OPERATIONS

On April 10, 1993, the Company entered into an agreement to pur-chase 100% of the issued and outstanding common stock of Green Coal Company, Inc., a Kentucky corporation for $3,052,000 cash with $100,000 payable on April 10, 1993 and $2,952,000 due August 15, 1993, 1,000,000 restricted common shares and a 1% overriding royalty on controlled reserves in place upon the signing of the contract. A $1,052,000 note due from the former stockholder to be forgiven by the Company as a non-compete agreement for five years.

In April, 1995, the Company discontinued the operations of its coal mining segment. This decision resulted from the following events:

1.   Involuntary conversion of the Company's investment in Green
     Coal Company by a Bankruptcy Judge on August 8, 1994; and

2. Loss of the Company's leasehold interest in the Central City coal reserves in Muhlenberg County, Kentucky, due to the Company's inability to pay lease royalties due April 1994, and April, 1995.

The discontinuance of the Company's coal operations was effective as of August 8, 1994. Accordingly, the revenues and expenses ap-plicable to the discontinued segment have been removed from the appropiate accounts and presented as a seperate line item in the statement of operations.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

              COMPARISON OF THREE MONTHS ENDED June 30, 1996
                  TO THE THREE MONTHS ENDED June 30, 1995

Revenues for the three months ended June 30, 1996 increased
$53,471 over the same period in 1995 due to horizontal drilling service work performed in this quarter.

Cost of Revenue and General and Administrative Expenses decreased
$16,227 over the same period in 1995, due to a reduction of legal and consulting charges.


                      LIQUIDITY AND CAPITAL RESOURCES

Negative working capital of $1,023,603 at June 30, 1996 increased
$18,457 from the negative working capital of $1,005,146 for the period ended March 31, 1996.

The Company has been unable to meet its obligations and on May 13, 1996 filed for Chapter 11 Reorganization in the U.S. Bankruptcy Court. The management is devoting the majority of its time seeking funding for the Company, particularily from those parties that demonstrated interest in the Company but were reluctant due to the liabilities and contingent liabilities associated with the Company.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Location:      United States Bankruptcy Court
                         Southern District of Indiana
          Case:          96-70559-BHL-11
          Description:   Chapter 11 Reorganization
          Date:          May 13, 1996

On May 13, 1996 the Company voluntarily filed a petition for "Reorganization" persuant to Chapter 11 in the United States Bankruptcy Court for the Southern District of Indiana. The filing was due to the liabilities and contingent liabilities resulting from the acquisition and subsequent disposition of Green Coal Comapny, Inc.

The Company has been unable to attract the needed financings to develop its properties and pursue its business opportunities as a result of these liabilities. It is management's belief that filing for reorganization is in the best interest to protect the company's assets and to attract investors that can be protected through the Bankruptcy Court on a priority basis.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

On August 16, 1996, the Company received the signed order dated August 15, 1996 from the United States Bankruptcy Court for the Southern District of Indiana approving a loan transaction with Pembrooke Holding Corporation for a post-petition financing to meet the Companys present working capital needs. The Company has entered into an agreement with Pembrooke Holding Corporation whereby $150,000 will be loaned to the Company for a period of 180 days without interest, secured by a pledge of 50% of the stock of Calox Corporation ( a wholly owned subsidiary of the company).

Upon the Court's confirmation of the plan of reorganization Pembrooke shall receive, in satisfaction of its $150,000 loan, a debenture in the amount of $150,000 which shall be convertible to stock at a price of 12.5 cents per share. The Company shall also issue warrants for its stock to Pembrooke as a part of a plan of reorganization for a total of 2,333,3334 warrants exercisable at 58% of the market price at the time of exercise. The company will also receive $130,000 from Pembrooke to acquire a 60% working interest in each well developed in a certain oil and gas property.

At such time that Pembrooke receives oil and gas production payments equal to its investments in each well, Pembrooke's working interest shall be reduced to 50%.

On April 11, 1996, the Company received a Letter of Intent from Tiger Industrial Transportation Systems, Inc. to enter a contract to mine and market lime and limestone products from the Company's limestone reserve located in Monroe County, Indiana. The transaction is subject to a market survey that is being conducted at this time. Pembrooke Holding Corporation is financing an independent market study and is soliciting customers for the limestone products.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits
               None

          (B)  Reports of Form 8-K
               None



                                 SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PETRO UNION, INC.




DATE:  August 16, 1996             /s/ Richard D. Wedel

                                   Richard D. Wedel, President