Form 10QSB
period 1996-09-30
PETRO UNION INC
filed 1996-11-19
CIK 840402

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark One)
(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


For Quarter Ended September 30, 1996
Commission file no. 33-24265-LA

                              PETRO UNION, INC.
          (Exact name of registrant as specified in its charter)

    COLORADO                                        84-1091986
(State or other jurisdiction                (I.R.S. Employer No.)
of incorporation of organization)

123 Main Street, Suite 300
Evansville, Indiana                             47708
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number, including area code (812)424-6745

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

     Title of Each Class            Outstanding at Sept. 30, 1996
         Common                         17,537,945



                                  PART I



ITEM 1 - FINANCIAL STATEMENTS




                             TABLE OF CONTENTS

                                                            PAGE

Consolidated Balance Sheets as of Sept. 30, 1996
  (Unaudited) and December 31, 1995 (Audited)               3

Consolidated Statements of Operations for the Nine
  and Three Months Ended Sept. 30, 1996 and 1995
  (Unaudited)                                               4

Consolidated Statements of Stockholders' Equity for
  the year ended December 31, 1995 (Audited) and the
  Nine Months Ended Sept. 30, 1996 (Unaudited)              5

Consolidated Statements of Cash Flows for the Nine
  Months Ended Sept. 30, 1996 and 1995 (Unaudited)          6

Notes to Consolidated Financial Statements (Unaudited)      7-9





















PETRO UNION INC. AND SUBSIDIAIRIES
CONSOLIDATED BALANCE SHEET

ASSETS

                             SEPTEMBER 30         DECEMBER 31
                                  1996                1995
                              (unaudited)            (audited)

CURRENT ASSETS
        CASH                    101,279                518
        RESTRICTED CASH          30,000             36,842
        ACCOUNTS RECEIVABLE      77,378                  0

        TOTAL CURRENT ASSETS    208,657             37,360

PROPERTIES AND EQUIPMENT      4,239,863          4,560,925

        TOTAL ASSETS          4,448,520          4,598,285


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        ACCOUNTS PAYABLE        279,904            517,091
        DUE RELATED PARTIES      56,588             16,375
        NOTES PAYABLE           165,049             18,071
        ACCRUED LIABILITIES     242,000            217,538
        ADVANCE ON JOINT
          VENTURE               230,000            250,000

        TOTAL CURRENT
        LIABILITIES             973,541          1,019,075

LONG TERM NOTE PAYABLE           21,936             27,577

STOCKHOLDER'S EQUITY
        COMMON STOCK $0.125
        PAR VALUE.  50,000,000
        SHARES AUTHORIZED.
        17,537,945 SHARES
        ISSUED AND
        OUTSTANDING           2,192,242          1,990,930
        ADDITIONAL
        PAID IN CAPITAL      14,104,562         14,019,562
        RETAINED EARNINGS
        (DEFICIT)           (12,863,761)       (12,423,859)
        LESS STOCK
        SUBSCRIPTION
        AGREEMENT                                  (35,000)

        TOTAL
        STOCKHOLDER'S
        EQUITY                3,453,043          3,551,633

        TOTAL LIABILITIES
        AND STOCKHOLDERS'
        EQUITY                4,448,520          4,598,285




PETRO UNION, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPT. 30, 1996
AND 1995
(UNAUDITED)

                        Nine months          Three months
                      ended September 30  ended September 30
                         1996      1995      1996     1995


REVENUES                129,540    45,923    36,691    11,097

COST OF
REVENUES                129,998    79,600    34,581    10,392

  GROSS PROFIT
  (LOSS)                   (459)  (33,677)    2,109       705

GENERAL AND
ADMINISTRATIVE          214,533   339,511    82,492   134,381

LOSS FROM OPERATIONS   (215,003) (373,188)  (80,394) (133,676)

OTHER INCOME
(EXPENSES)
   INTEREST EXPENSE        (466)   (2,722)        0    (1,786)
   INTEREST INCOME        1,821     3,048       746     1,137
   OTHER               (204,762)        0  (204,762)        0

   TOTAL OTHER INCOME
          (EXPENSE)    (206,117)      326  (205,508)     (649)

NET PROFIT (LOSS) FROM
OPERATIONS BFIT       $(421,120)$(372,862)$(285,902)$(134,325)

FEDERAL INCOME TAX            0         0         0         0

NET INCOME (LOSS)     $(421,120)$(372,862)$(285,902)$(134,375)

PER SHARE                 (0.02)    (0.03)    (0.02)    (0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
USED TO COMPUTE
PER SHARE AVERAGE   17,537,945  14,454,260  17,537,945 14,454,260



PETRO UNION, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENTS OF STOCKOHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1994 AND 1995 (AUDITED)
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)


                           ADDITIONAL
                           PAID IN      RETAINED
SHARES         AMOUNT      CAPITAL      EARNINGS       TOTAL

BALANCE DECEMBER 31, 1993

10,540,100     1,317,513  13,265,229    (7,450,833)    7,131,909

SALE OF COMMON STOCK

 2,056,660       257,082     716,793         -           973,875

STOCK ISSUED FOR SERVICES

   400,000        50,000         -           -            50,000

ISSUANCE OF COMMON STOCK IN CONNECTION WITH BANKRUPTCY OF GREEN
COAL COMPANY, INC.

   500,000        62,500     (62,500)        -              -

NET (LOSS)

   -                -           -       (4,520,081)   (4,520,081)

BALANCE DECEMBER 31, 1994

13,496,760     1,687,095   13,919,522  (11,970,914)    3,635,703

STOCK ISSUED FOR SERVICES

 2,430,6         303,835      100,040         -       403,875

NET (LOSS)

  -                 -           -         (452,945)     (452,945)



BALANCE DECEMBER 31, 1995

15,927,445     1,990,930 14,019,562    (12,423,859)     3,586,633

STOCK ISSUED FOR SERVICES

 1,610,500       201,312     85,000          -            286,312


NET (LOSS)
  -                 -           -         (108,982)     (108,982)

BALANCE MARCH 31, 1996

17,537,945     2,192,242 14,104,562    (12,532,841)    3,763,963

NET (LOSS)
  -                 -           -          (25,018)      (25,018)

BALANCE JUNE 30, 1996

17,537,945     2,192,242 14,104,562    (12,577,859)     3,738,945

NET (LOSS)

   -                -           -         (285,902)      (285,902)

BALANCE SEPT. 30, 1996

17,537,945     2,192,242 14,104,562    (12,863,761)     3,453,043




PETRO UNION, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


                                        1996           1995

CASH FLOWS FROM OPERATIONS
 CASH RECEIVED FROM CUSTOMERS        $114,540       $44,260
 CASH PAID TO SUPPLIERS              (131,496)     (105,280)
 INTEREST INCOME                        1,821         3,048
 INTEREST EXPENSE                        (466)       (2,722)

NET CASH PROVIDED (USED)              (17,093)     (105,694)

CASH FLOW FROM INVESTING ACTIVITIES
 PURCHASE OF PROPERTY AND EQUIPMENT   204,021      (254,283)
 (INCREASE) DECREASE IN INVESTMENTS                 250,000
 AND OTHER ASSETS                                    76,146

NET CASH PROVIDED (USED)
 BY INVESTING                         204,021         71,863

CASH FLOW FROM FINANCING ACTIVITIES
 PROCEEDS FROM NOTES PAYABLE          150,000
 SALE OF COMMON STOCK                 286,312         40,356
 NET PAYMENT ON NOTES PAYABLE
 AND DEBT                            (272,000)        (5,863)

NET CASH PROVIDED (USED) FROM
FINANCING ACTIVITIES                  164,312         34,493

NET INCREASE (DECREASE) IN CASH       101,253            662

CASH AT BEGINNING OF PERIOD               526         51,650

CASH AT END OF PERIOD                 101,779         52,312

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATIONS
     NET (LOSS)                      (419,902)      (372,862)

     DEPRECIATION AND AMORTIZATION     84,647         53,000
     DECREASE (INCREASE)
     ACCOUNTS RECEIVABLE              (72,950)        30,837
     INCREASE (DECREASE)
     ACCOUNTS PAYABLE                  33,866        183,331
     INCREASE (DECREASE)
     ACCRUED LIABILITIES              104,538        (70,856)

NET CASH PROVIDED (USED)
BY OPERATIONS                       $(298,918)     $(105,694)



PETRO UNION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the nine month period ended Sept. 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2.   OIL AND LIMESTONE OPERATIONS

The Company acquired its limestone reserves in July, 1992 through the acquisition of Calox Corporation. The Company has not com-menced production and developement activities on these acquired reserves. The following summarizes activity related to these acquired reserves:

                                             LIMESTONE
Capitalized costs:                           RESERVES

Acquisition costs                           $3,500,000
Production and Development Costs                  -
Amortization/Depletion                            -

Balance at March 31, 1996                   $3,500,000


                                             LIMESTONE
                                             RESERVES

                                             (TONS)

Initial Proven Reserves at
     Acquisition                             73,458,000

Production                                        -
Change in Estimates                               -

Estimated Reserves at
     March 31, 1996                          73,458,000

PETRO UNION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (CONTINUED)
(UNAUDITED)


NOTE 2.   OIL AND LIMESTONE OPERATIONS (CONTINUED)

The accompanying table reflects the standardized measure of dis-counted future net cash flows relating to Petro Union, Inc.'s in-terest in proved reserves as of September 30, 1996:

                                          LIMESTONE
Future cash inflows                     $367,290,000
Futere Costs:
     Development                         (18,000,000)
     Production                         (202,000,000)
Future income tax expense                (44,074,800)

Future net cash flows                    102,841,200
10% discount to reflect
  timing of cash flows                   (77,698,967)

Standarized measure of
discounted future net
cash flows                                25,142,233

Discounted future net cash
  flows before income tax                $35,917,475


Future cash inflows are computed by applying year-end prices of limestone and oil relating to the year-end quantities of those reserves. Future developement and production cost are computed by independent consultants by estimating the expenditures to be incurred in developing and producing limestone and oil reserves at the end of the year, based on year-end cost and assum-ing continuation of existing economic conditions.

Future income tax expenses are computed by applying the appro-priate statutory tax rates to the future pretax net cash flows relating to proved reserves, exclusive of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of continuing operations. Future income tax expenses have been reduced by the estimated future nonconventional fuel source income tax credits to be utilized.

The 10% annual discount is applied to refect the timeing of the future net cash flows. The standarized measure of discounted cash flows is the future net cash flows less the computed discounts.

PETRO UNION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996 (CONTINUED)
(UNAUDITED)


NOTE 2.   OIL AND LIMESTONE OPERATIONS (CONTINUED)

Standarized Measure of Discounted Future Net Cash Flows
(Continued)

The Company is obligated under various working interest leases for oil extraction. The Company's working interest in these leases varies from 3 to 100%. Working interest reserves are included calculations of reserves and net future revenues.

The Company has elected to use the successful efforts method of accounting for its oil and gas operations.


NOTE 3.   DISCONTINUED OPERATIONS

On April 10, 1993, the Company entered into an agreement to pur-chase 100% of the issued and outstanding common stock of Green Coal Company, Inc., a Kentucky corporation for $3,052,000 cash with $100,000 payable on April 10, 1993 and $2,952,000 due August 15, 1993, 1,000,000 restricted common shares and a 1% overriding royalty on controlled reserves in place upon the signing of the con-tract. A $1,052,000 note due from the former stockholder was to be forgiven by the Company as a non-compete agreement for five years.

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


                            PART I (CONTINUED)



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

              COMPARISON OF NINE MONTHS ENDED September 30, 1996
                  TO THE NINE MONTHS ENDED September 30, 1995

Revenues for the nine months ended September 30, 1996 increased
$92,849 over the same period in 1995 due to horizontal drilling service work performed in this period.

Cost of Revenue and General and Administrative Expenses decreased
$74,580 over the same period in 1995, due to a reduction of legal and consulting charges.


                      LIQUIDITY AND CAPITAL RESOURCES

Negative working capital of $298,918 at September 30, 1996 compared to year end December 31, 1995 increased $193,224 primarily due to the replacement of certain horizontal drilling equipment damaged in use and causing a cessation of operation until additional financing was secured in September.

The Company has been unable to meet its current obligations and on May 13, 1996 filed for Chapter 11 Reorganization in the U.S. Bankruptcy Court. The management is devoting the majority of its time seeking funding for the Company, particularily from those parties that demonstrated interest in the Company but were reluctant due to the liabilities and contingent liabilities associated with the Company.


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

The Company has been unable to attract the needed financings to develope its properties and pursue its business opportunities as a result of these liabilities. It is managemment's belief that filing for reorganization is in the best interest to protect the company's assets and to attract investors that can be protected through the Bankruptcy Court on a priority basis.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

On August 16, 1996, the Company received the signed order dated August 15, 1996 from the United States Bankruptcy Court for the Southern District of Indiana approving a loan transaction with Pembrooke Holding Corporation for a post-petition financing to meet the Companys present working capital needs. The Company has entered into an agreement with Pembrooke Holding Corporation whereby $150,000 will be loaned to the Company for a period of 180 days without interest, secured by a pledge of 50% of the stock of Calox Corporation ( a wholly owned subsidiary of the company). Upon the Courts confirmation of the plan of reorganization Pembrooke shall receive, in satisfaction of its $150,000 loan, a debenture in the amount of $150,000 which shall be convertible to stock at a price of 12.5 cents per share. The Company shall also issue warrants for its stock to Pembrooke as a part of a plan of reorganization for a total of 2,333,3334 warrants exercisable at 58% of the market price at the time of exercise. The company will also receive $130,000 from Pembrooke to acquire a 60% working interest in each well developed in a certain oil and gas property which the company is currently in negotiation to lease. At such time that Pembrooke receives oil and gas production payments equal to its investments in each well, Pembrooke's working interest shall be reduced to 50%.

On April 11. 1996, the Company received a Letter of Intent from Tiger Industrial Transportation Systems, Inc. to enter a contract to mine and market lime and limestone products from the Company's limestone reserve located in Monroe County, Indiana. The transaction is subject to a market survey that is being conducted at this time. Pembrooke Holding Corporation is financing an independent market study and is soliciting customers for the limestone products.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits
               None

          (B)  Reports of Form 8-K
               None



                                 SIGNATURE


          Persuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PETRO UNION, INC.



                                   /s/ Richard D. Wedel
DATE:                              Richard D. Wedel, President