Form 10-K
period 1996-12-31
PETRO UNION INC
filed 1997-05-07
CIK 840402

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


                For the fiscal year ended December 31, 1996

                      Exchange Act File No.:  0-20760


                            PETRO UNION INC.
           Exact name of Registrant as specified in its charter


      Colorado                              84-1091986
State or other jurisdiction        I.R.S. Employer Identification
incorporation or organization                 Number

123 Main Street, Suite 300
Evansville, Indiana                           47708
Address of principal executive offices       Zip Code

Registrant's telephone number, including area code:  (812)
424-6745

Securities registered pursuant to Section 12(b) of the Act:
                None

Securities registered pursuant to Section 12(g) of the Act:
                $.125 Par Value Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and (2) has been subject to such
filing requirements for the past 90 days.
YES  (X)     NO ( )

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B
is not contained in this form, and no disclosure will be
contained, to the best of the Registrant's knowledge,
in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.             ( X )

Registrant's revenues for its most recent fiscal year: $403,968

As of December 31, 1996, the aggregate market value of the common stock of Petro Union, Inc. held by nonaffiliates was approximately: $2,625,000.

                                        Number of Shares
                                          Outstanding
    Class                                March 31, 1996

Common Stock, $.125 par value             17,537,945



                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

Transitional Small Business Disclosure Format.
Yes      No  ( X )

                                  PART I

Item 1.  Description of Business.

History and Organization

     Petro Union, Inc., (the "Registrant" or the "Company" or "PUI"), was organized under the laws of the State of Colorado on June 27, 1988 as Kiwi III, Ltd. to complete a public offering to raise funds to acquire or merge with an operating business. The Registrant's Form S-18 was declared effective on November 14, 1988 and raised $152,000 through the sale of 15,200 Units of 1,000 shares each of the Registrant's $.001 par value common stock at an offering price of $10.00 per Unit.

     On September 29, 1989, the Registrant executed an agreement and plan of reorganization to acquire all of the issued and outstanding shares of Beat the House Enterprises, Inc. ("BTHE"), a closely-held Delaware corporation, in exchange for 151,000,000 shares of the Registrant's $.0001 par value Common Stock. BTHE shareholders purchased an additional 9,000,000 shares of the Registrant's $.0001 par value common stock from selling shareholders and 230,000,000 common stock purchase warrants from selling warrant holders. BTHE's plans never successfully materialized and until July 28, 1992 the Registrant had no operations.

     On July 28, 1992, the Registrant executed an agreement and plan of reorganization with two individuals, Parvin E. Day and Richard D. Wedel, and Petro Union, Inc., an Indiana corporation, whereby the Registrant acquired 100% of the outstanding shares of Petro Union, Inc., in exchange for the issuance of 7,240,000 shares (90.5%) of the Registrant's common stock. The transaction was a tax free exchange and was accounted for as a reverse merger with Kiwi III, Ltd. being the survivor. Kiwi III, Ltd. then changed its name to Petro Union Inc. to reflect the new business of the Company. Petro Union has the following subsidiaries:
Calox, Inc., and American Energy Corporation.

Business Activities

     The initial business objective of the Registrant was to explore for and develop oil and gas reservoirs through the use of a network of independent geologists from which it developed drilling prospects followed by its Land Department acquiring the appropriate leases relative to these drilling sites. Over the years, the Registrant evolved into an exploration and production company internally generating geological and geophysical drilling data, acquiring leases, arranging industry participation for drilling, managing drilling and completion activities and supervising production. Most of the Company's drilling to date has occurred in the Illinois Basin, which is located in the States of Illinois, Indiana, and Kentucky.

     The Registrant is still in the development stage with respect to its drilling program in the Hayes field and its non-oil and gas mineral acquisitions. The Registrant has principally relied on its activities as a contract operator for oil and gas wells to generate revenues. Currently it is the operator for approximately 9 oil and gas wells, which, with few exceptions, were wells developed and drilled by the Registrant since 1981, with its working interest later spun off to others, while the Registrant continued to act as the operator. As a result of this activity, the Registrant has maintained minority interests in approximately 6 wells which, during 1996, generated a total of 1252 net barrels of oil. In addition to the proceeds from the sale of these hydrocarbons, the Registrant earns revenues from its contract operator agreements. As a contract operator, the Registrant incurs 100% of the operating expenses of each well which it thereafter bills to the working interest owners along with its contracted for supervisory fee. Management anticipates that a small portion of future revenues will be earned from continuing these types of operations.

Acquisitions and Mergers

     On July 15, 1992, PUI acquired Calox, Inc., an Indiana corporation ("Calox"), in a common stock exchange whereby Calox became a wholly owned subsidiary of PUI. Calox was organized in June, 1992 to acquire, develop, and produce coal and other mineral reserves. At the time of PUI's acquisition of Calox, Calox owned the Central City coal reserve in Muhlenberg County, Kentucky and a large limestone production site located in central Indiana.

     On August 9, 1993, the Registrant formed American Energy
Corporation ("American Energy") under the laws of the State of Kentucky as a wholly owned subsidiary and infused into it the Central City coal reserves formerly held by Calox, Inc.

     On April 10, 1993, the Registrant acquired all of the issued and outstanding shares of Green Coal Company, Inc. ("Green Coal") for $100,000 in cash, a promissory note of $2,952,000 originally payable August 15, 1993, subsequently extended by mutual consent, 1,000,000 shares of the Registrant's restricted common stock valued at $3,950,000, and a 1% overriding royalty interest. The parties to this transaction agreed that, at the time of payment of the balance due, Registrant could forgive the note due the former principal shareholder in the amount of $1,052,000 in exchange for payment in cash of that amount, leaving cash due of $1,900,000. As a result of this transaction Green Coal became a wholly owned subsidiary of the Registrant. On July 11, 1994, the Registrant filed a voluntary petition in the United States Bankruptcy Court of the Western District of Kentucky, seeking to reorganize Green Coal under Chapter 11 of the United States Bankruptcy Code. The filing for protection under the Code was necessary due to the severe liquidity problems caused by substantial increases in existing high debt service demands and lack of profitability on some existing coal contracts. Due to these liquidity problems, the Company and Green Coal were unable to pay the acquisition liabilities due to the former stockholders of Green Coal.

     These former stockholders filed a motion in the bankruptcy court to have their shares returned to them. The judge granted the motion and Thomas E. Green took ownership control of Green
Coal Company, Inc. on August 8, 1994.

     The accompanying consolidated financial statements reflect
Green Coal's results of operation as a discontinued operation.

Current Operations

     It is the Registrant's belief that, in the foreseeable future, the United States will constantly be looking for alternate sources of energy in its efforts to not only conserve, but clean up, the environment. For the time being, the United States is substantially reliant upon fossil fuels such as oil, natural gas and coal as energy sources. It is the Registrant's belief that the domestic, as well as international, political/economic climate is, and will continue to be, such that society will require that there be a consistent market for the Registrant's products.

     The Registrant's present business strategy is to concentrate on expanding its asset base and cash flow primarily through (i) development of a horizontal drilling service company utilizing the Amoco short radius technology licensed by the Registrant;
(ii) development drilling and horizontal drilling recompletion activities on proved locations; (iii) exploitation by drilling or horizontal drilling recompleting prospective formations not currently classifiable as proved, but believed by Management to have potential based upon its technical evaluation or development activity in the area; (iv) acquisitions of oil and gas producing properties and mineral reserves, which Management believes have potential for increasing production and reserves; and, (v) reduction programs and utilization of improved drilling and completion techniques designed to lower per unit operating and reserve addition costs.

The Extractive Minerals Industry

Coal Reserves

      Historically, there has been a very limited change in demand for coal in the United States. In the past, major oil companies have searched for and obtained control over a large percentage of the known coal reserves in the United States. Management believes that many of the major companies have elected to liquidate their ownership interests in a substantial portion of these coal reserves as a result of changing environmental regulations. As of the date of this Report, there are, what Management believes to be, a considerable number of large coal reserves available for sale by many companies. The registrant's management has significant operating experience in the coal
fields of Kentucky, Indiana and Illinois.   The Registrant
continually evaluates opportunities to acquire available reserves.

Discontinuance of Coal Operations

     The Central City Reserve lease obligation required annual lease payments of $100,000. Due to the liquidity problems caused by the Green Coal acquisition (discussed above), the Company has been unable to make the lease payments due in 1994 and 1995. Management's efforts to obtain a renegotiated payment plan for this lease obligation were not successful.

     On August 8, 1994, the Judge in the Green Coal Bankruptcy unexpectedly rendered a decision to return the stock of Green Coal to its former owner, Tom Green. This affect on the Company was similar to an involuntary conversion in that the Company lost all operating control of Green Coal and was not compensated for this loss. The Company has appealed the Bankruptcy Judge's decision in this matter. Legal counsel believes that the Company has certain legal remedies available in this matter against certain third parties that could ultimately result in the partial overturning or modification of the Judge's order.

     Since the Company lacks the resources to (1) pursue its legal remedies in the Green Coal matter and (2) bring the Central City Reserve obligation current, the Company has effectively lost control and title to all of its coal reserves and operations. In April, 1995, management decided to discontinue it operations in the coal industry. Accordingly, the Company's investment in its coal reserves and operations have been written off in the accompanying statement of operations as "discontinued operations" and "disposal of a coal segment."

     Management has no current plans to acquire any additional investments in the coal industry at this time, but would consider re-entering this industry at some future date when it has the resources needed to compete successfully in this highly capital intensive industry.

Limestone Reserves

     As a result of the acquisition of Calox, the Registrant also acquired a limestone reserve located in Monroe County, Indiana. The 355 acre property is owned "in fee." That is, the Registrant owns the land, timber and 100% of the mineral rights associated with the property. The reserves are made up of Salem limestone, which produces a high industrial grade calcium oxide or calcium carbonate used in scrubbing machinery that cleans the gaseous emissions from coal burning generators. Engineering reports obtained by the Registrant indicate there are 73,458,000 tons of proven reserves on 200 acres of the property. The current plans of the Registrant include a joint venture with a mining company to open the quarry and equip it to produce approximately 400,000 to 500,000 tons per year in crushed form.

     Management estimates approximately $400,000 will be necessary to open and equip the quarry. Current pricing for this product ranges between $5.00 and $6.00 per ton. The Registrant's joint venture partner has the expertise necessary to calcinate limestone and sell it to the end-user for scrubbing purposes.
The type of lime which can be produced from the Registrant's reserves is currently selling for approximately $50.00 to $60.00 per ton in calcinated form. It is not possible at this time to determine that when the Registrant commences limestone mining such operations will be profitable. A description of these reserves is as follows:

Location:  Monroe County, Indiana

Means of access:  State Highway 46 to County Road

Title, claim, lease or option description: Owned in fee warranty deed

Conditions to obtain or retain the property:  none

Expiration date of lease or option:  N/A

Maps:  Incorporated by reference from the Registrants' fiscal
1992 Form 10-KSB

History of previous operators:  none

Present condition of property:  Timber land

Work completed by Registrant on the property: Drilling, testing and engineering

Proposed program of exploration or development: Develop rock quarry to produce rock and/or crushed limestone

Current state of exploration or development:  none

Open pit or underground:  Open pit

Source of Power:  Public Service of Indiana

Rock formations and mineralization of existing or potential economic significance: Limestone

Proven recoverable reserves:  73,458,000

Quality:  98% CA CO2

Name of person making estimates: John R. Coombs - geological engineer

Relationship to Registrant of such person making estimates:  none

On August 16, 1996, the Registrant received the signed order dated August 15, 1996 from the United States Bankruptcy Court for the Southern District of Indiana approving a loan transaction with Pembrooke Holding Corporation for a post-petition financing to meet the Registrant's present working capital needs. The Registrant has entered into an agreement with Pembrooke Holding Corporation whereby $150,000 will be loaned to the Registrant for a period of 180 days without interest, secured by a pledge of 50% of the stock of Calox Corporation (a wholly owned subsidiary of the Registrant). Upon the Court's confirmation of the plan of reorganization, Pembrooke was to receive, in satisfaction of its $150,000 loan, a debenture in the amount of $150,000 which shall be convertible to stock at a price of 12.5 cents per share. The Registrant was also to issue warrants for its stock to Pembrooke as a part of a plan of reorganization for a total of 2,333,334 warrants exercisable at 58% of the market price at the time of exercise. The Registrant was also to receive $130,000 from Pembrooke to acquire a 60% working interest in each well developed in a certain oil and gas property which the Registrant is currently in negotiation to lease. At such time that Pembrooke receives oil and gas production payments were equal to its investments in each well, Pembrooke's working interest was to have been reduced to 50%.

On April 16, 1997, the Registrant filed a motion in the United States Bankruptcy Court to amend the post-petition loan agreement as agreed between the Registrant and Pembrooke Holding Corporation on April 3, 1997. The amended agreement provides for the extension of the term of the loan for an initial term of 90 calendar days which may be further extended for an additional 90 days. The principal balance of $150,000 shall bear interest at the rate of 8% per annum from the 16th day of September, 1996 until paid. Upon the entry of a final order confirming a plan of reorganization, Pembrooke shall (i) convert the loan, interest, and certain expenses to common stock of the Registrant at the ratio of $0.125 cents per share, (ii) convert expenses of $75,000 to common stock at $.25 per share; and (iii) be entitled to a continuing royalty interest in the Company's limestone reserves of 10%. Upon the execution of this amended agreement and the approval by the Bankruptcy Court by final order, Pembrooke shall have no further rights to acquire any other shares of stock, debentures, warrants, or any other interests of the Registrant except as a consulting fee, Pembrooke is to receive 400,000 shares of common stock. Additionally, Pembrooke shall have (i) the right of first refusal in the event the Registrant proposes to sell the limestone reserves to a third party and (ii) the first option to purchase the reserves from the Registrant for a period of twenty-four (24) calendar months from the Court's entry of an order confirming a plan of reorganization for the Registrant for a sum of not less than Three Million Five Hundred Thousand Dollars ($3,500,000.00) nor more than Four Million Five Hundred Thousand Dollars ($4,500,000.00).

The Oil and Gas Industry

     PUI was founded in 1981 with the primary objective of exploring for and developing oil and gas reserves. Initially the Registrant established a network of independent geologists which it drew upon for exploration drilling prospects. The Registrant successfully brokered these prospects to other companies. Eventually, PUI evolved into a full scale exploration and production company generating its own geological and geophysical drilling prospects, acquiring leases, arranging drilling participation, and finally managing the drilling, completion and supervision of production.

     During the last ten years, PUI has conducted extensive proprietary research and development of geological structures in the Illinois Basin, which Management believes has lead to the discovery of deeper targets for its exploration within the Illinois Basin in specific areas.

     The Registrant plans to use its staff to locate reservoirs of oil and gas and, in certain instances, to acquire reserves which have been engineered by others. Once the Registrant has leased up the necessary rights it will extract these reserves by using the horizontal drilling technique. The principal advantage of the horizontal drilling technique is that it results in a substantially greater surface area for drainage, and thus extraction, of the oil from the reservoir. In industry terms this is referred to as "communicating zones of permeability."
The horizontal drilling technique to be used by the Registrant was developed by Amoco Production Company and offers the ability to turn the drill from vertical to horizontal in as little as twenty-five feet. This allows the drilling rig operator significant precision in targeting known reservoirs. Additionally, this technique is advantageous in shallow basins, such as the Illinois Basin, since the short turning radius capability avoids certain geologic problems related to sequences of sand, shale and limestone, which are water bearing, and where typically, the drilling units are not large enough for long or medium radius drilling techniques.

Hayes Field

     The Registrant has acquired from Gullickson Farms the rights to 50% of the mineral interest in a 754 acre lease for a portion of the Hayes Field, located near Champaign, Illinois.
Previously, this property produced oil from wells at 1,050 feet, but was later plugged to drill to a deeper zone for gas storage purposes. This field has been engineered at 9.9 million barrels of oil reserves, of which, 155,000 barrels have been extracted. Management believes that it should be able to extract approximately 20% of the oil in the known reservoirs, less the 155,000 barrels already extracted, for a total recovery of approximately 1.8 million barrels. The Registrant owns a 7/8 working interest in the lease. Through December, 1996, the Registrant has spent $222,902 on the development of the field and approximately $110,000 on equipment. Management continues to seek funding for the development of this field.

Horizontal Drilling

     In October of 1994, the Company acquired from Amoco Production Company ("Amoco") a U. S. license to Amoco's Patented Slim Hole Short Radius Horizontal Drilling Technology. Amoco initiated a project in 1989 to develop a short radius drilling system for completing and re-completing wells to enhance the economical production of oil and gas. The system has been developed and tested to the point where, in management's opinion, it can now be offered as a commercial service to other producers. The Company, in its first effort successfully field tested the technology by drilling a 35' radius curve and a lateral extension to 515' from the vertical well bore.

     The oil and gas industry has long recognized that only a percentage of the in-place oil can be produced from any given reservoir. Amoco, like many other oil producers, recognizes that well stimulations from existing well bores are essential to enhancing recovery from proven reserves. The Amoco technology is capable of re-entering wells case-lined as small as 4 1/2" in diameter, the standard casing program in many areas of the U.S., and drilling curvatures from 25' to 60' of radii with lateral penetrations of several hundred feet to increase the production.

     Management of the Company considers this proprietary technology a leading edge and a ground floor opportunity as both a producer and service provider to other producers. It is believed by management that through utilization of the system of the Company has the ability to cost-effectively drill lateral completions and re-entries in shallow oil and gas producing zones where existing technology has not been available or affordable. Drilling horizontal laterals has the potential to: tap fresh oil by intersecting fractures, penetrating pay discontinuities and drain up-dip traps; correct production problems such as water coning, gas coning, and excessive water cuts from hydraulic fractures which extend below the oil-water contact; and supplement enhanced secondary and tertiary oil recovery techniques.

     Because drilling new wells from the surface is not a necessity and current production infrastructures can be utilized, it is anticipated that the economics will be improved. Potential zones such as shale gas and coalbed methane that contain trillions of cubic feet of untapped reserves in the United States are believed by management to be candidates for short radius horizontal drilling technology.

     The company assembled one (1) set of horizontal drilling equipment and commenced field operations late in 1995. The company continues to provide its horizontal drilling services on a fee basis or partial fee plus working interest basis in wells where its technology is used. The company intends to exploit the horizontal drilling technology in wells for its own account.

     The Registrant plans to form a joint venture service company to provide horizontal drilling services throughout the United States, with operations beginning in the states of Illinois and Indiana located in the Illinois Basin. Discussions are being held with several major energy entities that have expressed a positive interest in becoming a joint venture partner to fund the service company. It is anticipated that the Company will maintain operating control of the service company. The Company has proposed to supply the technical expertise, management, and the licensed technology under a management contract.

     The company has received $300,000 from TransTexas Gas
Corporation as an advance payment towards a Joint Venture and for a horizontal service contract on a test well in southwest Texas.
Drilling operations on the test well were successfully completed in April of 1996.

On February 8, 1997, the Registrant entered into a service contract with Newstar Energy USA, Inc. whereby the Registrant will provide its short radius horizontal drilling services on twenty (20) wells over a twelve (12) month period in the Dundee Oil Field located in Michigan. The Registrant estimates services to Newstar will generate approximately One Million to One Million Five Hundred Thousand Dollars ($1,000,000.00 to $1,500,000.00) from the first twenty (20) wells. The contract further provides that upon completion of the twenty (20) wells it is the intent of the Registrant and Newstar to form an alliance, joint venture, or formal relationship to exploit oil properties with the use of the Registrant's technology.


Oil and Gas Reserves

     The Registrant engaged independent petroleum engineer, John Coombs to estimate the Registrant's proved reserves, project future production and estimate future net revenues from production of the proved reserves as of December 31, 1993. Mr. Coombs' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Registrant. In determining the estimates of the reserve quantities that are economically recoverable, Mr. Coombs used oil and gas prices and estimated development and production costs as of December 31, 1993.

     The following table sets forth information estimated as of December 31, 1993 derived from the reserve reports of Mr. Coombs. The present values of estimated future net revenues (discounted at 10% per annum) shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by the Registrant. For further information concerning the present value of future net revenue from these proved reserves, see the Notes to Consolidated Financial Statements.


                            Proved Reserves (1)
                 Developed      Undeveloped        Total

Oil (Mbbls)      94,080           866,460         960,540
Gas (Mmcf)          Nil            Nil              Nil
Equivalent
 barrels
  (MBOE) (2)     94,080           866,460         960,540


(1) These reserves acquired or under contract to be acquired have an estimated present value of future net revenues of $7,769,409.

(2) Natural gas converted to oil at the ratio of six Mcf of natural gas to one Bbl of oil. Natural gas liquids are included as natural gas in this calculation without adjustment for higher
BTU value.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth above represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of different engineers often vary. For example, the Registrant has substantially increased its proved undeveloped reserves from initial reserve estimates made at the time of certain acquisitions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and costs, that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Oil and gas prices have fluctuated widely in recent years. The weighted average sales price utilized for the purposes of estimating the Registrant's proved reserves and future net revenues therefrom as of December 31, 1996 was $20.42 per Bbl for oil.

 Production

     The following table sets forth the average sale price, the average production cost (lifting costs) and net production to the Registrant for each of the last three fiscal years of oil and gas production in the Illinois Basin (Illinois, Indiana, and Kentucky) per unit of production (oil barrels, Bbl; gas, mcf;):

                         1994            1995       1996

Average Sales Price
 Per Unit:
     Oil                  $15.73        $16.73    $20.42
     Gas                    1.53             0         0
Lifting Costs Per Unit:
     Oil                  $11.68        $11.88    $10.94
     Gas                     .82             0         0
Net Production to
 the Registrant:
     Oil                  1223            1203      1252
     Gas                  1321               0         0


Acreage

     The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by the Registrant as of December 31, 1996, and includes the 854 net acres owned as of year end. Undeveloped acreage includes leasehold interests which may already have been classified as containing proved undeveloped reserves.

                    Developed Acreage(1)     Undeveloped Acreage

                   Gross       Net     Gross         Net

Indiana              170       17       1520         380
Illinois             115       80        754         377
    Total            285       97       2274         757


Drilling Activity

     The following table sets forth the wells drilled and completed by the Registrant during the periods indicated:



                          Years ended December 31

                   1994            1995            1996
               Gross   Net    Gross    Net     Gross    Net

Development:
     Oil         1    .875     1      .125      3      .375
     Gas         -       -     -         -      -         -
     Non-
      Productive -       -     -         -      -         -

     Total       1    .875     1      .125      3      .375



     (1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

Development Activities

     The Registrant has drilled wells in the Illinois Basin since 1981 and Management believes it has been a leader in advancing exploration and completion methods in the several formations found there. The Registrant holds 39 proved undeveloped locations in inventory. Beginning with the acquisition of Green Coal in April, 1993 and until its involuntary disposal in August, 1994, Management has had to substantially devote all of its time and energy to solving pre-existing operational and permitting problems of Green Coal. Registrant's program for the development of these proved locations is expected to continue upon the availability of funds.

Exploitation Activities

     The Registrant's exploitation activities are characterized by a higher level of risk with potentially higher rates of return than its development program, but the risk is still believed to be less than that of exploration. The targets are typically step-outs to existing production or deeper formations on existing proved locations with multiple potential completion horizons in areas that are on trend with or close to production from the exploitation target formation. The reserves for these target formations are not classified as proved, but the Registrant believes that these formations may contain commercial potential by reason of the success of similar operations in the area. Accordingly, these exploitation efforts are likely to be adjusted based on results obtained.

Exploration Strategy

     In addition to its development and exploitation activities, the Registrant is building a portfolio of exploration prospects which gives the Registrant an opportunity to utilize its technical expertise to increase its reserve base. Exploration drilling involves substantially more risk than development and exploitation drilling. The Registrant's existing prospects have multiple pay objectives and are commonly located in association with existing producing fields. They are also in areas where management has expertise or previous experience. The Registrant plans to invest a small portion of its cash flow in exploration ventures.

Development Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by the Registrant in its development, exploration and acquisition activities during the periods indicated:

                          Years Ended December 31

                         1995           1996

Development
 Costs                   $108,229*      $90,000

Exploration
 Costs                   ---            ________
Acquisition
 Costs:
 a) Unproved
    Properties           ---            ________
 b) Proved
    Properties           ---            ________

Total Capital
 Expenditure             $108,229*      $90,000


* Restated as amounts previously reported contained a clerical error.

Marketing
      Substantially all of the Registrant's oil production is sold to Ashland Oil, Marathon Oil, and the Indiana Farm Bureau at posted prices for the area. Domestic oil demand exceeds the supply and management does not see this changing in the near future.

Competition

     The Registrant believes that the locations of its leasehold acreage, its exploration, drilling and production capabilities and the experience of its management generally enable it to compete effectively in its principal producing areas. Competition in the energy industry is intense, however, and a number of the Registrant's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Registrant, which may adversely affect the Registrant's ability to compete, particularly in regions outside of the Registrant's principal producing areas.

Regulation

     The following discussion of regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which operations of the Registrant may be subject.

Price Controls on Liquid Hydrocarbons

     Oil sold by the Registrant is no longer subject to the Crude
Oil Windfall Profits Tax Act of 1980, as amended, which was repealed in 1988. As a result, the Registrant sells oil produced from its properties at unregulated market prices.

Federal Regulation of First Sales and Transportation of Natural
Gas

     The sale and transportation of natural gas production from properties owned by the Registrant may be subject to regulation under various federal and state laws including, but not limited to, the Natural Gas Act ("NGA") and the Natural Gas Policy Act ("NGPA"), both of which are administered by the Federal Energy Regulatory Commission ("FERC"). The provisions of these acts and regulations are complex. Under these acts, producers and marketers have been required to obtain certificates from FERC to make sales, as well as obtaining abandonment approval from FERC to discontinue sales. Additionally, first sales ("first sales") have been subject to maximum lawful price regulation. However, the NGPA provided for phased-in deregulation of most new gas production and, as a result of the enactment on July 26, 1989 of the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA with respect to "first sales" were terminated by not later than January 1, 1993. FERC jurisdiction over transportation and sales other than "first sales" has not been affected.

     Because of current market conditions, many producers, including the Registrant, are receiving contract prices substantially below most remaining maximum lawful prices under the NGPA. Management believes that most of the gas to be produced from the Registrant's properties is already price-deregulated. The price at which such gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil. At present, two factors affecting prices are gas-to-gas competition among various gas marketers and storage of natural gas. Moreover, the actual prices realized under the Registrant's current gas sales contracts also may be affected by the nature of the decontrolled price provisions included therein and whether any indefinite price escalation clauses in such contracts have been triggered by federal decontrol.

     The economic impact on the Registrant and gas producers generally of price decontrol is uncertain, but it currently appears to be resulting in lower gas prices. Currently, there is a surplus of deliverable gas in most areas of the United States and, accordingly, it remains possible that gas prices will continue to remain at relatively depressed levels or decrease further. Moreover, many gas sales contracts provide for price redetermination upon decontrol, and, as a result, it is possible that the newly redetermined prices applicable under such contracts are likely to reflect the lower prices prevalent in today's market. Producers such as the Registrant or resellers may be required to reduce prices in order to assure continued sales. It is also possible that gas production from certain properties may be shut-in altogether for lack of an available market.

     Commencing in the mid-1980's, FERC promulgated several orders designed to correct market distortions and to make gas markets more competitive by removing the transportation barriers to market access. These orders have had a profound influence upon natural gas markets in the United States and have, among other things, fostered the development of a large spot market for gas. The following is a brief description of the most significant of those orders and is not intended to constitute a complete description of those orders or their impact.

     On April 8, 1992, FERC issued Order 636, which is intended to restructure both the sales and transportation services provided by interstate natural gas pipelines. The purpose of Order 636 is to improve the competitive structure of the pipeline industry and maximize consumer benefits from the competitive wellhead gas market. The major function of Order 636 is to assure that the services non-pipeline companies can obtain from pipelines is comparable to the services pipeline companies offer to their gas sales customers. One of the key features of the Order is the "unbundling" of services that pipelines offer their customers. This means that pipelines must offer transportation and other services separately from the sale of gas. The Order is complex, and faces potential challenges in court. The Registrant is not able to predict the effect the Order might have on its business.

     FERC regulates the rates and services of "natural-gas companies", which the NGA defines as persons engaged in the transportation of gas in interstate commerce for resale. As previously discussed, the regulation of producers under the NGA is being gradually phased out. Interstate pipelines, however, continue to be regulated by FERC under the NGA. Various state commissions also regulate the rates and services of pipelines whose operations are purely intrastate in nature, although generally sales to and transportation on behalf of other pipelines or industrial end-users are not subject to material state regulation.

      There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the petroleum industry. It is impossible to predict what proposals will be enacted and what effect, if any, such proposals would have on the Registrant.

State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning operations. The states in which the Registrant operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also pro-rate production to the market demand for oil and gas.

Environmental Regulations

     Operations of the Registrant are subject to numerous laws and regulations governing the discharge of materials into the environmental or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Such laws and regulations may also restrict air or other pollution resulting from the Registrant's operations. Moreover, many commentators believe that the state and federal environmental laws and regulations will become more stringent in the future. For instance, proposed legislation amending the federal Resource Conservation and Recovery Act would reclassify oil and gas production wastes as "hazardous waste".
If such legislation were to pass, it could have a significant impact on the operating costs of the Registrant, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, including states in which the Registrant has operations, and these various initiative could have a similar impact on the Registrant.

     The Registrant has not filed any reports with estimates of its reserves with any federal authority or agency, other than the Securities and Exchange Commission and the Department of Energy.

Title to Properties

     Substantially all of the Registrant's property interests are held pursuant to leases from third parties. A title opinion is typically obtained prior to the commencement of drilling operations on properties. The Registrant has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Registrant's properties are subject to customary royalty interests, liens for current taxes and other burdens which the Registrant believes do not materially interfere with the use of or affect the value of such properties. The Registrant performs only a minimal title investigation before acquiring undeveloped properties.

Operational Hazards and Insurance

     The Registrant's operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     The Registrant has $2,000,000 of general liability insurance. The Registrant's insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Registrant's financial condition and results of operations. Moreover, no assurance can be given that the Registrant will be able to maintain adequate insurance in the future at rates it considers reasonable.

Employees

     At March 31, 1997, the Registrant had five employees, consisting of four full-time employees and one part-time employee. None of the Registrant's employees are subject to a collective bargaining agreement. The Registrant considers its relations with its employees to be good. The Registrant anticipates that it will hire additional field personnel to implement its growth plans.

Offices

     The Registrant leases approximately 1,250 square feet of office space in Evansville, Indiana for its executive offices on a one year lease. If it were to require added space, the Registrant believes that additional space is readily available for lease. The Registrant leases a field office and storage facility and equipment yard in Spencer County, Indiana.

Bank Guarantees

     During the ordinary course of business, the Company guaranteed certain notes for Green Coal Company, Inc. at the National City Bank of Louisville, Kentucky for a bank line of credit secured by coal reserves, supply agreements, mining equipment, a coal processing plant and the personal guarantee of Mr. Thomas Green, a previous shareholder of Green Coal.


Item 2.  Description of Properties

     Substantially all of the Registrant's property interests are held pursuant to leases from third parties. A title opinion is typically obtained prior to the commencement of drilling operations on properties. The Registrant has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Registrant's properties are subject to customary royalty interests, liens for current taxes and other burdens which the Registrant believes do not materially interfere with the use of or affect the value of such properties. The Registrant performs only a minimal title investigation before acquiring undeveloped properties.

Item 3.  Legal Proceedings.

     Except as set forth below, there are no other material, pending litigation not incidental to the business to which the Registrant or its subsidiaries is a party or against any of its Officers or Directors as a result of their capacities with the Corporation. All of the following claims have been listed as creditors in the Registrant's petition in bankruptcy:

Name:     Caterpillar Financial Services Corp. Vs.
          Petro Union Inc.

Location: Daviess Circuit Court
          Owensboro, Kentucky

Civil Action Number:     94-C1-01378

Description:   Demand on Guarantee for Green Coal Co., Inc.

Status: Judgment in favor of Caterpillar Financial Services Corp. for $10,333,302 for equipment purchases by Green Coal Company, Inc. On September 27, 1996, the bankruptcy court involuntarily converted Green Coal to a Chapter 7 and appointed a trustee. Subsequently, the Registrant, without further defense, agreed to judgment of Caterpillar's claim.

Name:     Petro Union Inc. Vs Thomas E. Green, Et. al.

Location: United States District Court, Western District of
          Kentucky

Civil Action Number:     94-CV-0126-0(C)

Description:   Claim for damages

Status:   No trial date has been set.

Claim:

On July 13, 1995, the Company brought suit against Thomas E. Green, Etal and the former stockholders of Green Coal Company seeking judgment for $100,000,000 plus court costs. The suit alleges: (a) Thomas E. Green, Etal, breached the Green Coal Company acquisition agreement by demanding delivery of the Green Coal stock; and (b) Thomas E. Green, Etal, misrepresented material facts constituting fraud, deceit, and negligent
misrepresentations.   Management is unable to determine the
outcome of this litigation.

Name:     Ron Orin and The OR Company Vs Petro Union Inc.

Location: United States District Court, Southern District of
          Indiana

Civil Action Number:     EV95-155

Description:  Disputed Claim for Damages

Status:   No trial date has been set.

Claim:

On or about May, 1994, The OR Company purchased and Petro Union sold 500,000 shares of its $.125 common stock to The OR Company pursuant to exemptions from registration provided by Regulations 'S' promulgated pursuant to the Securities Act of 1933 as amended. The parties executed and delivered a Regulation 'S' Securities Agreement and an Amendment thereto. A certificate for 500,000 shares was issued to The OR Company and delivered to it.

Another similar Regulation 'S' sale of 200,000 shares of Petro
Union shares of its $.125 common stock to The OR Company was done in June, 1994.

In connection with both transactions, The OR Company granted options to Petro Union to repurchase these shares of stock. Several months later, OR Company's officials contacted Petro Union and asked Petro Union to execute promissory notes documenting the indebtedness which would be owed if Petro Union exercised its option to repurchase the securities. These notes were not intended to create, and did not create, any additional obligations of the parties.

The notes were not to be of any consequence if Petro Union failed to exercise its option to purchase. The notes specifically provided that the non-exercise of the option to purchase was a satisfaction of the notes. Because Petro Union did not exercise its option, it is management's opinion. There was no consideration for the notes and they are void or voidable.
notes have been satisfied.

Name:     ICI Explosives USA, Inc. Vs Petro Union Inc.

Location: Jefferson Circuit Court Division 15, Louisville,
          Kentucky

Civil Action Number:     96-CI-00401

Description: Claim for Repayment under 50% Guarantee

Status:   Stayed pending bankruptcy court action

Claim:

In November of 1993, Petro Union entered into a Security Agreement to guarantee 50% of the repayment of explosives and blasting supplies sold by ICI to Petro Union's wholly owned subsidiary, Green Coal Company, Inc. Petro Union further pledged a Page Model 747 Electric Dragline located near Central City, Kentucky. Petro Union sold said dragline with $70,000 applied to ICI's claim. The balance owing is allocated as unsecured.

Name:     Voluntary Petition for Reorganization

Location: United States Bankruptcy Court, Souther District of
          Indiana

Case:     96-70559-BHL-11

Description: Chapter 11 Reorganization

Status:   Debtor-in-Possession

Date:     May 13, 1996

The Company voluntary filed a petition for "Reorganization" pursuant to Chapter 11 in the United States Bankruptcy Court for the Southern District of Indiana. The filing was due to the liabilities and contingent liabilities resulting from the acquisition and subsequent disposition of Green Coal Company, Inc.

Status:

The Company must file a plan of reorganization on or before June
16, 1997.  That plan is currently being developed.

It is the intention of the Registrant to file a plan of reorganization to fund both the reorganization and corporate re-structuring that will enable the Registrant to emerge from Chapter 11 Reorganization and fulfill its obligations to Newstar while proceeding to execute its business plan.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Registrant during the quarter ending December 31, 1996.
Annual meetings of the shareholders of the Registrant are held in accordance with Colorado law.


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

     The Registrant's common stock has been quoted on NASDAQ since February 19, 1993. On March 31, 1997, there were fourteen
(14) market makers in the Registrant's securities and the closing bid quotation was $.19 per share. These prices, which have been adjusted for the Registrant's 1 for 1,250 shares reverse split on July 31, 1992, are believed to be representative of inter-dealer quotations, without retail markup, markdown or commissions, but may not represent actual transactions. There can be no assurance that a public market for the Registrant's common stock will be sustained in the future.

                                                 Bid
    Quarter Ended                         Low           High

December 31, 1995                         .16            .16
March 31, 1996                            .19            .22
June 30, 1996                             .13            .13
September 30, 1996                        .25            .31
December 31, 1996                         .19            .25
March 31, 1997                            .19            .25


     On March 31, 1997, there were approximately 600 registered holders of the Registrant's common stock, including those persons having beneficial positions in street name holdings.

     Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. The Registrant has not yet paid any dividends, and the Board of Directors of the Registrant presently intends to pursue a policy of retaining earnings, if any, for use in the Registrant's operations and to finance expansion of its business. With respect to the Common Stock, the declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Registrant's earnings, financial condition, capital requirements and other factors.

Item 6.   Management's Discussion and Analysis or Plan of
          Operations

     The following discussion addresses the Company's results of operations for the years ended December 31, 1996 and 1995, as well as liquidity and capital resources as of December 31, 1996.

     As a result of the involuntary disposition of Green Coal Company on August 8, 1994, the financial condition of the Registrant changed dramatically. The disposition was accounted for as a discontinued operation and resulted in a significant change in the business of the Registrant. All of the Registrant's revenues and operations after the loss of Green Coal are now in the oil and gas business. The Registrant considers its results to be comparative for the purposes of this discussion and analysis; however, on May 13, 1996, the Company filed a Petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code, which resulted in certain adjustments.

Results of Operations

     Year Ended December 31, 1996 Compared to December 31, 1995

     Revenues increased $261,788 or 184% from 1995 to 1996. The increase was primarily due to increased horizontal drilling service activities.

     Cost of revenues increased $149,190 or 166% from 1995 to 1996. The increase was due to increased horizontal drilling activities.

     Selling, general, and administrative expenses decreased for the year ended December 31, 1996 as compared to the year ended
December 31, 1995 by $213,273 or 40%. The decrease was primarily a result of adjustments relating to the Chapter 11 reorganization.

Liquidity and Capital Resources

     During the twelve months ended December 31, 1996, working capital increased $222,144 from the prior year as a result of an increase in revenues and a decrease in G&A. During this period the Company's accounts payable decreased from $517,091 to $380,220 or 26%.

     At the present time, the Registrant is more than thirty (30) days past due on the majority of its accounts payable.
Management is in discussions with certain entities to assist the Company in developing its plan of reorganization and disclosure statement to be presented on or before June 16, 1997 to the bankruptcy court. Should negotiations fail, Management cannot reasonably predict the outlook for continuing operations. Management is working toward a strategic relationship that provides the financing needed for a successful Company if its plan is approved; however, what impact this may have on current shareholders and creditors cannot be determined at this time.

Inflation

     The Registrant does not believe that inflation will have a material impact on the Registrant's future operations.


Item 7.  Financial Statements

     Please see accompanying index to Financial Statements commencing on page F-1.

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception. O'Neal and White, P.C. resigned as auditors on February 8, 1995. The Registrant hired C. Williams & Associates, P.C. during March, 1995 and filed an 8-K reporting the change.

     C. Williams & Associates, P.C. performed an audit of the Company's financial statements for 1994 and issued its report on that audit on April 14, 1995. The report of C. Williams & Associates, P.C. with respect to the 1994 fiscal year financial statements included an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources and negative working capital. On January 29, 1996, the Texas State Board of Public Accountancy made a determination that the firm of C. Williams & Associates, P.C. was not properly licensed to practice public accounting in Texas, retroactive back to March 2, 1995.

     Article 2 of Regulation S-X provides that, after March 2, 1995, the firm of C. Williams & Associates, P.C. is not qualified to practice before the Commission. Shareholders of the Company continue to retain legal rights to sue and recover damages from
C. Williams & Associates, P.C., for material misstatements or omissions, if any, in the financial statements.

     Should C. Williams & Associates, P.C. dissolve under the laws of Texas, its state of incorporation, the rights of the Company's shareholders to sue and recover damages from C. Williams & Associates, P.C. and its directors, officers and shareholders would be determined by the laws of the State of Texas governing the dissolution of Texas professional corporations.

     On March 22, 1996, the Company engaged the firm of Bateman,
Blomstrom & Co. to review the Company's 1994 financial statements and to perform the 1995 audit. No change was required to the 1994 audit as a result of this review.


                                 PART III

Item 9.   Directors and Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

The executive officers, key employees and directors of the Registrant and their ages and positions with the Registrant or its subsidiaries are as follows:

                                                  Period from
Name           Age       Position                 which served

Parvin Day     73        Chief Financial and      7/92-12/10/96
                         Accounting Officer
                         and Chairman of the
                         Board of Directors

                         Resigned as Officer
                         and Director on
                         12/10/96

Richard D.
 Wedel         49        President and Director   7/92 - current
                         Chairman               12/10/96-current


William E.
 Will          69        Director                 7/92-12/10/96

                         Resigned as Director
                         on 12/10/96


     The Registrant has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of the Registrant serve at the pleasure of the Board of Directors. No family relationship exists among the directors or executive officers of the Registrant. All Officers of the Registrant will hold office until the next Annual Meeting of the Registrant. There is no person who is not a designated Officer who is expected to make any significant contribution to the business of the Registrant.

     The following sets forth biographical information as to the business experience of each current Officer and Director of the Registrant for at least the past five years.

Richard D. Wedel, President and a Director. Mr. Wedel has been President and a Director of the Registrant since July, 1992, and of its wholly-owned subsidiary, Petro Union of Indiana, since 1981 and has been Chairman of the Registrant since December 10, 1996. He has been engaged in oil and gas exploration and production in Ohio, Indiana, Illinois, Kentucky and Kansas since the mid-1970's. From 1985 to 1991, Mr. Wedel was also an officer and principal shareholder of Trans-American Drilling Corporation, an Indiana corporation engaged in contract drilling of oil and gas wells. From 1986 to 1988, Mr. Wedel served as the Chairman of the Illinois Basin Chapter of the American Petroleum Institute, and is current Chairman of the Eastern Advisory Committee of the API. He is also a member of the Indiana-Kentucky Geological Society, the Indiana Oil and Gas Association, and the Tri-State Oil Producers Association. Mr. Wedel also served as a Captain in the U. S. Marine Corps. Mr. Wedel received a Bachelor of Science degree from the University of Evansville, Indiana, in 1969.

     During the past five years, there have been no petitions under the Bankruptcy Act or any state insolvency law filed by or against, nor have there been any receivers, fiscal agents, or similar officers appointed by any court for the business or property of any of the Registrant's incumbent directors or executive officers, or any partnership in which any such person was a general partner within two years before the time of such filing, or any corporation or business association of which any such director or executive officer was an executive officer within two years before the time of such filing, EXCEPT Mr. Parvin Day while Chairman of the Company voluntarily filed for a Chapter 11 Reorganization in May, 1996 as a result of personal guarantees made on behalf of the Company securing certain obligations due to the Company's involvement with Green Coal Company, Inc. Mr. Day resigned as a director and officer of the Company on December 10, 1996.

     During the past five years, no incumbent director or executive officer of the Registrant has been convicted of any criminal proceeding (excluding traffic violations and other minor offenses) and no such person is the subject of a criminal prosecution which is presently pending.

Compliance With Section 16(a) Under the Securities Exchange Act of 1934

Based solely on a review of reports filed with the Company, all Directors and Executive Officers timely filed all reports regarding transactions in the Company's securities required to be filed during the last fiscal year by Section 16(a) under the Securities Exchange Act of 1934.

Item 10.  Executive Compensation.

Summary Compensation Table

     The following summary compensation table sets forth in summary form the compensation received during each of the Company's last two completed fiscal years by the Registrant's
Executive Officers.

(a)  Summary Compensation Table
                                                  LONG TERM
                    ANNUAL COMPENSATION       COMPENSATION

Name/           Fiscal
Position        Year    Salary(1)  Bonus(2)  Other(2)  (2)


Parvin Day, CFO  1996   $90,000     -0-       -0-      -0-
                 1995   $90,000     -0-       -0-      -0-

Richard Wedel,
 CEO             1996   $90,000     -0-       -0-      -0-
                 1995   $90,000     -0-       -0-      -0-


(1) Salaries were accrued, but not paid in cash. A total of 500,000 shares of stock were issued to each officer in 1996 as payment in full for the $90,000 of salary accrued in 1995.

(2) During the period covered by the Table, the Company did not pay its executive officers any bonuses or other compensation and the Company did not make any award of long-term compensation.

Messrs. Day and Wedel devoted 100% of their time to the Company.

No other officer, director or employee of the Company or its subsidiaries received total compensation in excess of $100,000 during the last two fiscal years. The Company has no employment agreements with its executives.


(b)  Option and Long-Term Compensation Tables

     No options have been granted to any officers or directors of the Company during the two years ended December 31, 1996.


(c)  Options and Stock Appreciation Rights

     The Company has not granted any options or stock appreciation rights to any of its directors or executive officers.

(d)  Employment Contracts and Termination Agreements

     None

(e)  Director Compensation

     Each director who is not an employee of the Registrant (the "Outside Directors") will be paid the sum of $1,000 for each meeting of the Board of Directors attended by them. Additionally they will be reimbursed for expenses incurred in attending meetings of the Board of Directors and related committees. As of the date of this Prospectus, the Registrant has no Outside Directors. No compensation was paid to any Outside Director during fiscal 1996.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     As of December 31, 1996, there were 17,537,945 shares of common stock issued and outstanding.


     The following table sets forth, as of the date of this Report, the common stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's common and preferred stock, all Directors individually, and all Directors and Officers of the Registrant as a group. Except as noted, each person has sole record and beneficial ownership and voting power with respect to the shares shown.

Name and Address                   Common        Percent
of Beneficial Owner                Stock (1)    of Class(1)

Parvin Day                         2,565,000      14.63%
224 W. Main Street, Ste. 1
Boonville, IN  47601

Richard Wedel                      3,640,400      20.75%
123 Main Street, Suite 300
Evansville, IN  47708

All Directors and Officers         3,640,000      20.75%
as a Group (1 person)
_________________

     (1) Calculations assume exercise and conversion of all warrants, option and conversion rights into the underlying shares of common stock. All common and preferred shares held by the Officers, Directors and Principal Shareholders listed above are "restricted securities" and as such are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances.

     Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, but not limited to, the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

     All shares are "restricted securities" and as such are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances.

     There are no contractual arrangements or pledges of the Registrant's securities, known to the Registrant, which may at a subsequent date result in a change of control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

     During the past three years, the Registrant issued securities which were not registered under the Securities Act of 1933, as amended, to related parties as follows:


                              Number of Shares
                              $0.125 Par Value
Name                Date      Common Stock        Consideration

Richard D. Wedel    06/08/95      450,000              (1)
Parvin E. Day       06/08/95    1,265,000              (1)
Richard D. Wedel    01/26/96      500,000              (2)
Parvin E. Day       01/26/96      500,000              (2)
Lawrence Felder     01/26/96       15,000              (3)
Sherryl R. Noble    01/26/96        5,000              (3)
Donald E. Frank     01/26/96       5,000               (3)
Oscar Ray Trout,
 Sr.                01/26/96       5,000               (3)
Scott Reedy         01/26/96         500               (3)

     (1)  Issued for employee compensation.
     (2)  Issued for employee compensation.
     (3)  Issued for employee stock plan.


Director Loans to Registrant

     The Registrant is indebted to Parvin Day, its Chairman, at December 31, 1996 in the amount of approximately $19,330.13 and to Richard D. Wedel, its President, in the approximate amount o $9,758.60 for monies advanced to the Registrant for operational expenses. The advances have no repayment terms and are non-interest bearing.

Working Interests

     Prior to the acquisition of Petro Union, Inc., Rick Wedel, the President of the Registrant, historically acquired working interests in certain of the Company's oil and gas properties. Mr. Wedel is required to pay his proportionate share of all costs, including acreage costs.

Overriding Royalty Income

     The Registrant has historically assigned overriding royalty interests to certain of its employees. Employees own overriding royalty interests on oil and gas wells operated by the Registrant. Conflicts of interest may arise between employees owning overriding royalty interests in Registrant-operated locations and the Registrant.

Future Transactions

     Any further transactions between the Registrant and an officer, director, principal stockholder or affiliate of the Registrant will be approved by a majority of the directors, only if they have determined that the transaction is fair to the Registrant and its stockholders and that the terms of such transaction are no less favorable to the Registrant than could be obtained from unaffiliated parties.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

          (a) Exhibits

Exhibit   Description                   Location

3A        Articles of Incorpora-   Incorporated by reference
          tion and Bylaws          to Exhibit No. 3 to the
                                   Registrant's Registration
                                   Statement (#33-24265-LA)

3B        Amended Articles         Incorporated by reference
          of Incorporation         to Exhibit No. 2B of
                                   Registrant's Form 8-A
                                   Registration Statement
                                   (File #0-20760)

4         Specimen of Securities   Incorporated by reference
                                   to Exhibit Nos. 1A and 1B of
                                   Registrant's Form 8-A
                                   Registration Statement
                                   (File #0-20760)

10A       Agreement and Plan       Incorporated by reference
          of Reorganization        to Form 8-K dated August
                                   12, 1992

10B       Acquisition Agreement    Incorporated by reference
          For Green Coal Company,  to Exhibit 10 to Form 10-KSB
          Inc.                     for the period ended December
                                   31, 1992

10C       United States Bank-      Incorporated by reference
          ruptcy Court Voluntary   to Form 10KSB dated
          Petition for Green Coal  December 31, 1994
          Company, Inc.
          Dated July 11, 1994

10D       United States Bank-      Incorporated by reference
          ruptcy Court Transcript  to Form 10KSB dated
          of Ruling Returning      December 31, 1994
          Ownership of Green
          Coal Company, Inc. to
          Thomas Green and Family

10E       Post-Petition Loan       Included herewith
          Agreement

10F       Amended Post-Petition    Included herewith
          Loan Agreement

10G       Horizontal Drilling      Included herewith
          Services Letter
          Agreement

(b) One report on Form 8-K dated December 12, 1996 concerning resignations of Registrant's Directors, Parvin E. Day and William
E. Will, was filed during the last quarter of the year covered by this report.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PETRO UNION INC.


Dated: May 6, 1997            By: /s/ Richard D. Wedel
                                   Richard D. Wedel, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Capacity                  Date


/s/ Richard D. Wedel         President and          May 6, 1997
Richard D. Wedel             Chief Financial
                             Officer



                         PETRO UNION, INC.
            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  REQUIRED BY ITEM 8 AND ITEM 14



  FINANCIAL STATEMENTS                                      PAGE


  Reports of Independent Public Accountants                  F-2

  Consolidated Balance Sheet as of December 31, 1996         F-3

  Consolidated Statements of Operations for the Two
     Years Ended December 31, 1996 and 1995                  F-4

  Consolidated Statements of Stockholders' Equity for
     the Two Years Ended December 31, 1996 and 1995          F-5

  Consolidated Statements of Cash Flows for the Two
     Years Ended December 31, 1996 and 1995                  F-6

  Notes to Consolidated Financial Statements                 F-7


  FINANCIAL STATEMENT SCHEDULES (1)





     (1) Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the consolidated financial statements or the notes thereto.



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Petro Union Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Petro Union, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. We have also audited the financial statement schedules listed in Item 14 of the Form 10KSB. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As indicated in Notes 1 and 3, property and equipment includes $3,500,000 of limestone reserves which are not currently producing any revenue, and approximately $420,000 in capitalized oil and gas exploration costs on which modest production occurred in 1996. Realization of these assets depends upon the Company s ability to fully develop and exploit these properties, or sell them to a third party for an amount at least equal to their carrying amount. The financial statements do not include any adjustments that might result from impairment of these assets. In addition, as indicated in
Note 4, the Company is a Debtor In Possession under the U.S. Bankruptcy Code. The financial statements do not reflect any adjustments that might result from this filing.

In our opinion, except for any adjustments, if any, which might result from the effects of the matters discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Union, Inc. and subsidiaries as of December 31, 1996, and the results of its operations and cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston, Texas
BATEMAN, BLOMSTROM & CO.
April 30, 1997


PETRO UNION, INC. AND SUBSIDIARIES
(A Debtor-In-Possession)
Consolidated Balance Sheet
December 31, 1996


                                  ASSETS

Current Assets:
     Cash                               $    22,132
     Restricted cash, certificates
      of deposit (Note 2)                    30,747
     Accounts receivable, trade             132,262

          Total current assets          $   185,141

Properties and equipment, net
 (Notes 3 and 11)                         4,237,267

     Total assets                       $ 4,422,408


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to
 compromise (Note 4):

  Current liabilities:
     Short term notes payable and
      current maturities of long
      term note, pre-petition           $    6,700
     Short term note payable,
      post-petition (Note 11)              150,000
     Accounts payable, trade,
      post-petition                         31,164
     Accrued taxes, pre-petition            14,306
     Other accrued expenses                 96,095

     Total current liabilities             298,265

   Long term note payable, net of
     portion due within one year,
     pre-petition (Note 11)                 16,416

Liabilities subject to compromise
 (Note 4)

     Accounts payable and accrued
     expenses                              296,968
     Avances from related parties           52,088
     Advance on joint venture
      agreement                            230,000

     Amounts arising from guaranties
      of discontinued operations        24,022,791
     Total liabilities subject to
      compromise                        24,601,847

     Total liabilities                  24,916,528

Commitments and contingencies
 (Note 6)

Stockholders' equity
 (Notes 8 and 11)

     Common stock, $.125 par value,
      50,000,000 shares authorized,
      17,537,945 shares issued and
      outstanding                        2,192,243
     Capital in excess of
      par value                         14,076,088
     Accumulated deficit               (36,747,451)

                                       (20,479,120)

     Less, stock subscript on
      receivable                           (15,000)

     Total stockholders' equity        (20,494,120)

Total liabilities and
 stockholders' equity                  $ 4,422,408


The accompanying notes are an integral part of these financial statements.

PETRO UNION, INC. AND SUBSIDIARIES
(A Debtor-In-Possession)
Consolidated Statements of Operations
For the Years Ended December 31,


                                   1996           1995

Revenues                      $   403,968     $   142,180

Cost of revenues                  239,008          89,815

  Gross profit                    164,960          52,365

General and administrative
 expenses                         314,299         527,572

  Loss from continuing
   operations                    (149,339)       (475,207)

Other income (expense):

  Other                           (64,200)         22,834
  Interest income                   1,636           2,162
  Interest expense                (18,898)         (2,734)

    Net other income (expense)    (81,462)         22,262

  Net loss from continuing
   operations before taxes
   on income                     (230,801)       (452,945)

Provision for taxes on income         ---             ---

  Net loss from continuing
   operations                    (230,801)       (452,945)

Discontinued operations
 (Note 10):

  Loss from discontinued
   operations                 (24,092,791)            ---

     Net loss            $    (24,323,592)   $   (452,945)

     Earnings (loss)
      per share          $          (1.40)   $      (0.03)

  Weighted average
   number of common
   shares used to
   compute earnings
   (loss) per share      $     17,423,621    $  15,087,350


The accompanying notes are an integral part of these financial statements.


PETRO UNION, INC. AND SUBSIDIARIES
(A Debtor-In-Possession)
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1996 and 1995

                         Capital
                         in
                         Excess         Accumu-
    Common Stock         of Par         lated
Shares         Amount    Value          Deficit        Total


Balance, December 31, 1994

13,496,760   1,687,095   13,919,522   (11,970,914) $ 3,635,703

Stock issued for services and accrued liabilities

 2,430,685     303,835      100,040        --          403,875

Net loss

---              ---          ----       (452,945)    (452,945)

Balance, December 31, 1995

15,927,445   1,990,930   14,019,562   (12,423,859)   3,586,633

Stock issued for services and accrued liabilities

 1,610,500     201,313       56,526           --       257,839

Net loss

---              ---          ----    (24,323,592)  (24,323,592)

Balance, December 31, 1996

17,537,945   2,192,243   14,076,088  $(36,747,451) $(20,479,120)


The accompanying notes are an integral part of these financial statements.








PETRO UNION, INC. AND SUBSIDIARIES
(A Debtor-In-Possession)
Consolidated Statements of Cash Flows
For the Years Ended December 31,

                                        1996           1995

Cash flows from operating
activities:

Net loss                           $ (24,323,592)   $  (452,945)

Adjustments to reconcile net
 loss to net cash provided
 (used) by operations:

  Amount attributable to
   discontinued operations            24,022,791          --
  Depreciation, depletion,
   and amortization                      150,603         91,989
  Book value of assets sold              142,500
  Stock issued for services                3,813          --
  (Increase) decrease in
   accounts receivable                  (132,262)         --
  (Increase) decrease in
   advance royalties                     (20,000)         --
  Decrease in other assets                  --            5,000
  Increase (decrease) in
   accounts payable                      (53,118)       310,707
  Increase in accrued
   liabilities                           146,889         27,586

Net cash provided (used) by
 operating activities                    (62,376)       (17,663)

Cash flows from investing
activities:

Increase in properties and
 equipment                              (118,283)      (611,250)

Net cash provided (used) by
 investing activities                   (118,283)      (611,250)

Cash flows from financing
activities:

Increase (decrease) in due to
 related parties                          35,713       (134,125)

Proceeds from notes payable              150,000         40,356
Repayments of notes payable               (9,535)        (7,208)
Increase in advance on joint
 venture agreement                          --          250,000

Decrease (increase) in stock
 subscription receivable                  20,000         25,000

Stock issued in payment of
 accrued liabilities                        --          403,875

  Net cash provided (used) by
   financing activities                  196,178        577,898
  Net increase (decrease) in
   cash and cash equivalents              15,519        (51,015)

Cash and cash equivalents:

Beginning of year                         37,360         88,375
End of year                      $        52,879    $    37,360

Non-cash financing and
 investing activities:

 Stock issued for services       $       140,000    $      --
 Stock issued in payment of
  accrued liabilities                    114,026        403,875
 Equipment acquired by
  issuance of note payable                  --           40,356

Supplementary cash flow data:

  Interest paid                           22,432          2,734
  Income taxes paid                         --              --


The accompanying notes are an integral part of these financial statements.



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization - Petro Union Inc. offers geological and geophysical evaluation services in connection with land and lease acquisitions, drilling, completing and producing
oil and gas properties, and ownership of mining properties.   The
Company is based in Evansville, Indiana, and offers its services primarily in the Midwestern United States. As indicated in Note 4, the Company has filed for protection under the U.S. Bankruptcy Code, and is currently operating as a Debtor In Possession.

Petro Union Inc. (the "Company") was organized under the laws of the State of Colorado on June 27, 1988 as KIWI, III, LTD. An initial public offering to raise funds to acquire or merge with an operating business was completed on November 14, 1988. A total of $152,000 was raised through the sale of 15,200 Units of 1,000 shares each of the Company's $.001 par value common stock at an offering price of $10.00 per Unit.

Petro Union, Inc. (the "Predecessor Company") was organized in
March, 1981 under the laws of the State of Indiana as an independent energy company engaged in oil, gas, coal and mineral exploration, development and extraction and the acquisition of producing properties.

On July 15, 1992, the Predecessor Company acquired 100% of the outstanding shares of Calox Corporation ("Calox") in exchange for the issuance of 5,275,690 shares of the Predecessor Company's common stock. Calox Corporation was organized in early 1992 to acquire, develop and produce coal and other mineral reserves.

Additionally, on July 26, 1992, Calox issued 877,756 shares of its common stock valued at $3,500,000 to Regional Resources for 355 acres of property located in Monroe County, Indiana. This property has estimated proven limestone reserves of approximately 73,458,000 tons.

On July 27, 1992, Kiwi III, Ltd. entered into a reverse merger agreement and plan of reorganization with the shareholders of the Predecessor Company in which Kiwi III, Ltd. issued 90.5% of its common stock in exchange for 100% of the issued and outstanding common stock of the Predecessor Company. As part of the reorganization, Kiwi III, Ltd. changed its name to Petro Union Inc. and the Board of Directors unanimously adopted a resolution which caused a reverse split of one new share for each 1,250 old shares of the common stock of the Company and changed the par value to $0.125 per share. Consequently, the number of common shares outstanding was reduced from 950,000,000 to 760,000. The transaction was accounted for as a pooling of interests.

On April 10, 1993, the Company entered into an agreement to purchase 100% of the issued and outstanding common stock of Green Coal Company, Inc. ("Green Coal"), a Kentucky corporation, for $100,000 in cash, a $2,952,000 promissory note payable with no specified maturity date, and 1,000,000 shares of the Company's restricted common stock (valued at $3,950,000), and a 1% overriding royalty on controlled reserves in place. A $1,052,000 note due to Green Coal from the former stockholder was forgiven by the Company as a non-compete agreement for five years. This acquisition was accounted for under the purchase method of accounting and, accordingly, certain assets and liabilities of Green Coal were restated to their fair market values.

On July 11, 1994, the Company placed Green Coal under protection of Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court of the Western District of Kentucky in Louisville, Kentucky. In a hearing on August 8, 1994, the Judge of the Bankruptcy Court granted a motion to return ownership control of Green Coal back to Thomas E. Green, the former owner.

Basis of presentation - The accounting and reporting policies of the Company conform to generally accepted accounting principles applicable to development stage enterprises.

Principles of Consolidation - The consolidated financial statements include the accounts and transactions of the Company and the following wholly-owned subsidiaries, all of which are dormant:

               Calox, Inc.
               American Energy Corporation
               Petro Union Oil Corporation

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Uses of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - The Company provides an allowance for uncollectible receivables when it is determined that collection is doubtful. Substantially all of the Company's trade receivables are from its directional drilling and oilfield services activities. No allowance was deemed necessary at December 31, 1996.

Concentrations of credit risk - Substantially all of the Company's accounts receivable are from companies engaged in the oil and gas business, and concentrated in the Midwestern United
States. Generally, the Company does not require collateral for its accounts receivable.

Properties and Equipment - Properties and equipment are stated at cost. Depreciation of equipment is provided over estimated useful lives of five to ten years using the straight line method of depreciation. Renewals and betterments are capitalized when incurred. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense.

The Company's investment in oil and gas properties is accounted for by the "successful efforts" method of accounting. The cost of working interests in oil and gas properties are capitalized pending determination whether the wells have found proved reserves which justify commercial development. If such reserves are not found, the drilling costs will be charged to expense. Intangible drilling costs applicable to productive wells and to development dry holes, as well as tangible equipment costs related to the development of oil and gas reserves, are capitalized.

The costs of productive leaseholds and other capitalized costs related to producing activities, including tangible and intangible costs, are being depreciated on a straight line basis over a period of ten years. Estimated future restoration and abandonment costs will be taken into account in determining amortization and depreciation rates.

The Company's investment in limestone reserves will be amortized on a unit-of-production basis as the reserves are mined and produced. Since the acquisition of the limestone reserves in 1993, there has been no development or production of these properties. Management has determined that there is no impairment in value of the reserves at December 31, 1996.

For purposes of determining and recognizing any permanent impairment of its investment in oil and gas properties, the Company compares the unrecovered cost carrying basis of these assets to the undiscounted projection of net future cash flows from those assets. Any significant impairment of proved reserves that are not yet in a production status will be determined and recognized on an individual property basis each year.

No impairment has been recorded as of December 31, 1996 with respect to the Company s limestone reserves and oil and gas properties. While it is at least reasonably possible that the estimate will change materially in the near term, due to the Company s filing under the bankruptcy code as described in Note 4, no estimate can be made of the range of loss that is at least reasonably possible.

Advance Royalties - Rights to mineral properties are often acquired by making advance royalty payments. If recoupable against future production, the payments are capitalized. As production occurs on these properties, the advance is offset against earned royalties and is included in the cost of production.

Environmental Expenditures - If and when remediation of a property is probable and the related costs can be reasonably estimated, the environmentally-related remediation costs will be expensed and recorded as liabilities. If recoveries of environmental costs from third parties are probable, a receivable will be recorded. Management is not currently aware of any required remediation.

Revenue Recognition - For financial reporting purposes, revenues from drilling and well servicing operations are recognized in the accounting period which corresponds with the performance of the service to the customer. The related costs and expenses are recognized when incurred.

Federal Income Tax - The Company adopted SFAS No. 109, Accounting for Income Taxes", during the year ended December 31, 1993. SFAS required a change from the deferred method of accounting for income taxes to the liability method. Under SFAS No. 109, deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations. The primary differences between financial reporting and tax reporting relate to the availability of a net operating loss carryover.

Earnings (Loss) Per Share - Earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding during the year.

NOTE 2 - RESTRICTED CASH-CERTIFICATES OF DEPOSIT:

In the ordinary course of business, the Company has to occasionally place funds in certificates of deposit and pledge these certificates to various third parties to guarantee the Company's performance pursuant to various contracts. As of December 31, 1996, substantially all of such certificates of deposit were pledged or otherwise restricted.

NOTE 3 - PROPERTIES AND EQUIPMENT:

A summary of the Company's investment in properties and equipment at December 31, 1996 is as follows:

Nonproducing limestone reserves      $  3,500,000
Lease and well costs                      421,131
Drilling, lease, and well equipment       461,446
Automotive equipment                       29,410
Office furniture and equipment             23,529
Land and rental property                   50,012

                                        4,485,528

Less, Accumulated depreciation           (248,261)

Net properties and equipment        $   4,237,267

Depreciation charged against income for the years ended December
31, 1996 and 1995 was $150,603 and $91,989, respectively.  At
December 31, 1996, the Company had not incurred any development or production costs related to the limestone reserve.

NOTE 4 - FILING UNDER BANKRUPTCY CODE:

During May, 1996, the Company filed for protection under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of Indiana, and was appointed a Debtor in Possession. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues to operate as Debtor In Possession. The claims are reflected in the December 31, 1996 balance sheet as liabilities subject to compromise. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ( secured claims ) are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor s property and equipment.

The filing was made necessary as a result of several obligations, primarily from contingent liabilities and guarantees, arising from the Company's previous ownership of Green Coal Company, as described above. The obligations were not previously reflected on the Company's financial statements, and included the following amounts likely to be allowed by the bankruptcy court:

Payable to                    For                    Amount

A bank              Guarantees of bank loans      $ 8,799,670

An equipment        Guarantees of equipment       $10,333,302
 finance company    loans

A bonding company   Performance bond                1,524,519

Seller of Green     Purchase note (disputed)        1,900,000
 Coal Co.

Others              Guarantees                      1,465,300

    Total                                         $24,022,791

The Company has accounted for the bankruptcy filing in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under The Bankruptcy Code, issued by the American Institute of Certified Public Accountants. The Company recognized expenses attributable to the Green Coal guarantees of $24,092,791 during 1996, and such amount is included in the accompanying statement of operations as loss from discontinued operations.

The Company has not yet filed a plan of reorganization. However, Management expects to submit a plan to compromise the pre-petition liabilities in the following estimated amounts:

                                                     Estimated
                              Amount                   Compro-
                              Likely to    Expected    mised
                              Be Allowed   Reduction   Amount

Accounts payable and          $296,968     $57,770   $239,198
  accrued expenses

Advances from related           52,088      52,088      --
  parties

Advance on joint venture      $230,000     117,053    112,947
  agreement

Amounts arising from        24,022,791  23,722,791    300,000
  guaranties of
  discontinued operations

    Totals                 $24,601,847  23,949,702  $ 652,145

The plan must be submitted for approval by creditors, and must also be approved by the Court. Although Management believes creditors and the Bankruptcy Court will approve its plan, when submitted, there can be no assurance that it will, in fact, be approved by them.

NOTE 5 - OTHER EXPENSE:

Details of other income are as follows:

                                             1996      1995

Gain (loss) on sale of equipment        $  64,200     $  -

Partial repayment of note                    --        51,146
  receivable written off
  in a prior year

Writeoff of prepaid royalty on an            --       (25,000)
  acquisition that
  was not consummated

Other, Net                                   --        (3,312)

  Total                                 $  64,200     $22,834


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

The Company is obligated on an operating lease for office space requiring rentals of $600 per month, and expiring in September, 1997. The Company has an option to renew the lease for an additional one year period at the rate of $700 per month. The aggregate commitment under the lease at December 31, 1996 was $5,400. During 1996, the Company incurred rent expense of $2,400.

The Company has licensed certain directional drilling technology from several major companies. The license requires annual minimum payments of $15,000 or $1,500 per well for each well drilled under the license. During 1996, the Company incurred license payments of approximately $13,000.

NOTE 7 - FEDERAL INCOME TAXES:

The Company adopted SFAS No. 109, "Accounting for Income Taxes", during 1993. Pursuant to the requirements of SFAS No. 109, the Company has recorded deferred tax assets and liabilities as follows:

                                         1996          1995

Deferred tax asset attributable to:

Net operating loss carryforward        $4,344,000   $4,216,000

Less, Valuation Allowance              (4,344,000)  (4,216,000)

Net deferred tax asset                 $   --       $   --


At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately
$12,776,400 which will expire, if unused, as follows:

     Expires In:                             Amount

     2007                                 $ 193,000
     2008                                 7,236,400
     2009                                 4,520,100
     2010                                   452,900
     2011                                   374,000

          Total                         $12,776,400

There is no provision or credit for taxes on income in 1996 or 1995 because the Company has never reported taxable income.

NOTE 8 - ISSUANCE OF COMMON STOCK:

During the year ended December 31, 1996, the Company issued 30,500 shares of common stock to employees for services rendered, valued at $3,812, issued 1,000,000 shares to officers for salaries accrued in prior years, valued at $140,000, and issued 580,000 shares to its attorney and a consultant for services rendered in prior years, valued at $114,026. During the two years ended December 31, 1995, the Company issued 800,000 shares of its common stock to a public relations firm that has provided various services to the Company. Also, in 1995, the Company issued 2,030,685 shares of stock in exchange for accrued liabilities incurred in prior years.

Prior to the placing of Green Coal in bankruptcy in July, 1994, the Company issued 500,000 shares of its stock to an escrow account in June, 1994 to partially collateralize unpaid amounts due to a major vendor of Green Coal.

NOTE 9 - UNCERTAINTY, GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company incurred operating losses of more than $230,000 and $450,000 for 1996 and 1995, and has filed for protection under the U.S. Bankruptcy Code, as explained in Note 4. As of December 31, 1996, the Company's current liabilities not subject to compromise exceeded its current assets by more than $113,000, including many accounts payable and accrued liabilities being past due. Moreover, as indicated in Note 4, a substantial portion of the liabilities subject to compromise are expected to be payable when the Company submits its plan of reorganization and the Court approves it. These factors create substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon (a) obtaining sufficient additional debt or equity financing to finance operations, capital improvements, and horizontal drilling activities, (b) attaining a profitable level of operations, (c) sales of assets, or (d) a combination of these actions. The Company is currently negotiating with several major energy companies related to its horizontal drilling technology in a joint venture company to obtain an infusion of new capital. In addition, the Company is continuing discussions with private investment groups. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 - DISCONTINUED OPERATIONS:

In April, 1995, the Company discontinued the operations of its coal mining segment. This decision resulted from the following events:

(1)  Involuntary conversion of the Company's investment in Green
Coal by a Bankruptcy Judge on August 8, 1994; and

(2) Loss of the Company's leasehold interest in the Central City coal reserves in Muhlenberg County, Kentucky due to the Company's inability to pay lease royalties due April, 1994 and April, 1995.

The discontinuance of the Company's coal operations was effective as of August 8, 1994. As indicated in Note 4, the recognition of liabilities arising from guaranties of Green Coal obligations is reported as discontinued operations in the 1996 statement of operations.

NOTE 11 - NOTES PAYABLE:

The Company is obligated on a note to an automobile finance company in the amount of $22,203, requiring monthly payments of $673 including 16.2% interest, maturing in May, 2000, and collateralized by a truck costing $27,410. At December 31, 1996, maturities of long term debt were as follows:

     Year Ended
     December 31:

     1997                          $5,787
     1998                           5,524
     1999                           7,006
     2000                           3,886

     Total                         22,203

     Less, Amount due within        5,787
     one year

     Noncurrent portion           $16,416

In October, 1996, the Company borrowed $150,000 from Pembrooke Holding Corporation. The terms of the loan were amended in April, 1997 to provide for interest at the rate of 8% per annum, and the extension of the maturity date to July, 1997. The loan is collateralized by a mortgage on 50% of the Company's interest in the limestone reserves described in Note 3. In addition, upon the entry of a final order confirming a Plan of Reorganization for the Debtor by the Bankruptcy Court, Pembrooke shall (1) have the loan and any accrued interest converted to common stock of the Company at the ratio of $0.125 cents per share; (2) have an agreed sum of $75,000 converted to common stock of the Company at the ratio of $0.25 per share; and (3) have a continuing assignment of a 10% interest in any royalties, profits or proceeds derived from the development or sale of the limestone reserves. The note has a superpriority administrative claim under the Bankruptcy Code.

In addition, the April 1997 amendment provided for the Company to engage the principal of Pembrooke as a consultant, to be compensated by the issuance of 400,000 shares of the Company's common stock, of which 200,00 shares shall be issued within two days following approval of the amended agreement by the Bankruptcy Court, and 200,000 shares will be issued at the end of 90 days following the final order by the Bankruptcy Court.

NOTE 12 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The accompanying table presents information concerning the Company's oil and gas producing activities and is prepared in accordance with Statement of Financial Accounting Standards
No. 69, "Disclosures about Oil and Gas Producing Activities." Also shown, in a comparative format, is similar information about the Company's investment in limestone reserves.

The Company acquired its limestone reserves in July, 1992 through the acquisition of Calox, Inc. The Company has not commenced production and development activities on these acquired reserves. The following summarizes activity related to these acquired reserves:

                              LIMESTONE           OIL
                              RESERVES          RESERVES

Capitalized costs:

Acquisition Costs          $  3,500,000        $  84,230
Production and                                   336,901
  Development Costs
Amortization/Depletion             -             (54,032)
Balance,  December         $  3,500,000        $ 367,099
 31, 1996

                              LIMESTONE           OIL
                              RESERVES          RESERVES
                              (TONS)             (BBLS)

Proven Reserves:

Initial Proven Reserves      73,458,000        1,827,000
  at Acquisition
Production                       -                  (615)
Change in Estimates              -                    -

Estimated reserves,          73,458,000        1,826,385
  December 31, 1996

The accompanying table reflects the standardized measure of discounted future net cash flows relating to the Company's interests in proved reserves as of December 31, 1996:

                                                 OIL AND
                              LIMESTONE          GAS

Future cash inflows       $  367,290,000    $  32,874,000

Future costs:

    Development              (18,000,000)      (3,000,000)
    Production              (202,374,000)     (24,000,000)

Future net cash flows        146,916,000        8,871,000
  before income taxes

10% discount to reflect      (77,699,000)      (2,400,000)
  timing of cash flows

Standardized measure of       69,217,000        6,471,000
  discounted future cash
  flows before income taxes

Future income taxes, net     (44,075,000)      (2,600,000)
  of 10% annual discount

Standard measure of dis-     $25,142,000       $3,871,000
  counted future net
  cash flows

Future cash inflows are computed by applying year-end prices of oil and gas and limestone relating to the year-end quantities of those reserves. Future development and production costs are computed by independent consultants by estimating the expenditures to be incurred in developing and producing proved limestone and oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pretax net cash flows relating to proved reserves, exclusive of the tax basis of the properties involved. The future income tax expense gives effect to permanent differences and tax credits, but does not reflect the impact of continuing operations. Future income tax expense has been reduced by estimated future nonconventional fuel source income tax credits to be utilized.

The 10% annual discount is applied to reflect the timing of the future net cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discounts.