Form 10QSB
period 1997-03-31
PETRO UNION INC
filed 1997-05-21
CIK 840402

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


                     For Quarter Ended March 31, 1997
                      Commission file no. 33-24265-LA

                             PETRO UNION, INC.
          (Exact name of registrant as specified in its charter)

    COLORADO                                   84-1091986
(State or other jurisdiction                 (I.R.S. Employer
of incorporation of organization)                Number)

123 Main Street, Suite 300
Evansville, Indiana                              47708
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number, including area code (812)424-6745

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class            Outstanding at March 31, 1997
         Common                         17,537,945



                                  PART I



ITEM 1 - FINANCIAL STATEMENTS


                             TABLE OF CONTENTS

                                                            PAGE

Consolidated Balance Sheets as of March 31, 1997
  (Unaudited) and March 31, 1996 (Unaudited)                3

Consolidated Statements of Operations for the Three
  Months Ended March 31, 1997 and 1996 (Unaudited)          4

Consolidated Statements of Stockholders' Equity for
  the year ended December 31, 1995  and 1996 (Audited)
  and the Three Months Ended March 31, 1997 (Unaudited)     5

Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 1997 and 1996 (Unaudited)          6

Notes to Consolidated Financial Statements (Unaudited)      7-9

Management's Discussion and Analysis                        10

Other Information                                           11-12

PETRO UNION, INC. AND SUBSIDIARIES
(A DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEET
FOR THREE MONTHS ENDED MARCH 31, 1996
AND MARCH 31, 1997

                                  ASSETS

                                   March          March
                                   31, 1997       31, 1996
                                  (Unaudited)   (Unaudited)

Current assets:
  Cash                        $       41,005   $     1,559
  Restricted cash, certi-
   ficates of deposit (Note 2)        30,747        36,842
  Accounts receivable, trade         120,786         2,843

Total current assets                 192,538        41,244

Properties and equipment, net
  (Note 3)                         4,221,045     4,561,666

  Total assets                $    4,413,583   $ 4,602,910


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise (Note 4):

Current liabilities:
  Short term notes payable
   and current maturities
   of long term note,
   pre-petition               $        6,700   $    16,394
  Short term notes payable,
   post-petition                      150,000
  Accounts payable, trade,
   post-petition                       25,690
  Accrued taxes, pre-petition          14,306
  Other accrued expenses               99,095

Total current liabilities             295,791       16,394

Long term note payable, net of
  portion due within one year,
  pre-petition                         16,416       22,661

Liabilities subject to compromise:

  Accounts payable and
   accrues expenses                   296,968      514,804
  Advances from related parties        52,088       51,088
  Advance on joint venture
   agreement                          230,000      249,000
  Amounts arising from guaranties
   of discontinued operations      24,022,791

Total liabilities subject
to compromise                      24,601,847      814,892

Total liabilities                  24,914,054      853,947

Commitments and contingencies (Note 4):

Stockholders' equity:

  Common stock, $.125 par value,
   50,000,000 shares authorized,
   17,537,945 shares issued and
   outstanding                      2,192,242    2,192,242

  Capital in excess of
   par value                       14,076,088   14,104,562

  Accumulated deficit             (36,753,802) (12,532,841)

                                  (20,485,472)   3,763,963

  Less, Stock subscription
   receivable                         (15,000)     (15,000)

Total stockholders' equity        (20,500,471)   3,748,963

Total liabilities and
stockholders' equity                4,413,583    4,602,910

PETRO UNION INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997
(UNAUDITED)


                                   1997           1996


REVENUES                      $  123,473      $   17,109

COST OF REVENUES                  50,151          59,975

     GROSS PROFIT (LOSS)          73,322         (42,866)

GENERAL AND ADMINISTRATIVE        39,020          66,218)

NET (LOSS) FROM OPERATIONS        34,302        (109,084)

OTHER INCOME (EXPENSES)

     INTEREST EXPENSE             (3,000)           (235)
     INTEREST INCOME                   0             337
     OTHER                       (37,651)              0

     TOTAL OTHER INCOME
     (EXPENSES)                  (40,651)            102

NET (LOSS) FROM OPERATIONS
BFIT                              (6,349)       (108,982)

FEDERAL INCOME TAX                   0.0             0.0

NET INCOME (LOSS)                 (6,349)       (108,982)

PER SHARE                        -0.0004          -0.006

WEIGHTED AVERAGE NUMBER OF
SHARES USED TO COMPUTE PER
SHARE                         17,537,945      17,537,945

PETRO UNION, INC. AND SUBSIDIARIES
(A DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THREE MONTHS ENDED MARCH 31, 1996
AND MARCH 31, 1997

                        Capital in      Accumu-
                        Excess of       lated
Shares       Amount     Par Value       Deficit       Total

Balance,
December 31,
1994

13,496,760  1,687,095   13,919,522   $(11,970,914) $ 3,635,703

Stock issued
for services
and accrued
liabilities

 2,430,685    303,835      100,040         ---         403,875

Net loss

   ---          ---        ---           (452,945)    (452,945)

Balance,
December 31,
1995

15,927,445  1,990,930   14,019,562     (12,423,859)   3,586,633

Stock issued
for services
and accrued
liabilities

 1,610,500   201,313       56,526           ---         257,839

Net loss

   ---          ---        ---         (24,323,592) (24,323,592)

Balance,
December 31,
1996

17,537,945  2,192,243  14,076,088     (36,747,451)  (20,479,120)

Net Loss

   ---          ---        ---             (6,351)       ---

Balance,
March 31,
1997

17,537,945  2,192,243  14,076,088     (36,153,802)  (20,485,472)

PETRO UNION, INC. AND SUBSIDIARIES
(A DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 1996
AND MARCH 31, 1997


                                   March          March
                                   31, 1997       31, 1996
                                  (Unaudited)   (Unaudited)

Cash flows from operating
activities:

Net loss                        $    (6,349)   $   (23,431)

Adjustments to reconcile net
loss to net cash provided
(used) by operations:

  Amount attributable to
   discontinued operations             ---               0
  Depreciation, depletion,
   and amortization                 37,651         16,300
  Book value of assets sols                              0
  Stock issued for services                              0
  (Increase) decrease in accounts
   receivable                        11,476          2,843
  (Increase) decrease in advance
   royalties                                             0
  Decrease in other assets                               0
  Increase (decrease) in accounts
   payable                           (5,476)        74,987
  Increase in accrued liabilities     3,000         20,538

Net cash provided (used) by
operating activities                 40,302         91,237

Cash flows from investing
activities:

  Increase in properties and
   equipment                         21,429           (741)
  Net cash provided (used) by
   investing activities              21,429           (741)

Cash flows from financing
activities:

  Increase (decrease) in due to
   related parties                        0              0
  Proceeds from notes payable             0              0

  Repayments of notes payable             0              0
  Increase in advance on joint
   venture agreement                      0              0
  Decrease (increase) in stock
   subscription receivable                0              0
  Stock issued in payment of
   accrued liabilities                    0              0

Net cash provided (used) by
financing activities                      0        (14,312)

Net increase (decrease) in cash
and cash equivalents                 18,873        (14,312)

Cash and cash equivalents:

  Beginning period                   22,132            518
  End of year                        41,005         (9,842)

Non-cash financing and
investing activities:

  Stock issued for services               0              0
  Stock issued in payment of
   accrued liabilities                    0        272,000
  Equipment acquired by
   issuance of note payable               0              0

Supplementary cash flow data:

  Interest paid                           0            235
  Income taxes paid                       0              0

                    PETRO UNION, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2.   OIL AND LIMESTONE OPERATIONS

The Company acquired its limestone reserves in July, 1992 through the acquisition of Calox Corporation. The Company has not com-menced production and development activities on these acquired reserves. The following summarizes activity related to these acquired reserves:

                                             LIMESTONE
Capitalized costs:                           RESERVES


Acquisition costs                         $  3,500,000
Production and Development Costs                 -
Amortization/Depletion                            -


Balance at March 31, 1996                 $  3,500,000

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


The accompanying table reflects the standardized measure of dis-counted future net cash flows relating to Petro Union, Inc.'s interest in proved reserves as of September 30, 1996:

                                          LIMESTONE
Future cash inflows                     $367,290,000
Future Costs:
     Development                         (18,000,000)
     Production                         (202,000,000)
Future income tax expense                (44,074,800)

Future net cash flows                    102,841,200
10% discount to reflect
  timing of cash flows                   (77,698,967)

Standardized measure of
discounted future net
cash flows                                25,142,233

Discounted future net cash
  flows before income tax               $ 35,917,475


Future cash inflows are computed by applying year-end prices of limestone and oil relating to the year-end quantities of those re- serves. Future development and production cost are computed by independent consultants by estimating the expenditures to be incurred in developing and producing limestone and oil reserves at the end of the year, based on year-end cost and assuming continuation of existing economic conditions.

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

The Company is obligated under various working interest leases for oil extraction. The Company's working interest in these leases varies from 3 to 100%. Working interest reserves include calculations of reserves and net future revenues.

The Company has elected to use the successful efforts method of accounting for its oil and gas operations.

NOTE 3.   DISCONTINUED OPERATIONS

On April 10, 1993, the Company entered into an agreement to pur-chase 100% of the issued and outstanding common stock of Green Coal Company, Inc., a Kentucky corporation for $3,052,000 cash with $100,000 payable on April 10, 1993 and $2,952,000 due August 15, 1993, 1,000,000 restricted common shares and a 1% overriding royalty on controlled reserves in place upon the signing of the con- tract. A $1,052,000 note due from the former stockholder to be forgiven by the Company as a non-compete agreement for five years.

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

The discontinuance of the Company's coal operations was effective as of August 8, 1994. Accordingly, the revenues and expenses applicable to the discontinued segment have been removed from the appropriate accounts and presented as a separate line item in the statement of operations.

NOTE 4.   COMMITMENTS AND CONTINGENCIES:

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

              COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997
                 TO THE THREE MONTHS ENDED MARCH 31, 1996

Revenues for the three months ended March 31, 1997 increased
$106,364 or 722% over the same period in 1996 due to increased horizontal drilling service work performed in this period.

Cost of Revenue decreased $9,824 or 16% and General and Administrative Expenses decreased $27,198 or 41% over the same period in 1996, due to a reduction of legal and consulting charges as a result of the Registrant's Chapter 11 Reorganization. Net loss from operations for the three months ended March 31, 1997 decreased to ($6,349) from ($108,982) principally as a result of increased revenue from drilling activity.

                      LIQUIDITY AND CAPITAL RESOURCES

Working capital of $40,302 at March 31, 1997 increased $23,191 as compared to working capital of $17,109 for the three months ended
March 31, 1996 primarily due to cash flow from the increase of horizontal drilling service activities.

The Company has been unable to meet its financial obligations and on May 13, 1996 filed for Chapter 11 Reorganization in the U.S. Bankruptcy Court. Management is devoting the majority of its time seeking funding for the Company, particularly from those parties that demonstrated interest in the Company but were reluctant due to the liabilities and contingent liabilities associated with the Company. If the Registrant's financing efforts are not successful in the immediate term, Management cannot reasonably predict the outlook for continuing operations.


                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Location:      United States Bankruptcy Court
                         Southern District of Indiana
          Case:          96-70559-BHL-11
          Description:   Chapter 11 Reorganization
          Date:          May 13, 1996

On May 13, 1996 the Company voluntarily filed a petition for "Reorganization" pursuant to Chapter 11 in the United States Bankruptcy Court for the Southern District of Indiana. The filing was due to the liabilities and contingent liabilities resulting from the acquisition and subsequent disposition of Green Coal Company, Inc.

The Company has been unable to attract the needed financings to develop its properties and pursue its business opportunities as a result of these liabilities. If the Registrant's financing efforts are not successful in the immediate term, Management cannot reasonable predict the outlook for continuing operations.

It is the intent of Management to file a Plan of Reorganization on or before June 16, 1997 as mandated by the United States
Bankruptcy Court for the Southern District of Indiana.


ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               27.1 Financial Data Schedule

          (B)  Reports of Form 8-K
               None


                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PETRO UNION, INC.


DATE: May 20, 1997                 /s/ Richard D. Wedel
                                   Richard D. Wedel, President