Form 10QSB
period 1997-06-30
PETRO UNION INC
filed 1997-08-20
CIK 840402

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

                                OR

()   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________
to ___________________________________

For Quarter Ended June 30, 1997 Commission file no. 0-20760

                          PETRO UNION, INC.
      (Exact name of registrant as specified in its charter)

        COLORADO                             84-1091986
(State or other jurisdiction            (I. R. S. Employer No.)
of incorporation of organization)

123 Main Street, Suite 300
Evansville, Indiana                             47708
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number, including area code: (812) 424-
6745

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

Title of Each Class                 Outstanding at June 30, 1997
    Common                                  17,537,945
                               PART I

ITEM 1 - FINANCIAL STATEMENTS




                         TABLE OF CONTENTS

                                                            PAGE

Consolidated Balance Sheets as of June 30, 97
(Unaudited) and December 31, 1996 (Audited)                    3

Consolidated Statements of Operations for the Three and Six
Months' Ended June 31, 1997 and 1996 (Unaudited)               4

Consolidated Statements of Stockholders, Equity for
the year ended December 31, 1996 (Audited)
and the Six Months Ended June 30, 1997 (Unaudited)             5

Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 1997 and 1996 (Unaudited)                6

Notes to Consolidated Financial Statements (Unaudited)        7-9

Management's Discussion and Analysis                           10

Other Information                                           11-12

                   PETRO UNION INC., AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

                               ASSETS

                                       June 30        December 31
                                         1997             1996
                                     (UNAUDITED)        (AUDITED)

CURRENT ASSETS:
  CASH                                   $8,467           $22,132
  RESTRICTED CASH                        30,747            30,747
  ACCOUNTS RECEIVABLE                   117,053           132,262
TOTAL CURRENT ASSETS                    156,267           185,141
PROPERTIES AND EQUIPMENT              4,205,701         4,237,267

  TOTAL ASSETS                        4,361,968         4,422,408


                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
  SHORT TERM NOTES PAYABLE                6,700             6,700
  SHORT TERM POST PETITION              150,000           150,000
  ACCOUNTS PAYABLE                       23,488            31,164
  ACCRUED TAXES, PRE-PETITION            14,306            14,306
  OTHER ACCRUED EXPENSES                102,095            96,095
TOTAL CURRENT LIABILITIES               296,589           298,265
LONG TERM NOTE PAYABLE                   16,416            16,416

LIABILITIES SUBJECT TO COMPROMISE

  ACCOUNTS PAYABLE AND ACCRUED EXP.     296,968           296,968
  ADVANCES FROM RELATED PARTIES          52,088            52,088
  ADVANCE ON JOINT VENTURE AGR.         230,000           230,000
  AMOUNTS FROM DISCONTINUED
   OPERATIONS                        24,022,791        24,022,791

TOTAL LIABILITIES SUBJECT TO
 COMPROMISE                          24,601,847        24,601,847

TOTAL LIABILITIES                    24,914,852        24,916,528

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.125 PAR VALUE, 50,000,000
  SHARES AUTHORIZED, 17,537,945 SHARES
  ISSUED AND OUTSTANDING              2,192,243         2,192,243
  ADDITIONAL PAID IN CAPITAL         14,076,088        14,076,088
  RETAINED EARNINGS (DEFICIT)       (36,821,215)      (36,747,451)
  LESS STOCK SUBSCRIPT. AGREEMENT             0           (15,000)

  TOTAL STOCKHOLDERS' EQUITY         (20,552,884)     (20,494,120)
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $4,361,968        $4,422,408

                PETRO UNION INC., AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30,1997 AND 1996
                         (UNAUDITED)

                         SIX MONTHS           THREE MONTHS
                         ENDED JUNE 30        ENDED JUNE 30
                           1997      1996      1997      1996


REVENUES                 $189,918   $92,849   $66,445   $75,740

COST OF REVENUES           93,140    95,417    42,989    35,442

   GROSS PROFIT (LOSS)     96,778    (2,568)   23,456    40,298

GENERAL AND ADMINISTRATIVE 88,208   132,041    49,188    65,823

PROFIT (LOSS) FROM
 OPERATIONS                 8,570  (134,609)  (25,732)  (25,525)

OTHER INCOME (EXPENSES)
   INTEREST EXPENSE        (3,000)     (466)   (3,000)     (231)
   INTEREST INCOME              0     1,075         0       738
   OTHER                  (37,651)        0   (38,680)        0

   TOTAL OTHER INCOME
    (EXPENSE)             (40,651)      609   (41,680)      507

NET (LOSS) FROM
  OPERATIONS BFIT         (32,081)($134,000)  (67,412) ($25,018)

FEDERAL INCOME TAX            0.0       0.0       0.0       0.0

NET INCOME (LOSS)        ($32,081)($134,000) ($67,412) ($25,018)

PER SHARE                  (0.002)   -0.008    (0.001)   (0.001)

WEIGHTED AVERAGE NUMBER
OF SHARES USED TO COMPUTE
PER SHARE             17,537,945 17,537,945 17,537,945 17,537,945

                 PETRO UNION INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31,1994, 1995 & 1996 (AUDITED) AND
        FOR THE SIX MONTHS ENDED JUNE 30,1997 (UNAUDITED)

                           ADDITIONAL
                           PAID IN     RETAINED
       SHARES    AMOUNT    CAPITAL     EARNINGS      TOTAL

BALANCE
DEC.31,
1994   13496760 $1,687,095 $13,919,522 ($11,970,914) $3,635,703

BALANCE
DEC.31,
1995   15927445 $1,990,930 $14,019,562 ($12,423,859) $3,586,633

BALANCE
DEC.31,
1996   17537945 $2,192,243 $14,076,088 ($36,747,451)($20,479,120)

NET LOSS                                    ($6,351)

BALANCE
MAR.31,
1997   17537945 $2,192,243 $14,076,088 ($36,753,803)($20,485,472)

NET LOSS                                   ($67,412)

BALANCE
JUN.30,
1997   17537945 $2,192,243 $14,076,088 ($36,821,215)($20,552,884)

                PETRO UNION INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997
                           (UNAUDITED)


                                    1997            1996

CASH FLOWS FROM OPERATIONS:
  NET LOSS                        ($73,761)      ($134,000)

ADJUSTMENTS TO RECONCILE NET:
  DISCONTINUE OPERATIONS                 0
  DEPRECIATION DEPLETION
    AMORTIZATION                    76,331          61,655
  BOOK VALUE OF ASSETS SOLD              0
  STOCK ISSUED FOR SERVICES              0
  (INCREASE) DECREASE
    IN RECEIVABLE                   15,209         (12,172)
  (INCREASE) DECREASE
    IN ADVANCE ROYALTIES                 0
  DECREASE IN OTHER ASSETS               0
  INCREASE (DECREASE) IN PAYABLES   (7,678)         29,639
  INCREASE IN ACCRUED LIABILITIES    6,000          65,538

NET CASH PROVIDED (USED)
  BY OPERATIONS                     16,101          10,660

CASH FLOW FROM INVESTING ACTIVITIES:
  INCREASE IN PROPERTIES AND
    EQUIPMENT                       51,352             741
NET CASH PROVIDED (USED)            51,352             741

CASH PROVIDED (USED) FROM FINANCING ACTIVITIES
  INCREASE (DECREASE) DUE
    TO RELATED PARTIES                   0               0
  PROCEEDS FROM NOTES PAYABLE            0               0
  REPAYMENTS OF NOTES PAYABLE            0               0
  ADVANCES ON JOINT VENTURES             0               0
  DECREASE (INCREASE)
    STK SUBSCRIPT. RECEIVABLE            0               0
  STOCK ISSUED FOR ACCRUED LIABILITIES   0               0
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                0               0

NET INCREASE (DECREASE)
  IN CASH & CASH EQUIVAL.          (13,665)         (5,302)

CASH AND CASH EQUIVALENTS:
  BEGINNING PERIOD                  22,132              27
  ENDING PERIOD                      8,467          (5,329)

NON-CASH FINANCING & INVESTING ACTIVITIES
  STOCK ISSUED FOR SERVICES              0          14,312
  STOCK ISSUED FOR
    ACCRUED LIABILITIES                  0         272,000
  ASSETS ACQUIRED BY
    ISSUANCE OF NOTES PAYABLE            0

SUPPLEMENTARY CASH FLOW DATA:
  INTEREST PAID                          0             466
  INCOME TAXES PAID                      0               0

                PETRO UNION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1997
                         (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2.  OIL AND LIMESTONE OPERATIONS

The Company acquired its limestone reserves in July, 1992 through the acquisition of Calox Corporation. The Company has not commenced production and development activities on these acquired reserves. The following summarizes activity related to these acquired reserves:

                                        LIMESTONE
Capitalized costs:                      RESERVES

Acquisition costs                       3,500,000
Production and Development Costs           -
Amortization/Depletion                     -

Balance at March 31, 1996               3,500,000


                                        LIMESTONE
                                        RESERVES
                                         (TONS)

Initial Proven Reserves at
  Acquisition                          73,458,000
Production                                 -
Change in Estimates                        -

Estimated Reserves at
  March 31, 1996                       73,458,000

              PETRO UNION, INC.  AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    June 30, 1997 (CONTINUED)
                          (UNAUDITED)


NOTE 2.  OIL AND LIMESTONE OPERATIONS (CONTINUED)

The accompanying table reflects the standardized measure of discounted future net cash flows relating to Petro Union, Inc.'s interest in proved reserves as of September 30, 1996:

                                        LIMESTONE
Future cash inflows                   $367,290,000
Future Costs:
  Development                          (18,000,000)
  Production                          (202,000,000)
Future income tax expense              (44,074,800)

Future net cash flows                  102,841,200
10% discount to reflect
  timing of cash flows                 (77,698,967)

Standardized measure of
discounted future net
cash flows                              25,142,233

Discounted future net cash
  flows before income tax               35,917,475

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

Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pretax net cash flows relating to proved reserves, exclusive of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of continuing operations. Future income tax expenses have been reduced by the estimated future nonconventional fuel source tax credits to be utilized.

The 10% annual discount is applied to reflect the timing of the future net cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discounts.

              PETRO UNION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1997 (CONTINUED)
                       (UNAUDITED)

NOTE 2.  OIL AND LIMESTONE OPERATIONS (CONTINUED)
Standardized Measure of Discounted Future Net Cash Flows
(Continued)

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

In April, 1995, the Company discontinued the operations of its coal mining segment. This decision resulted from the following events:

1.  Involuntary conversion of the Company's investment in Green
Coal Company by a Bankruptcy Judge on August 8, 1994; and

2. Loss of the Company's leasehold interest in the Central City coal reserves in Muhlenberg County, Kentucky, due to the Company's inability to pay lease royalties due April, 1994, and April, 1995.

The discontinuance of the Company's coal operations was effective as of August 8, 1994. Accordingly, the revenues and expenses applicable to the discontinued segment have been removed from the appropriate accounts and presented as a separate line item in the statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                     RESULTS OF OPERATIONS

           COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997
              TO THE SIX MONTHS ENDED JUNE 30, 1996

Revenues for the six months ended June 30, 1997 increased $97,069 over the same period in 1996 due to increased horizontal drilling service work performed in this period. Cost of Revenue and General and Administrative Expenses decreased $46,110 over the same period in 1996, due to a reduction of legal and consulting charges as a result of the Registrant's Chapter 11 Reorganization.

                LIQUIDITY AND CAPITAL RESOURCES

Working capital of $16,101.00 at June 30, 1997 increase $5,441.00 as compared to working capital of $10,660.00 for the six months ended June 30, 1996 primarily due to the increase of horizontal drilling service activities and reorganization activities.

The Company has submitted a Plan of Reorganization in its bankruptcy proceedings that is subject to confirmation at a hearing to be held on August 25, 1997. If the Plan of Reorganization is approved, working capital for future operations will be funded by the Company's newly acquired subsidiary, Horizontal Ventures, Inc. and from expanded operations (see
"Legal Proceedings").

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

On June 13, 1997 the Company filed with The United States Bankruptcy Court a Plan of Reorganization and a Disclosure Statement for the purpose of creating a reorganized Petro Union which will enure to the benefit of the assets of the Company, while restructuring the debt. On July 22, 1997, the Court approved the Disclosure Statement requiring ballots be received by August 19, 1997, and set a hearing date of August 25, 1997, for confirmation of the Plan.

Upon confirmation the Plan provides that the administrative and priority claims be paid in full. The existing secured debt is to be paid according to the terms and conditions previously contracted. The unsecured creditors will receive 100,000 shares of new common stock in the Reorganized Petro Union. The equity holders of the stock existing as of the date of confirmation, will receive new shares of stock in the reorganized Company at a reverse ratio of 220 shares of the current common stock to one
(1) share of new stock in the reorganized Company.

On June 27, 1997, the Bankruptcy Court approved, subject to confirmation, the Company's Acquisition Agreement to acquire 100% of the issued and outstanding stock of its single largest competitor, Horizontal Ventures, Inc., of Tulsa, Oklahoma, in exchange for 590,000 shares of the new common stock of the reorganized Company. The consideration was determined based upon HVI's inventory of equipment, its personnel and its available working capital. The ultimate effect of the Plan, upon confirmation and the acquisition of HVI, will be the reorganized Company having issued common stock in the amount of One Million (1,000,000) shares at a book value in a minimum amount of Five Million Dollars ($5,000,000).


Also on June 27, 1997, the Bankruptcy Court approved an agreement between the Company and Pembrooke Holding Corporation and approved the Post-Petition Finance Agreement between the Company and International Publishing Holdings, S.A. ("IPH"). Pembrooke has agreed to modify and release its administrative claim and its Post-Petition rights against the Company in exchange for a repayment of one Hundred Thousand Dollars ($100,000) from the Company and Forty-Nine Thousand Nine Hundred Ninety-Nine (49,999) shares of new stock in the reorganized Company, upon confirmation. IPH will lend the Company Two Hundred Thousand ($200,000) secured by the remaining fifty percent (50%) interest in the Company's limestone reserve and a first secured interest on all unencumbered assets. The loan will be converted to Forty Thousand (40,000) shares of common stock in the reorganized Company.
ITEM 2.  CHANGES IN SECURITIES

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



                             PETRO UNION, INC.



Date: August 19, 1997       /S/ Richard D. Wedel
                            Richard D. Wedel, President