Form 10QSB
period 1997-09-30
PETRO UNION INC
filed 1997-11-19
CIK 840402

FORM 10-QSB

                U.S. Securities And Exchange Commission
                       Washington, D.C. 20549

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

                                OR

()   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________
to ___________________________________

Commission file no. 0-20760

         PETRO UNION, INC. d/b/a HORIZONTAL VENTURES, INC.
 (Exact name of small business issuer as specified in its charter)

        COLORADO                             84-1091986
(State or other jurisdiction              (I.R.S. Employer
of incorporation of organization)        Identification No.)

575 Madison Avenue, Suite 1006
                              New York, NY 10022                  10022
(Address of principal                        (Zip Code)
executive offices)

Issuer's telephone number, including area code: (212) 605-0470

                            Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13, or 15(d) of the
Exchange Act after the distribution of securities under a plan
confirmed by court.  Yes   X     No

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates:

Title of Each Class                 Outstanding at November 19, 1997
    Common Stock, no par value          1,482,018 shares

     Transitional Small Business Disclosure Format (check one):
Yes          No   X


                TABLE OF CONTENTS

             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet as of September 30, 1997
               (Unaudited)

Consolidated Statements of Operations for the Nine Months and Three Months Ended September 30,
1997 and 1996 (Unaudited)

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 1997 and 1996 (Unaudited)

Notes to Unaudited Consolidated Financial Statements,
September 30, 1997 and 1996 (Unaudited)

Item 2.  Management's Discussion and Analysis.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE


                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

           PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.
                       CONSOLIDATED BALANCE SHEET
                    September 30, 1997 (UNAUDITED)

                               ASSETS
CURRENT ASSETS:
  CASH                        $  362,021
  RESTRICTED CASH                 30,747
  ACCOUNTS RECEIVABLE, TRADE,
    NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF
    $34,747                       56,333
  TOTAL CURRENT ASSETS           449,101
PROPERTIES AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION OF $515,782     4,832,470
  OTHER ASSETS                    48,523

       TOTAL ASSETS           $5,330,094

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

CURRENT LIABILITIES:
  SHORT TERM NOTES PAYABLE AND
    CURRENT MATURITIES OF
    LONG TERM NOTES           $  12,355
  ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES             81,960
  OTHER ACCRUED EXPENSES         17,280
TOTAL CURRENT LIABILITIES       111,595

LONG TERM NOTES PAYABLE, NET
  OF CURRENT MATURITIES          90,916

TOTAL LIABILITIES               202,511

STOCKHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE,
  50,000,000 SHARES AUTHORIZED,
  1,000,018 SHARES ISSUED AND
  OUTSTANDING                 6,273,070

  ACCUMULATED DEFICIT        (1,145,487)

  TOTAL STOCKHOLDERS'
    EQUITY                    5,127,583

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY      $5,330,094


The accompanying notes are an integral part of these statements.


           PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30,1997 AND
1996
                         (UNAUDITED)

                            NINE MONTHS          THREE MONTHS
                         ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                           1997      1996      1997      1996

REVENUES                $160,824  $411,601   $ 31,659  $199,787

COST OF REVENUES         133,029   230,073     19,165    88,858

   GROSS PROFIT           27,795   181,528     12,494   110,929

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                296,509   351,930    124,423   103,312

INCOME (LOSS) FROM
 OPERATIONS             (268,714) (170,402)  (111,929)    7,167

OTHER INCOME
(EXPENSE)                (45,025)  (20,131)    (8,660)   (1,360)

INCOME (LOSS)
 BEFORE TAXES ON
 INCOME                 (313,739) (190,533)  (120,589)    6,257

PROVISION FOR INCOME
 TAXES                        0         0          0         0

NET INCOME
 (LOSS)               ($313,739) ($190,533) ($120,589) $  6,257

NET EARNINGS
 (LOSS) PER
 COMMON SHARE           $(0.31)    $(0.19)    $(0.12)     $0.01

AVERAGE SHARES
 OUTSTANDING USED
 FOR COMPUTATION OF
 EARNINGS (LOSS)
 PER SHARE
 (NOTE 2)            1,000,018  1,000,018  1,000,018  1,000,018



The accompanying notes are an integral part of these statements.


           PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (UNAUDITED)

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                    ____________________
                                    1997            1996

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  NET (LOSS)                     $(313,739)       $(190,533)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO CASH PROVIDED (USED)
  BY OPERATIONS:
    DEPRECIATION AND
      AMORTIZATION                 132,784          76,430
    (GAIN) LOSS ON SALE OF ASSETS   21,062           4,287
    STOCK AND PARTNERS'
      CAPITAL INTERESTS ISSUED
      FOR SERVICES                     300               0
    CHANGE IN ACCOUNTS RECEIVABLE:
      TRADE                         26,888         (41,212)
      EMPLOYEES                      3,953         (36,420)
      RELATED PARTIES                9,170           1,200
    AMORTIZATION OF DEPOSITS AND
      PREPAYMENTS                   11,489               0
    CHANGE IN ACCOUNTS PAYABLE
      AND ACCRUED EXPENSES         (62,589)         26,463

    NET CASH (USED) BY
      OPERATING ACTIVITIES        (170,682)       (159,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (INCREASE) IN ACCOUNTS
    RECEIVABLE, PETRO UNION, INC.   (9,170)              0
  (INCREASE) IN PROPERTY AND
    EQUIPMENT                     (122,488)        (83,110)
  PROCEEDS FROM SALE OF
    PROPERTY AND EQUIPMENT          55,181               0
  INCREASE IN DEPOSITS                   0         (12,018)

    NET CASH (USED) BY
      INVESTING ACTIVITIES         (76,477)        (95,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN DUE TO
    RELATED PARTIES                 60,478         199,515
  PROCEEDS FROM NOTES PAYABLE            0          93,680
  REPAYMENTS OF NOTES PAYABLE     (182,614)        (63,752)
  CHANGE IN CUSTOMER PAYMENTS
    RECEIVED IN ADVANCE            (30,000)              0
  PROCEEDS FROM SALE OF STOCK      600,000               0
  STOCK ISSUED FOR NET ASSETS
    OF LIMITED PARTNERSHIP         972,858               0
  LESS, PARTNERS' PRIOR
    CAPITAL CONTRIBUTIONS         (818,000)              0


    NET CASH PROVIDED BY
      FINANCING ACTIVITIES         602,722         229,443

    NET INCREASE (DECREASE)
      IN CASH AND CASH
      EQUIVALENTS                  355,563         (25,470)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                6,458           9,988

  END OF PERIOD                   $362,021       ($ 15,482)

NON-CASH FINANCING AND INVESTING ACTIVITIES:

  STOCK ISSUED FOR SERVICES       $ 40,300       $       0
  STOCK ISSUED FOR
    SUBORDINATED CONVERTIBLE
    DEBENTURES                     433,231               0
  STOCK ISSUED FOR NET ASSETS
    OF PARTNERSHIP                 972,858               0
  STOCK ISSUED IN CONNECTION
    WITH MERGER AND
    REORGANIZATION               4,132,469               0

SUPPLEMENTARY CASH FLOW DATA:
  INTEREST PAID                     23,601          18,784
  INCOME TAXES PAID                      0               0



The accompanying notes are an integral part of these statements.


         PETRO UNION, INC. dba HORIZONTAL VENTURES, INC.
       Notes to Unaudited Consolidated Financial Statements
                   September 30, 1997 and 1996
                           (Unaudited)



NOTE 1 - THE COMPANY:
Petro Union, Inc., dba Horizontal Ventures, Inc., is engaged in the development of oil and gas properties for its own account and the contract drilling of oil and gas wells. The Company intends to officially change its name to Horizontal Ventures, Inc. when approved by shareholders at its next shareholders meeting.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation - The consolidated financial statements include the accounts of Petro Union, Inc., and its wholly owned subsidiaries, Horizontal Ventures, Inc. and Calox, Inc. All significant intercompany accounts and transactions have been eliminated.

The results for the interim periods are not indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of September 30, 1997, and the results of its operations for the periods ended September 30, 1997 and 1996, and its cash flows for the periods ended September 30, 1997 and 1996.

The financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Company, Petro Union, Inc. ("PUI") was a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code until August 28,
1997, at which time the Bankruptcy Court approved its plan of reorganization. As a part of its plan of reorganization, PUI agreed to acquire all the outstanding stock of Horizontal
Ventures, Inc. ("HVI"). The acquisition of HVI was completed on September 9, 1997, and after the acquisition, HVI shareholders owned more than 50% of the outstanding shares of PUI. All contingencies related to the September 9, 1997 closing have been waived by the parties and the acquisition is now final. Therefore, pursuant to the rules of the Securities and Exchange Commission, the transaction has been accounted for as a "reverse merger." Accordingly, the accompanying consolidated statements of operations and consolidated statements of cash flows reflect the historical operations and cash flows of HVI (including those of PUI after September 9, 1997, the effective date of the merger), whereas previous quarterly reports filed by the Company reflected operations and cash flows of PUI.

Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

Earnings per share - Earnings per share have been calculated assuming that 1,000,018 shares - the number of shares outstanding following the completion of PUI's plan of reorganization and merger with HVI - were outstanding for the entire period.

NOTE 3 - MERGER WITH HORIZONTAL VENTURES, INC.

On June 13, 1997, the Company entered into an agreement with HVI under which all of the outstanding common and preferred shares of HVI would be acquired by Petro Union. HVI is also engaged in performing contract drilling services using the licensed Amoco technology, and its stock was privately-held. Petro Union was subject to supervision in the U.S. Bankruptcy Court for the Southern District of Indiana under Chapter 11 of the U.S. Bankruptcy Code, and the agreement with HVI was part of Petro Union's Plan of Reorganization. On August 28, 1997, the Bankruptcy Court approved the Plan, the principal points of which are as follows:

- The par value of Petro Union stock was converted from $.125 par value to no par value.

- All secured debt was paid according to the terms previously contracted for.

- Unsecured creditors in class C-1 received 20,000 shares of new Petro Union no par value stock in satisfaction of their claims, and unsecured creditors in class C-2 received 80,000 shares of new Petro Union no par value stock in satisfaction of their claims.

- The priority post-petition promissory note of Pembrooke Holding
Co., in the amount of $150,000 was settled with $100,000 in cash and the issuance of 49,999 shares of new Petro Union at no par value.

- Existing shareholders received new Petro Union no par value stock in the ratio of 1 new share for each 220 shares of old stock.

- Randeep S. Grewal, CEO of Horizontal Ventures, Inc. and Richard
D. Wedel, President of Petro Union received 70,000 shares each of new Petro Union no par value stock valued at $20,000 each, or $40,000 in total.

- International Publishing Holding, SA ("IPH"), the principal shareholder of HVI, agreed to loan $200,000 to Petro Union secured by 50% interest in the nonproducing limestone reserves owned by PUI's subsidiary, Calox Corp.; the loan was then converted into 40,000 shares of new Petro Union no par value stock.

- Petro Union issued 590,000 shares of new no par value stock for all the outstanding common and preferred stock of Horizontal
Ventures, Inc.

After the Plan was implemented, Horizontal Ventures' shareholders owned approximately 63% of the new Petro Union no par value stock.

NOTE 4 - PRO-FORMA FINANCIAL INFORMATION:

Following are certain pro-forma amounts assuming the acquisition of HVI had occurred on January 1, 1996:

                           Quarter Ended     Nine Months Ended
                            September 30,       September 30,
                           1997      1996      1997      1996
                         --------  --------  --------  --------

Revenues                 $141,398  $236,478  $460,481  $541,141
                         ========  ========  ========  ========

Income (loss) from
  continuing opera-
  tions and net
  income (loss)         ($141,836)($279,645)($367,067)($611,653)
                         ========  ========  ========  ========

Net (loss) per
  common share          ($    .14)($    .28)($    .37)($   .61)
                         ========  ========  ========  ========


NOTE 5 - SUBSEQUENT EVENTS:

On October 10, 1997, the Company completed an offering to non-U.S. investors of units consisting of two shares of no par value common stock and one common stock purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $15.00 per share exercisable any time between January 2, 1998 and December 31, 1999. The Company sold 127,750 such units at $20.00 per unit for gross proceeds of $2,550,000 cash.

On November 18, 1997, the Company completed an offering to non-U.S. investors of its no par value common stock at a price of $10.00 per share. The Company sold 226,500 shares for aggregate gross proceeds of $2,265,000 cash.

The above offerings were completed pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended. The offerings were managed by Grupo De Creacion Ltd., which received a commission of seven percent of the gross proceeds from the offerings.

In October 1997, the Company through its wholly owned subsidiary, HVI Cat Canyon, Inc., a Colorado corporation ("HVI Cat Canyon"), purchased for $900,000 certain working interests in two oil and gas leases, along with certain production equipment and facilities, commonly known as the Dominion/UCB Lease located in Santa Barbara County, State of California. In addition, HVI Cat Canyon deposited into escrow $750,000 for the possible acquisition of additional working interest rights in another oil and gas formation covered by the Dominion/UCB Lease, which acquisition if consummated by HVI Cat Canyon will be paid for from the escrowed amount in three $250,000 installments at six month intervals from October 1997 (or at intervals based upon the development of the formation, if such development occurs first).

During 1997, the Company reacquired the shallow drilling rights to Hayes Field, a shallow reservoir located in the Illinois Basin in both Douglas and Champagne counties of the State of Indiana. The Company entered into two standard Oil and Gas leases (the "Leases") which contained a covenant to develop and commence drilling by January 5, 1998 with the two fifty percent owners of the property for the shallow drilling rights.
The first lease was entered in April 1997 with Gullickson Farms and the second lease in September 1997 with Panhandle Eastern. The Leases are self-perpetuating as long as oil and gas are being recovered from the property and the Company continues to drill one well on the property every six months. The consideration under both leases is the commitment by the Company to develop the property continuously.

During November 1997, the Company commenced development and drilling activities with respect to the Dominion/UCB Lease and the Leases related to the Hayes Field.

NOTE 6 - CONTINGENCIES:

At September 30, 1997, the Company was the plaintiff in a lawsuit against David J. LaPrade, a shareholder, former officer and director, and an organizer of the Company, and Mr. LaPrade's current employer. The Company seeks to recover losses from alleged breach of fiduciary duty, misappropriating confidential information and property of the Company, using it in unfair competition with the Company, interfering with the Company's existing and prospective relationships with its customers, interfering with the Company's relationships with its employees,
and conversion of Company property.   Mr. LaPrade has made
counterclaims against the Company for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount. Management believes that its claims against Mr. LaPrade will be successful and that it will recover damages; moreover, management believes that Mr. LaPrade's counterclaim will not result in a material
liability to the company.   The accompanying financial statements
do not include provision for any loss which might result from Mr. LaPrade's counterclaim, nor do they include any asset that might result from the Company's claims against Mr. LaPrade.

Also at September 30, 1997, the Company was a defendant in a lawsuit by Dr. Warren G. Gwartney to collect for sums due on a promissory note in the original principal amount of $50,000 entered into individually by Mr. LaPrade and another former officer and employee, A.B.C. Paulsen. The lawsuit seeks repayment of the $25,000 balance due on the note, plus interest at 9-3/4% from October 28, 1996, costs and attorney fees. On September 16, 1997, the Court granted Dr. Gwartney a summary judgment against Messrs. LaPrade and Paulsen, but denied summary judgment against the Company. The Company plans to request the Court to grant summary judgment in its favor on the basis that there is no written agreement between the parties to obligate the Company. Management believes it will be successful in its arguments. Accordingly, the accompanying financial statements do not include provision for any loss which might result from Dr. Gwartney's lawsuit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                          OVERVIEW

As a result of material changes during the most recent quarter, management believes that the revenue and results of operations reported herein are not indicative of future operations and the results thereof. During the period ended September 30, 1997 the Registrant emerged from Chapter 11 bankruptcy, acquired Horizontal Ventures, Inc. ("HVI"), and changed its operating strategy from acting as a horizontal drilling service company to utilizing its license technology to exploit and expand production on oil and gas properties acquired by the Company for its own benefit. The Registrant's mission is to be a leader in exploiting declining production wells by applying its low cost horizontal drilling technology, developed by Amoco, to significantly boost oil and gas production rates. By targeting mature producing wells the company minimizes the risk of dry holes utilizing the comprehensive geological information which relies on actual reservoir performance rather than on speculation. In furtherance of this strategy which utilizes the existing production tools and equipment owned by the Registrant, the Company recently acquired the two fields discussed below which management believes are prime candidates to prove up this new strategy. Additionally, during the second and third quarters of 1997 HVI effectively cutoff drilling operations while it was reorganizing. In future periods management expects revenues from two sources, production revenues and drilling services revenues. Management expects revenues from its drilling service sector to improve significantly as a result of HVI returning to full operational status and at the same time estimates that this revenue source will account for only approximately 45% of revenue during 1998 and declining to an estimated 40% during 1999.

The acquisition of HVI, which is now final since all contingencies have been waived by the parties, was treated for accounting purposes as a recapitalization of the former Petro Union, Inc. with HVI considered to be the acquiror (a reverse merger). Accordingly, the financial statements presented herein reflect such reverse merger and are not directly comparable with previous financial statements of the Company. In addition, the financial statements presented herein reflect the financial condition and results of operations of HVI emanating from its prior business operations consisting primarily of providing horizontal drilling services on behalf of oil and gas properties owned by third parties. As discussed below the Company has recently raised through the sale of its common stock and common stock warrants an aggregate of $4,815,000 which it intends to use to expand its business operations to acquire interests in oil and gas properties which the Company can develop using its horizontal drilling technology.

This Quarterly Report on Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, future production of oil and gas, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


                     RESULTS OF OPERATIONS

        COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997
           TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues decreased for the three months ended September 30, 1997 compared with the 1996 period as a result of the change in management of HVI in the spring of 1997, which change resulted in a substantial decrease from the prior levels of horizontal drilling service activity in order to focus on the completion of the reverse merger with Petro Union, Inc. to facilitate the expansion of business operations into the acquisition of interests in oil and gas properties which can be developed using horizontal drilling technology.

Costs of revenues and general and administrative expenses decreased for the three months ended September 30, 1997 compared with the 1996 period due to the decrease in horizontal drilling activities discussed above, which decrease with respect to general and administrative expenses was partially offset by professional fees related to the reverse merger of Petro Union, Inc. and the fixed nature of depreciation and amortization expense.


       COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997
           TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996


The changes in revenues, costs of revenues and general and administrative expenses for the nine months ended September 30, 1997 compared with the 1996 period in general resulted from the same factors discussed above for the three month periods.



                LIQUIDITY AND CAPITAL RESOURCES

Petro Union, Inc. emerged from bankruptcy pursuant to the approval of a Plan of Reorganization effective August 28, 1997. Under the Plan of
Reorganization, working capital for future operations will be funded by the Company's newly acquired subsidiary, Horizontal Ventures, Inc. and from expanded operations (see "Legal Proceedings").

On October 10, 1997, the Company completed an offering to non-U.S. investors of units consisting of two shares of its common stock and one common stock purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $15.00 per share exercisable any time between January 2, 1998 and December 31, 1999. The Company sold 127,750 such units at $20.00 per unit for gross proceeds of $2,550,000 cash.

On November 18, 1997, the Company completed an offering to non-U.S. investors of shares of no par value common stock at a price of $10.00 per share. The Company sold 226,500 shares for gross proceeds of $2,265,000 cash.

The above offerings were managed by Group De Creacion Ltd.,which received a commission of seven percent of the gross proceeds from the offerings. The Company intends to use the proceeds of the above offerings to acquire interests in oil and gas properties which can benefit from the Company's horizontal drilling technology.

In October 1997, the Company through its wholly owned subsidiary, HVI Cat Canyon, Inc., a Colorado corporation ("HVI Cat Canyon"), purchased for $900,000 certain working interests in two oil and gas leases, along with certain production equipment and facilities, commonly known as the Dominion/UCB Lease located in Santa Barbara County, State of California. In addition, HVI Cat Canyon deposited into escrow $750,000 for the possible acquisition of additional working interest rights in another oil and gas formation covered by the Dominion/UCB Lease, which acquisition if consummated by HVI Cat Canyon will be paid for from the escrowed amount in three $250,000 installments at six month intervals from October 1997 (or at intervals based upon the development of the formation, if such development occurs first).

During 1997, the Company reacquired the shallow drilling rights to Hayes Field, a shallow reservoir located in the Illinois Basin in both Douglas and Champagne counties of the State of Indiana. The Company entered into two standard Oil and Gas leases (the "Leases") which contained a covenant to develop and commence drilling by January 5, 1998 with the two fifty percent owners of the property for the shallow drilling rights.
The first lease was entered in April 1997 with Gullickson Farms and the second lease in September 1997 with Panhandle Eastern. The Leases are self-perpetuating as long as oil and gas are being recovered from the property and the Company continues to drill one well on the property every six months. The consideration under both leases is the commitment by the Company to develop the property continuously.

During November 1997, the Company commenced development and drilling activities with respect to the Dominion/UCB Lease and the Leases related to the Hayes Field.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

1.       Location:       United States Bankruptcy Court
                         Southern District of Indiana
         Case:           96-70559-BHL-11
         Description:    Petro Union, Inc. Chapter 11 Reorganization
         Date:           May 13, 1996


On August 28, 1997, the Bankruptcy Court for the Southern
District of Indiana (the "Court") issued an order confirming the First Amended Plan of Reorganization (the "Plan") of Petro Union, Inc. ("Petro").
The material features of the Plan are as follows.

Petro paid all of its administrative and priority claims in full using the working capital of Horizontal Ventures, Inc. ("HVI"). The reorganized Company assumed the loans entered into with its two secured creditors, Ford Motor Credit Company and National City Bank of Evansville. The unsecured creditors of Petro received an aggregate of 100,000 shares of a new class of no par value common stock of the Company ("New Common Stock"). The stockholders of Petro at August 28, 1997 received one share of New Common Stock for each 220 shares of $.125 par value common stock of the Registrant ("Old Common Stock") then held. Fractional shares were rounded up. Accordingly, 17,537,945 outstanding shares of Old Common Stock were converted into approximately 80,000 shares of New Common Stock. The Plan further provided for the acquisition of HVI by the reorganized Registrant upon terms described in the Registrant's Form 8-K for the event dated August 11, 1997.

The Registrant satisfied the claims of its two debtor-in-possession financiers, Pembrooke Holding Corporation ("Pembrooke") and International Publishing Holdings, S.A. ("IPH") as follows. Pembrooke received $100,000 in cash and 49,999 shares of New Common Stock. IPH received 40,000 shares of New Common Stock and a call option exercisable for a period of 36 months to acquire ninety percent of the Company's wholly-owned subsidiary, Calox Corporation, which holds as its only asset a limestone quarry in Monroe County, Indiana. The purchase price for such ninety percent interest will be the book value of the interest at the time of exercise.

The Plan further provided for the amendment and restatement of the Registrant's Articles of Incorporation (i) to cancel the existing authorized series of Old Common Stock and $.0001 par value preferred stock and to authorize the New Common Stock as the sole class of voting stock; (ii) to fix the number of directors at five and (iii) to eliminate the liability of officers and directors to the extent allowed by Colorado law. Accordingly, the reorganized Registrant now has authorized 50,000,000 shares of New Common Stock, approximately 1,482,018 of which are currently issued and outstanding. The initial Board of Directors consists of Randeep S. Grewal, Chairman of the Board, Richard D. Wedel, Vice-Chairman of the Board, Dr. Jan F. Holtrop, Dirk Van Keulen and Donald Christensen.


2. On March 11, 1997, HVI commenced a lawsuit in the District Court for Tulsa County, Oklahoma against David J. LaPrade, a shareholder, former officer and director, and an organizer of the HVI, and Mr. LaPrade's current employer. HVI seeks to recover losses from alleged breach of fiduciary duty, misappropriating confidential information and property of HVI, using it in unfair competition with HVI, interfering with HVI's existing and prospective relationships with its customers, interfering with HVI's relationships with its employees, and conversion of HVI property. Mr. LaPrade has made counterclaims against HVI for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount.

3. On March 24, 1997, Dr. Warren G. Gwartney commenced a lawsuit in the District Court for Tulsa County, Oklahoma against, among others, HVI to collect sums allegedly due on a promissory note in the original principal amount of $50,000 entered into individually by Mr. LaPrade and another former officer and employee, A.B.C. Paulsen. The lawsuit seeks repayment of the $25,000 balance due on the note, plus interest at 9-3/4% from October 28, 1996, costs and attorney fees. On
September 16, 1997, the Court granted Dr. Gwartney a summary judgment against Messrs. LaPrade and Paulsen, but denied summary judgment against HVI. HVI plans to request the Court to grant summary judgment in its favor on the basis that there is no written agreement between the parties to obligate HVI.


Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

     (a) The following information is presented in place of a Current Report on Form 8-K:

Sales of Equity Securities Pursuant to Regulation S.

On November 18, 1997, the Company completed an offering to non-U.S. investors of 226,500 shares of common stock at $10.00 per share for gross proceeds of $2,265,000 cash. The offering was completed pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended. The offering was managed by Grupo De Creacion Ltd., which received a commission of seven percent of the gross proceeds from the offering.

The Company intends to use the proceeds of this offering to acquire interests in oil and gas properties which can benefit from the Company's horizontal drilling technology.

          Item 6.   Exhibits and Reports on Form 8-K

            (a)    Exhibits

            Exhibit No.      Description

              3A             Articles of Incorporation and Bylaws
                             (Incorporated by reference to Exhibit
                             No. 3 to the Registrant's Registration
                             Statement (#33-24265-LA))

              3B             Amended Articles of Incorporation
                             (Incorporated by reference to Exhibit
                             No. 2B of Registrant's Form 8-A
                             Registration Statement (File #0-20760))

              4              Specimen of Securities (Incorporated
                             by reference to Exhibit Nos. 1A and 1B
                             of Registrant's Form 8-A Registration
                             Statement (File #0-20760))

              10A            Agreement and Plan of Reorganization
                             (Incorporated by reference to Exhibit
                             10 to Form 10-KSB for the period ended
                             December 31, 1992))

              10B            Acquisition Agreement for Green Coal
                             Company, Inc. (Incorporated by
                             reference to Exhibit 10 to Form 10-KSB
                             for the period ended December 31, 1992)

              10C United States Bankruptcy Court Voluntary Petition for Green Coal Company, Inc.
                             Dated July 11, 1994 (Incorporated by
                             reference to Form 10-KSB dated December 31,
                             1994)

              10D United States Bankruptcy Court Transcript of Ruling Returning Ownership of Green Coal Company, Inc. to Thomas Green and Family (Incorporated by reference to
                             Form 10-KSB dated December 31, 1994)

              10E Post-Petition Loan Agreement (Incorporated by reference to Exhibit 10E of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

              10F Amended Post-Petition Loan Agreement (Incorporated by reference to Exhibit 10E of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

              10G Horizontal Drilling Services Letter Agreement (Incorporated by reference to
                             Exhibit 10E of the Registrant's Annual
                             Report on Form 10-KSB for the fiscal year ended December 31, 1996)

              2.1            First Amended Plan of Reorganization
                             (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 28, 1997)

              10.1 Agreement and Plan of Acquisition (Incorporated by reference to Exhibit
                             10.1 to the Registrant's Current Report
                             on Form 8-K dated August 11, 1997)

              10.2 Randeep S. Grewal Employment Agreement (Incorporated by reference to Exhibit
                             10.1 to the Registrant's Current Report
                             on Form 8-K dated August 28, 1997)

              10.3           Richard D. Wedel Employment Agreement
                            (Incorporated by reference to Exhibit
                             10.2 to the Registrant's Current Report
                            on Form 8-K dated August 28, 1997)

              10.4 Post-Petition Loan Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated August 28, 1997)

              10.5           Agreement to Close (Incorporated by
                             reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated August 28,
                             1997)

            (b)     Reports on Form 8-K

          During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

               Current Report on Form 8-K dated August 11,
               1997 filed on August 12, 1997 which reported events under Items 1 and 2, Changes in Control of Registrant and Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits, which contained pro forma financial information, as amended by a Current Report on Form 8-K/A dated August 11, 1997 and filed on October 16, 1997, which contained certain financial statements and pro forma financial information reported under Item 7, Financial Statements and Exhibits.

               Current Report on Form 8-K dated August 28,
               1997 and filed on September 9, 1997, which reported events under Items 1, 2, 3 and 7.

                            SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.

Date: November 19, 1997     /S/ RANDEEP S. GREWAL
                            Randeep S. Grewal, Chief Executive Officer