Form 10KSB
period 1997-12-31
PETRO UNION INC
filed 1998-04-16
CIK 840402

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


                For the fiscal year ended December 31, 1997

                      Exchange Act File No.:  0-20760


              PETRO UNION, INC. d/b/a Horizontal Ventures, Inc.
           Exact name of Registrant as specified in its charter


      Colorado                              84-1091986
State or other jurisdiction        I.R.S. Employer Identification
incorporation or organization                 Number

575 Madison Avenue, Suite 1006
New York, New York                            10022
Address of principal executive offices       Zip Code

Registrant's telephone number, including area code: (212) 605-
0470

Securities registered pursuant to Section 12(b) of the Act:
                None

Securities registered pursuant to Section 12(g) of the Act:
                No Par Value Common Stock.

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

Registrant's revenues for its most recent fiscal year: $211,696.

As of April 13, 1998, the aggregate market value of the common stock of Petro Union, Inc. held by nonaffiliates was approximately: $16,270,198.

                                        Number of Shares
                                          Outstanding
    Class                                March 31, 1998

Common Stock, No par value               1,570,981



                DOCUMENTS INCORPORATED BY REFERENCE
Part III is incorporated by reference into the Company's Proxy
Statement for the annual meeting to be filed during April, 1998.

Transitional Small Business Disclosure Format.
Yes      No  ( X )


                                  PART I

Item 1.  Description of Business.

Company Overview

   During 1997, Petro Union, Inc.(the "Company" or the "Registrant") and all its subsidiaries were essentially dormant pending reorganization and emergence from bankruptcy. During this period of dormancy, management focused all its efforts on its plan of reorganization, acquisitions and mergers, and restructuring the new combined business to its new plan of operation and strategy. The Plan of reorganization was approved in bankruptcy court on August 28th, 1997 and case closed on March 26th, 1998 following successful implementation of all the objectives under the new management team.

The Company's objective and strategy is firmly focused on its license to a niche technology developed and patented by Amoco for horizontal drilling. As the first two licensees of the technology, the Company's personnel were instrumental in successfully implementing and applying the technology in the field and have continued field enhancements to the technology since inception.

Business Strategy

The Company's mission is to provide shareholder value through becoming an industry leader in exploiting declining production wells by capitalizing on its experience and field knowledge to a low cost horizontal drilling technology, developed by and patented by Amoco Corporation, to significantly boost production rates. Horizontal drilling, used in re-developing older reservoirs, increases the recoverable oil in place due to various characteristics, such as, a greater exposure of the reservoir to the well bore. Primary recovery methods leave over 80% of the oil in place leaving significant reserves to be exploited.

The Company has a two-prong approach capitalizing on this niche technology to obtain its objective and growth: Exploitation &
Production and Contract Services.

Exploitation & Production: Numerous mature fields worldwide are experiencing declining production and even more have been abandoned. Even after the latest recovery methods are applied, vast oil resources are left unrecovered due to unfavorable economics. The Company having amassed the most experience in the industry for applying Amoco's technology, has a low risk, high reward business plan focused on acquiring fields with proven producing wells and applying this niche technology to exploit and produce the remaining reserves. By targeting these mature fields with the entire production infrastructure in place, the Company substantially reduces the capital costs for production relative to its drilling program. Furthermore, the existing and historical production providing actual reservoir performance along with the comprehensive geological evaluations essentially confirms the targeted zones eliminating the risks to drilling dry holes.

The Company intends to reactivate existing producing fields that have reached their economic limit. The application of the its short radius horizontal drilling technology in untapped reservoirs within the productive reach of an existing well bore or in a reservoir that may have inefficient characteristics at the vertical bore, which can lead to a several fold increase in production rates. Increasing production rates through such enhancement programs will provide significantly favorable effects to the reserve valuations and relative net present value. The Company made its first such acquisition in September 1997.

The added strain to the operators of such mature fields as a result of the declining oil prices helps facilitate these acquisitions under favorable terms and further reduces the capital requirements to the Company.

Contract Services: In the last three years that the technology has been commercialized in the industry, the Company has drilled over forty wells for various clients such as Chevron, Texaco, Exxon, OXY, Oklahoma Natural Gas to name a few. The Company intends to continue providing its services to the industry on a contract basis. Such contract services are to be scheduled with coordination to the Company's internal drilling programs thus enhancing the productivity and efficiency of its service rigs and crews. Contract services are targeted to begin in the late second quarter of 1998.

Exploration Strategy: In addition to its exploitation, production and contract services activities, the Company is building a portfolio of exploration prospects where the technical expertise in horizontal drilling adds substantially to its reserve base and provides for internal drilling programs. Exploration drilling involves substantially more risk than exploitation and development drilling which is the Companies primary focus. The Companies existing prospects have multiple pay objectives and are commonly located in association with existing producing fields where the management has expertise or previous experience. The Company plans to invest a small portion of its cash flow in exploration ventures.


Horizontal Drilling: Horizontal drilling has become widely accepted as a standard option for exploiting oil & gas resources. The principle advantage of horizontal drilling is that it results in a substantially greater surface area for drainage, and thus extraction of the oil from the reservoir. In industry terms this is referred to as communicating zones of permeability. The unique method of reentering a well and horizontal drilling patented by Amoco and licensed to the Company, has the ability to turn while drilling causing a vertical well to be horizontal in as little as twenty-five feet. Thus this technology provides considerable flexibility to the geologists and engineers in designing their well plans around geological formation and reservoir constraints to achieve the maximum performance. Furthermore, this technique facilitates multi-laterals off an existing well bore avoiding costly drilling of new wells and has considerable advantages in shallow reservoirs where the traditional horizontal tools cannot be utilized due to their larger radius requirements and related economics.

Drilling horizontal laterals has the potential to: tap fresh oil by intersecting fractures, penetrating pay discontinuities and drain up-dip traps, correct production problems such as water coning, gas coning, and excessive water cuts from hydraulic fractures which extend below the oil-water contact, and supplement enhanced secondary and tertiary oil recovery techniques.

The most common method of drilling a curved borehole utilizes a mud-motor to rotate the drill bit. This is often too expensive to be economical for re-entries in mature fields with well bore casings less than 5 1/2 inches. The lack of a cost-effective method to increase production in mature wells led Amoco Corporation to devote significant resources in research and development in this area. The result was the development of it's patented short radius horizontal drilling system. The primary advantages of the Amoco drilling system are its short radius of curvature, costs approximately one-fifth of mud motors, takes only ten days to drill and yet provides all the benefits of a horizontal well.

Short Radius Rotary Steerable Horizontal Drilling:

     The Amoco system is capable of drilling a 3.875" inch hole from inside 4.5" inch casing, or a 4.5" hole from inside 5.5" casing and larger. The radius of curvature ranges from 30 feet and up, with lateral departures up to 1,000 feet. Multiple laterals can be drilled in opposing directions or in the same direction, with kick-off points spaced a minimum of eight feet apart. Compatibility with any circulating medium including mud, foam or air mist allows for a variety of applications.

     The system consistently drills a predictable radius of curvature in the desired direction, resulting in a smoother planar well bore, which facilitates drilling the lateral and completing the well. Vertical target accuracy is plus or minus two feet, and azimuth is plus or minus 20 degrees.

     The system is rotary steerable, and there are no mud motors, steering tools or MWD tools. The system is purely mechanical and very simple in design.

     The Amoco bit is an anti-whirl, bi-center, low-friction PDC bit. Consistent and reliable angle build and improved directional control is a result of stabilizing the PDC bit to continually point along a curved path. The design of the bit enables it to cut only in the direction it is pointed. The cutters are positioned so that they direct a lateral force toward a smooth pad on the gauge of the bit, which contracts the bore hole and acts as a bearing by transmitting a restoring force to the bit. This force rotates with the bit, continually pushing a side of the bit that does not have gauge cuter chips against the bore hole wall. This design minimizes the side cutting action that is typically observed with PDC bits and results in consistent well bore diameter.

     The system drills a curved path by continually pointing the bit along a tangent to the curved path. A contact point on the bit and smooth contact ring at the flexible knuckle joint establishes two contact points and controls the bit tilt. Tool design tilt allows the curve assembly to run smoothly, drill a hole uniform in diameter, and negates the effects of varying lithology changes. Various radii of curvatures are easily obtained by increasing or decreasing the distance between the two contact points.

     Azimuth or target direction is established by gyro orientation of the eccentric deflection sleeve. Once oriented in the desired direction, the gyro is released and orientation is monitored by pump pressures at the surface. These signals are monitored throughout the curve drilling process, as repositioning of the sleeve is required to maintain target direction.

     Lateral drilling is strictly a rotary process. The lateral drilling assemblies are not steerable, and there are no deflection sleeves or orientation signals. At present, there are two lateral drilling assemblies, and both use the anti-whirl PDC bit to achieve a smooth well bore and obtain fairly consistent responses. Of the two lateral assemblies, one is engineered for gentle rise wit angle build rates of 7 to 11 degrees per 100 feet. The second is for maintaining inclination, and produces near-neutral responses of -2 to 2 degrees per 100 feet. The assemblies work on the same principle as any directional drilling assembly. Both have been found to drill with minimal walk, right or left, but inclination is somewhat sensitive to formation and weight on the bit.

     The predominate application of short-radius horizontal drilling is for re-entries, a procedure that requires the sectional milling of at least 20 feet of casing. Following sectioning, a cement kick-off plug is set in the vertical well bore just below the kick-off depth. Cement is brought up through the sectioned interval, and 60 to 100 feet inside the casing. This multi-purpose plug must provide zone isolation from the original completion and mechanical strength for the curve assembly to side track. Open-hole completions, either from existing wells or new wells, can be kicked off from formation or a squeeze cement plug. Torque, weight of the bit, drill-off rate, and cuttings are monitored during the kick-off procedure as the bit makes the transition from drilling 100 percent cement to 100 percent formation. This transition usually occurs after drilling a minimum of six feet, and can be greater depending on the radius of curvature.

     With regard to equipment requirements, many types of workover rigs have been used in conjunction with the system, ranging from small pole units to five and six axle carriers. Drilling rigs have been used in several instances, but are not necessary. A top-drive power swivel, the most predominate of which is the Bowen 2.5, is used to rotate the drill string and bit. A single conductor wireline unit is used for gyro orientation and to run all electronic and magnetic surveys. Circulating and solids control equipment vary depending on formation conditions.

Management of the Company considers this proprietary technology a leading edge and a ground floor opportunity as both a producer and service provider to other producers. It is believed by management that through the utilization of the system the Company has the ability to cost-effectively drill lateral completions and re-entries in shallow oil and gas producing zones where existing technology has not been available or affordable. As drilling new wells from the surface is not a necessity and current production infrastructures can be utilized, it is anticipated that the economics will be improved. Potential zones such as shale gas and coalbed methane that contain trillions of cubic feet of untapped reserves in the United States are believed by management to be candidates for short radius horizontal drilling technology. Drilling horizontal laterals has the potential to: tap fresh oil by intersecting fractures, penetrating pay discontinuities and drain up-dip traps, correct production problems such as water coning, gas coning, and excessive water cuts from hydraulic fractures which extend below the oil-water contact, and supplement enhanced secondary tertiary oil recovery techniques.

History and Organization

1997 Events: Current management was actively involved in significant corporate re-structuring focused on creating a critical mass around the niche technology patented by Amoco and raising the necessary working capital to implement the new business strategy. The major milestones during 1997 were:

     April: Takeover control of an Oklahoma company named Horizontal Ventures Inc (HVI) which was the first licensee of the Amoco technology. HVI was clearly recognized as the leader of field applications with a track record of technical success with major companies in performing horizontal drilling on a contract basis. It soon became apparent that while the technical aptitude was impeccable the management had not been able to capitalize on their technical success and thus the company was not commercially successful. HVI had the license from Amoco to perform services in Europe in addition to the U.S.

     June: As part of HVI's strategy to acquire all the field talent on the Amoco technology, a merger agreement was signed with Petro Union Inc, pending bankruptcy court approval, which was the second licensee of the technology and the only other technically successful company in the field. To facilitate this merger, the current management successfully negotiated a reverse merger and thus took control of Petro Union Inc, which had been in bankruptcy since May 1996.

     August: Management's re-organization plan was approved by court on August 28th. Petro Union was notified by NASDAQ of being de-listed. Negotiations begin for the re-acquisition of the Hayes
Field in Illinois.

     September: HVI and Petro Union merger is concluded. NASDAQ de-listing hearings and appeals continue. The Hayes field lease is acquired. Negotiations begin on the acquisition of the Cat
Canyon field in California.

     October: Regulation S offering successfully completed for initial capitalization of the company. $2.55 million was raised at a price of $10/share with one $15.00 warrant given for every two shares. The warrants are effective 1/1/98 and expire
12/31/99. Cat Canyon field is acquired.

     November: Regulation S offering successfully completed for the continued capitalization of the company. $2.265 million was raised at a price of $10/share. Cat Canyon production operations were begun.

     December: Re-listed on Nasdaq. Partial closing of third
Regulation S successfully concluded for continued capitalization of the company. $1,171 million was raised at a price of $13.875.
First horizontal well was drilled in Cat Canyon.

1998 Event: The management has continued to focus in the first quarter on its drilling program at Cat Canyon to emphasis the success of its horizontal drilling niche technology in mature fields. Two horizontal wells have been drilled with a third in progress.

     Petro Union, Inc., was organized under the laws of the State of Colorado on June 27, 1988 as Kiwi III, Ltd. to complete a public offering to raise funds to acquire or merge with an operating business.

     On September 29, 1989, the Registrant executed an agreement and plan of reorganization to acquire all of the issued and outstanding shares of Beat the House Enterprises, Inc. ("BTHE"), a closely-held Delaware corporation, in exchange for 151,000,000 shares of the Registrant's Common Stock. BTHE's plans never successfully materialized and until July 28, 1992 the Registrant had no operations.

     On July 28, 1992, the Registrant executed an agreement and plan of reorganization to acquire Petro Union, Inc., an Indiana corporation, whereby the Registrant acquired 100% of the outstanding shares of Petro Union, Inc., in exchange for the issuance of 7,240,000 shares (90.5%) of the Registrant's common stock. Kiwi III, Ltd. then changed its name to Petro Union Inc. to reflect the new business of the Company. Petro Union has the following subsidiaries: Calox, Inc., and American Energy Corporation.

     On April 10, 1993, the Registrant acquired all of the issued and outstanding shares of Green Coal Company, Inc. ("Green Coal") for $100,000 in cash, a promissory note of $2,952,000 originally payable August 15, 1993, subsequently extended by mutual consent, 1,000,000 shares of the Registrant's restricted common stock valued at $3,950,000, and a 1% overriding royalty interest. The parties to this transaction agreed that, at the time of payment of the balance due, Registrant could forgive the note due the former principal shareholder in the amount of $1,052,000 in exchange for payment in cash of that amount, leaving cash due of $1,900,000. As a result of this transaction Green Coal became a wholly owned subsidiary of the Registrant. On July 11, 1994, the Registrant filed a voluntary petition in the United States Bankruptcy Court of the Western District of Kentucky, seeking to reorganize Green Coal under Chapter 11 of the United States Bankruptcy Code. The filing for protection under the Code was necessary due to the severe liquidity problems caused by substantial increases in existing high debt service demands and lack of profitability on some existing coal contracts. Due to these liquidity problems, the Company and Green Coal were unable to pay the acquisition liabilities due to the former stockholders of Green Coal. As a result, in August of 1994, the bankruptcy court returned ownership of Green Coal to the original owners.

     On May 13, 1996, the Company filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code. On August 28, 1997, the Bankruptcy Court for the Southern District of Indiana (the "Court") issued an order confirming the Company's First Amended Plan of Reorganization (the "Plan"). The material features of the Plan were as follows: The Company paid all of its administrative and priority claims in full. The reorganized Company assumed the loans entered into with its two secured creditors, Ford Motor Credit Company and National City Bank of Evansville. The unsecured creditors of the Company received an aggregate of 100,000 shares of the Common Stock of the Company (for clarity, the no par value Common Stock is sometimes referred to herein as the "New Common Stock"). The holders of the Company's $.125 par value common stock ("Old Common Stock") received one share of New Common Stock for each 220 shares of Old Common Stock held, and the Old Common Stock was canceled. Fractional shares were rounded up. Accordingly, the 17,537,945 outstanding shares of Old Common Stock were converted into approximately 80,000 shares of New Common Stock.

     The Company satisfied the claims of its two debtor-in-possession financiers, Pembrooke Holding Corporation ("Pembrooke") and International Publishing Holdings, S.A. ("IPH") as follows. Pembrooke received $100,000 in cash and 49,999 shares of New Common Stock. IPH received 40,000 shares of New Common Stock and a call option exercisable for a period of 36 months to acquire ninety percent of the Company's wholly-owned subsidiary, Calox Corporation, which holds as its only asset a limestone reserve in Monroe County, Indiana. The purchase price for such ninety percent interest will be $3.5 million.

     The Plan provided for issuance of 70,000 shares of New Common Stock to Randeep S. Grewal, the Company's new Chief Executive Officer, and 70,000 shares to Richard D. Wedel, the former C.O.O. of the Company, for services performed by each of them during bankruptcy proceedings.

     The Plan further provided for a share exchange transaction by which the shareholders of Horizontal Ventures, Inc., an Oklahoma corporation ("HVI"), acquired 590,000 shares of New Common Stock in exchange for all of the issued and outstanding capital stock of HVI. Randeep S. Grewal was the President of HVI. The share exchange transaction closed on September 9, 1997, subject to an Agreement to Close which provided that the share exchange would be terminated and unwound if certain contingencies were not met within sixty days. Pending resolution of those contingencies, the Company suspended issuance of all shares of New Common Stock. HVI waived those contingencies on October 10, 1997, and accordingly the Company directed its transfer agent to issue all shares of New Common Stock on October 15, 1997. The Bankruptcy court approved the final accounting and closed the case on March 26, 1998.

     The Plan also provided for the amendment and restatement of the Company's Articles of Incorporation (i) to cancel the existing authorized series of Old Common Stock and $.0001 par value preferred stock and to authorize the New Common Stock as the sole class of voting stock; (ii) to fix the number of directors at five and (iii) to eliminate the liability of officers and directors to the extent allowed by Colorado law. The Company filed Restated Articles of Incorporation with the Colorado Secretary of State reflecting the foregoing amendments on September 9, 1997.

The Business of the Company

Exploitation and Production

California Cat Canyon Field

The Company acquired a 200 acre lease within the Santa Maria basin in California. The purchase price was $1.65 million and included all the formations along with all the infrastructures that includes two separate gathering systems and 20 well bores of which ten are producing. The basin was discovered in 1908 with cumulative production estimated over 300 million barrels and an estimated 500 million barrels of recoverable oil in place.

Following in-depth evaluations, the Company believes that significant enhancements focused primarily on its niche short-radius horizontal drilling know-how can result in sustained increase of oil production. Based on these evaluations, a drilling program funded by the Companies financial resources has been activated that will result in the drilling of six horizontals and other related re-work programs. The Company has established a target of 500 barrels of production from this field, which was producing 35 barrels of oil and had essentially been abandoned when acquired by the Company.


Hayes Field

The Company re-acquired a 754 acre lease on September 23rd, 1997 from Panhandle Pipeline Company and Gullickson Farms. The lease is held by drilling a well on a six month cycle commencing December 1st, 1997 or paying $10,000 by February 1st, 1998. The Hayes filed was discovered in 1962 and indicates to have 9.9m barrels of oil in place on the leased acreage with 2.5m barrels in recoverable oil from techniques such as the Company's horizontal drilling.

The Company re-entered a well bore and drilled a lateral early November and thus met its first requirement. In view of the subsequent acquisition in California where all the gathering systems are already in place, the management made the decision to focus its activities in California and thus placed the program in Illinois on hold until preferable weather conditions in the summer to commence drilling and completion programs.

Contract Services

     In 1994, the Company acquired from Amoco Production Company ("Amoco") a U. S. license to Amoco's Patented Slim Hole Short Radius Horizontal Drilling Technology. Amoco initiated a project in 1989 to develop a short radius drilling system for completing and re-completing wells to enhance the economical production of oil and gas. The system has been developed and tested to the point where, in management's opinion, it can now be offered as a commercial service to other producers.

     The company assembled one (1) Amoco technology specific set of horizontal drilling equipment and commenced field operations late in 1995. As a result of the acquisition of HVI in October of 1997 it acquired three additional sets of horizontal drilling and other related equipment. The company continues to provide its horizontal drilling services on a fee basis or partial fee plus working interest basis in wells where its technology is used.

     In the last three years that the technology has been commercialized in the industry, the Company has drilled over forty wells for various clients such as Chevron, Texaco, Exxon, OXY, Oklahoma Natural Gas and Newstar Energy USA, Inc. to name a few. The Company intends to continue providing its services to the industry on a contract basis. Such contract services are to be scheduled with coordination to the Company's internal drilling programs thus enhancing the productivity and efficiency of its service rigs and crews. Contract services are targeted to begin in the late second quarter of 1998.


Oil and Gas Reserves

The Companies Oil and Gas properties are primarily based in California and Illinois though the area of focus since the acquisitions had been primarily California. The Company engaged Nederland & Sewell to evaluate the California properties while the Illinois properties were evaluated by independent engineers and geologists namely Mr. John Combs and Joseph Wilderman. Estimates are based on a review of production histories and geologic reports provided to the independent engineers by the Company.

     The present values of estimated future net revenues (discounted at 10% per annum) shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by the Registrant. For further information concerning the present value of future net revenue from these proved reserves, see the Notes to Consolidated Financial Statements.

                                    1997
                                   ______

                              Reserves         Future Net
                                                Revenue

                      Oil     Gas     (1)
                    (bbls)  (mmcf)  Total     Total      PV-10
Proven Developed
Producing          78,329    -     78,329     $96,500     $70,600

Proven Developed
Non-Producing      53,429    -    153,429  $1,841,992    $277,702

Proven
Undeveloped       321,249    -  2,321,249 $33,080,708  $4,578,798

Total Proven    2,553,007    -  2,553,007 $35,019,200  $4,927,100

Probable        1,846,000    -  1,846,000 $15,177,000  $8,452,400

Total Reserves  4,399,007    -  4,399,007 $50,196,200 $13,379,500


(1) Natural gas converted to oil at the ratio of six Mcf of natural gas to one Bbl of oil. Natural gas liquids are included as natural gas in this calculation without adjustment for higher
BTU value.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth above represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of different engineers often vary. For example, the Registrant has substantially increased its proved undeveloped reserves from initial reserve estimates made at the time of certain acquisitions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and costs, that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Oil and gas prices have fluctuated widely in recent years. The weighted average sales price utilized for the purposes of estimating the Registrant's proved reserves and future net revenues therefrom as of December 31, 1997 was $15.81 per Bbl for oil.


Production

     The following table sets forth the average sale price, the average production cost (lifting costs) and net production to the Registrant for each of the last three fiscal years of oil and gas production in the Illinois Basin (Illinois, Indiana, and Kentucky) per unit of production (oil barrels, Bbl; gas, mcf;):

                                Illinois
                               ___________
                           1995         1996       1997
Average Sales Price
 Per Unit:
     Oil                  $16.73       $20.42    $19.21
     Gas                       0            0         0
Lifting Costs Per Unit:
     Oil                  $11.88        $10.94    $6.80
     Gas                       0             0        0
Net Production to
 the Registrant:
     Oil                    1203          1252      450
     Gas                       0             0        0


                               California
                               ___________
                          1995*       1996*       1997
Average Sales Price
 Per Unit:
     Oil                                          $10.55
     Gas                                            --
Lifting Costs Per Unit:
     Oil                                          $ 5.31
     Gas                                            --


Net Production to
 the Registrant:
     Oil                                          1,832
     Gas


*There was no activity in California prior to 1997.


Acreage

     The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by the Registrant as of December 31, 1997, and includes the 854 net acres owned as of year end. Undeveloped acreage includes leasehold interests which may already have been classified as containing proved undeveloped reserves.

                    Developed Acreage(1)     Undeveloped Acreage

                   Gross       Net     Gross         Net

California          190        150       -            -
Illinois            115         80      754          377
    Total           305        230      754          377


Drilling Activity

     The following table sets forth the wells drilled and completed by the Registrant during the periods indicated:

                          Years ended December 31

                   1995            1996            1997
               Gross   Net    Gross    Net     Gross    Net
Development:
     Oil         1    .125     3      .375       2     1.67
     Gas         -       -     -         -       -       -
     Non-
      Productive -       -     -         -       -       -

     Total       1    .125     3      .375       2     1.67



     (1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

Development Exploitation Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by the Registrant in its development, exploration and acquisition activities during the periods indicated:

                          Years Ended December 31
                         1995           1996           1997
Development
 Costs                   $108,229      $90,000      $ 132,564

Exploration
 Costs                      -             -             -
Acquisition
 Costs:
 a) Unproved
    Properties           ---              -             -
 b) Proved
    Properties           ---              -          1,650,000

Total Capital
 Expenditure             $108,229      $90,000      $1,782,564



Marketing

     Exploitation, Development and Production. Significant and lucrative markets exist for the application of the niche technology for the Companies short radius horizontal drilling know-how. Mature fields are in abundance throughout the world where the operators are faces with declining production, uncertain oil prices and upcoming costs to abandon and plug the uneconomic wells at their production rates. Such an environment creates a unique market for the Company in being able to acquire through a conservative selection process. Primary acquisitions candidates will have existing production, existing operating infrastructure and facilities, geological formations conducive to the technology, well bores and pay zones under ten thousand feet with sufficient recoverable oil in place. As an example, the Company has found that California is a unique opportunity due to its stringent new drilling regulations. The Companies activities are essentially "re-work" negating any lengthy approvals through the regulatory authorities. Such an environment has created "pockets" of opportunity whereby significant recoverable oil has been left in place by the majors and thereafter operators rather than attempt a costly endeavor to drill new wells in urban areas. The Company intends to pursue such opportunities.

     Service Marketing. As experienced by the Company, there exists a substantial market for cost-effective horizontal drilling. The Company intends to concentrate its services to drilling for majors and larger independents on a multi-well program basis rather than a single well approach for a small independent. Past experience has proven that the success of its short radius drilling program is highly dependent on the thorough evaluation, planning and discipline at the well bore which the majors and larger independents value immensely. The Company has successfully performed services for Texaco, Chevron, OXY, Exxon to name a few and intends to focus on similar activities. Additionally, the Company intends to market its service within Europe where the shallow fields, cost structure, lack of horizontal drilling application are all ideal characteristics for an ideal service market.

Competition

    Despite being a relatively small and young Company, management believes it has an advantage over its competition due to its level of field expertise in applying the patented Amoco Short Radius Horizontal Drilling technology and its ability to provide these at a fraction of the cost of the competition. Although, Amoco has provided licenses to others, the Company feels that its experience and two prong global approach is sheltered from any of the other licensees who are concentrating on services within their respective geographical area. The acquisition criteria is also unique to the application of the niche short radius horizontal technology and as to the best of management's knowledge, none of the other licensees are drilling for their own account, the Company has not felt any competitive pressure relative to its acquisition strategy to date.

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

Limestone Reserves

    Indiana   Monroe Field

The Company owns through its wholly owned subsidiary, Calox Inc, a limestone reserve located in Monroe County, Indiana. The 355 acre property is owned "in fee". That is, the Company own the land, timber and all the mineral rights associated with the property. The reserves are made up of Salem limestone, which produces a high industrial grade calcium oxide or calcium carbonate used in scrubbing machinery that cleans the gaseous emissions from coal burning generators. Independent engineering reports obtained by the Company indicate that there are 73,458,000 tons of proven reserves on the property.

As the Company is focused on its oil and gas activities, this reserve has been identified as a non-core unit and thus optioned out. International Publishing Holding (IPH), the Companies largest shareholder, holds a three year option expiring on September 9, 2000 to acquire 90% of the shares of Calox for $3.5 million. Thus, the Company will retain a 10% interest in the reserve, divest itself from its non-oil and gas activity and attain $3.5 million of funds to invest in its core industry. In the event, IPH does not exercise their option, the Company is confident to divesting this lucrative property for at least the same value to another company.

Limestone Reserves

Independent engineering reports acquired by the Company provide reserve estimates and their present values analyzed from specific samples extracted from the property.

     As per 1997 reserve overview attached.

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

Employees

     At March 31, 1998, the Registrant had 15 employees, consisting of 12 full-time employees and 3 are part-time employees. None of the Registrant's employees are subject to a collective bargaining agreement. The Registrant considers its relations with its employees to be good.

Offices

     The Registrant leases approximately 750 square feet of office space at 575 Madison Avenue, Suite 1006, New York, New York, for its executive offices on a one year lease. The Company historically operated out of its offices in Evansville, Indiana in a 750 square foot office. The Company's operations headquarters is located in Tulsa, Oklahoma, where the Company leases 1,500 square feet on a month to month basis. If it were to require added space, the Registrant believes that additional space is readily available for lease. The Registrant also leases field offices and storage facilities in Spencer County, Indiana, Santa Monica, California and owns a field office in Kiefer, Oklahoma.


Item 2.  Description of Properties

     Except for the Kiefer, Oklahoma field office which is owned in fee, all of the Registrant's property interests are held pursuant to leases from third parties. A title opinion is typically obtained prior to the commencement of drilling operations on properties. The Registrant has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Registrant's properties are subject to customary royalty interests, liens for current taxes and other burdens which the Registrant believes do not materially interfere with the use of or affect the value of such properties. The Registrant performs only a minimal title investigation before acquiring undeveloped properties.

Item 3.  Legal Proceedings.

     On March 11, 1997, HVI commenced a lawsuit in the District Court for Tulsa County, Oklahoma against David J. LaPrade, a shareholder, former officer and director, and an organizer of HVI, and Mr. LaPrade's current employer. HVI seeks to recover losses from the alleged breach of fiduciary duty, misappropriating confidential information and property of HVI, using it in unfair competition with HVI, interfering with HVI's existing and prospective relationships with its customers, interfering with HVI's relationships with its employees, and conversion of HVI property. Mr. LaPrade has made counterclaims against HVI for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     On March 24, 1997, Dr. Warren G. Gwartney commenced a lawsuit in the District Court for Tulsa County, Oklahoma against, among others, HVI to collect sums allegedly due on a promissory note in the original principal amount of $50,000 entered into individually by Mr. LaPrade and another former officer and employee, A.B.C. Paulsen. The lawsuit sought repayment of the $25,000 balance due on the note, plus interest at 9-3/4% from October 28, 1996, costs and attorney fees. On September 16, 1997, the Court granted Dr. Gwartney a summary judgment against Messrs. LaPrade and Paulsen, but denied summary judgment against HVI. During the first quarter of 1998 HVI settled the lawsuit by the payment of $25,000, which was accrued as a liability in the Company's financial statements as of December 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Registrant during the quarter ending December 31, 1997.


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

     Except for a period from August to December of 1997, the Registrant's common stock has been quoted on NASDAQ since February 19, 1993. On March 31, 1998, there were seven (7) market makers in the Registrant's securities and the closing bid quotation was $13.00 per share. These prices, which are of the Company's post bankruptcy no par value common stock are believed to be representative of inter-dealer quotations, without retail markup, markdown or commissions, but may not represent actual transactions. There can be no assurance that a public market for the Registrant's common stock will be sustained in the future.

                                                 Bid*
    Quarter Ended                        Low            High

December 31, 1995                       $ .16           $.16
March 31, 1996                            .19            .22
June 30, 1996                             .13            .13
September 30, 1996                        .25            .31
December 31, 1996                         .19            .25
March 31, 1997                            .19            .25
June 30, 1997                             .03            .09
September 30, 1997                        .03            .03
December 31, 1997                        6.82          19.00
March 31, 1998                          12.00          14.75

*Effective November 8, 1997, a 1 share for 220 share reverse split approved by the U.S. Bankruptcy court was effected thus dramatically affecting the per share price of the Company's stock.

     On March 31, 1998, there were approximately 485 registered holders of the Registrant's common stock. Based on a broker count, the Company believes at least an additional 1200 persons are shareholders with street name positions.

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

Item 6.   Management's Discussion and Analysis or Plan of
          Operations

OVERVIEW

In view of significant material changes to the Company during 1997, management believes that the revenue and results of operations reported herein are not indicative of future operations and the results thereof. Furthermore, in accordance with the pertinent accounting regulations related to the reverse mergers, the income statements are not reflective of the combined revenues of the merged companies on an annualized basis but rather reflect the combined income from the merger date of September 9, 1997. Current management was appointed during the latter part of the third quarter and spent the balance of the year re-structuring, re-capitalizing, and completing mergers and acquisitions that all were part of a specific and focused strategy. Management has established a clear directive to focus on capitalizing on its experience with the low cost horizontal drilling technology developed and patented by Amoco Corporation and thereafter licensed to the Company. It is the intent of management to become a leader in applying this horizontal drilling technology and exploiting declining production wells on properties acquired by the Company or on a service basis for major oil and gas companies such as its clients Texaco, Chevron, Exxon to name a few.

Since August of 1997 the Company, under its new management, emerged from bankruptcy, accomplished a strategic merger with another Amoco technology licensee, re-capitalized through three private placements, acquired two development properties, commenced horizontal drilling operations on the newly acquired Cat Canyon field, continued to perform horizontal drilling services on a contract basis and optioned out its non-oil and gas businesses.

     This Annual Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


Results of Operations

Revenues decreased from $604,475 in 1996 to $211,696 in 1997. The 65% decline in revenue was as a result of the dormancy state of the Company through its re-structuring process. Minimum operations were maintained with only long-term service contracts completed. As during these years the Company was primarily focused on providing regional horizontal drilling services, the services were not marketed nationally or overseas.

Cost of sales decreased from $367,419 in 1996 to $247,979. The 33% decline is directly related to the Company's dormancy state in 1997. The decline in the cost of sales is not directly proportional to the declines in revenue due to a continued re-furbish program on some of the drilling assets which were continued to maintain the equipment.

General and administration increased from $594,402 in 1996 to $780,373 or 31%. The increase in G&A expenses was primarily associated with the costs incurred in re-structuring the Company through bankruptcy and related legal and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ending 1997, the working capital increased approximately $3.9m or 4122% while the current liabilities increased from $369,512 in 1996 to $820,327 in 1997. The $450,812 increase in current liabilities was primarily due to the horizontal drilling programs on the Company's Cat Canyon field in California. Total liabilities decreased from $910,945 in 1996 to $897,413 or 1.5%.

During the fourth quarter of 1997, the Company successfully concluded three private placements to re-capitalize the reorganized Company. The first two placements were done at $10 per share while the third was concluded at $13 7/8 per share. The Company issued a total of 552,470 shares with gross proceeds of approximately $5,801,518 that resulted in net proceeds of approximately $5,627,472.

On December 31, 1997 the Company's liquid assets totaled $3,932,647 which includes cash and cash equivalents, time deposits and funds held in escrow. The Company's liquidity position is primarily due to its successful re-capitalization activities during the latter half of 1997 through private placements. This liquidity position is sufficient to fund the Company's entire drilling program on its current properties and meet all its debt obligations during 1998. Management believes that cash flow from its drilling programs coupled with the re-start of the contract services business should provide sufficient cash flow to the Company during 1998 to meet its ongoing operational cash flow requirements.

The Company is aggressively pursing additional acquisitions to add to its exploitation portfolio that add significant shareholder value and proven reserves resulting from production gains with the horizontal drilling programs. The Company has optioned out its non-oil and gas asset for $3.5 million, which is expected to add to its capital resources and facilitate acquisitions. Additionally, the Company has no significant long-term debt at present and sees a favorable opportunity to potentially leverage its assets and its oil and gas reserves for any additional capital requirements associated to acquisitions if so needed.

Management anticipates 1998 to be another active year for the Company in terms of acquisitions as it continues to grow its exploitation reserve base. As the established acquisition criteria requires the properties to be producing assets, such acquisitions are not anticipated to be capital intensive to the Company. Notwithstanding, the Company intends to continue its exploitation driven horizontal drilling program on any potential acquisition and thus expects ongoing drilling expenditures.

Inflation

     The Registrant does not believe that inflation will have a material impact on the Registrant's future operations.

Item 7.  Financial Statements

     Please see accompanying index to Financial Statements commencing on page F-1.

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

          Not applicable

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

          (a) Exhibits

Exhibit   Description                   Location

2A        First Amended Plan       Incorporated by response to
          of Reorganization        Exhibit 2.1 to Form 8-K filed
                                   for event dated August 28,
                                   1997.

3A        Articles of Incorpora-   Incorporated by reference
          tion and Bylaws          to Exhibit No. 3 to the
                                   Registrant's Registration
                                   Statement (#33-24265-LA)

3B        Amended Articles         Incorporated by reference
          of Incorporation         to Exhibit No. 2B of
                                   Registrant's Form 8
                                   Registration Statement
                                   (File #0-20760)

4         Specimen of Securities   Incorporated by reference
                                   to Exhibit Nos. 1A and 1B of
                                   Registrant's Form 8-A/A
                                   Registration Statement
                                   (File #0-20760)

10E       Post-Petition Loan       Incorporated by reference to
                                   Agreement
                                   Exhibit 10E to 10-KSB dated
                                   December 31, 1996.

10F       Amended Post-Petition    Incorporated by reference to
                                   Loan Agreement
                                   Exhibit 10-F to 10-KSB dated
                                   December 31, 1996.

10G       Horizontal Drilling      Incorporated by reference to
                                   Services Letter Exhibit 10-G to 10-KSB dated
                                   Agreement December 31, 1996.

10H       Agreement and Plan       Incorporated by reference to
                                   of Acquisition Exhibit 10.1 to Form 8-K for event dated August 11, 1997.

10I       Randeep S. Grewal        Incorporated by reference to
          Employment Agreement     Exhibit 10.1 to Form 8-K for
                                   event dated August 28, 1997.

10J       Post Petition Loan       Incorporated by reference to
                                   Agreement Exhibit 10.1 to Form 8-K for
                                   event dated August 28, 1997.

10K       Cat Canyon Lease         Included herewith
                                   Purchase Agreement


(b) One report on Form 8-K dated October 10, 1997 concerning the sale of certain securities in reliance of an exemption provided by Regulation S was filed during the last quarter of the year covered by this report.



                         PETRO UNION, INC.
            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  REQUIRED BY ITEM 8 AND ITEM 14


  FINANCIAL STATEMENTS                                      PAGE


  Reports of Independent Public Accountants                  F-2

  Consolidated Balance Sheet as of December 31, 1997         F-3

  Consolidated Statements of Operations for the Two
     Years Ended December 31, 1997 and 1996                  F-4

  Consolidated Statements of Stockholders' Equity for
     the Two Years Ended December 31, 1997 and 1996          F-5

  Consolidated Statements of Cash Flows for the Two
     Years Ended December 31, 1997 and 1996                  F-6

  Notes to Consolidated Financial Statements                 F-7


  FINANCIAL STATEMENT SCHEDULES (1)


     (1) Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the consolidated financial statements or the notes thereto.

              PETRO UNION, INC., dba HORIZONTAL VENTURES, INC.
              Index to Financial Statements and Schedules
                       Required by Item 8 and Item 14








ITEM                                        PAGE


Report of Independent Certified
Public Accountants                          F-2

Consolidated Balance Sheets
as of December 31, 1997                     F-3

Consolidated Statements of
Operations For The Years
Ended December 31,1997 and 1996             F-5

Consolidated Statements of
Owners' Equity For The
Years Ended December 31,1997
and 1996                                    F-6

Consolidated Statements of
Cash Flows For The
Years Ended December 31,1997
and 1996                                    F-7

Notes to Financial Statements               F-9





     NOTE: Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such schedules is contained in the financial statements or notes thereto.

Bateman & Co., Inc.
     P.C.
Certified Public Accountants

                                    5 Briardale Court
                                    Houston, TX 77027-2904
                                    (713) 552-9800
                                    Fax (713) 552-9700
                                    www.batemanhouston.com

                  INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Petro Union, Inc., dba Horizontal Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Petro Union, Inc. (a Colorado corporation), dba Horizontal Ventures, Inc., as of December 31, 1997, and the related consolidated statements of operations, owners' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Union, Inc., dba Horizontal Ventures, Inc., as of
December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                              BATEMAN & CO., INC., P.C.

Houston, Texas
April 14, 1998
                              F - 2

     PETRO UNION, INC., dba HORIZONTAL VENTURES, INC.(Note 1)
                             Consolidated Balance Sheet
                                     December 31, 1997


                                            ASSETS

                        Current assets:
      Cash and cash equivalents                   $2,318,952
                     Time deposits and funds
      held in escrow                               1,613,695
                       Accounts receivable:
                      Trade, net of allowance
       for doubtful accounts of $74,092              17,181
        Other                                         3,433
                                                 ___________
        Total current assets                      3,953,261
                                                 ___________

              Properties and equipment, at cost,
                net of accumulated depreciation
   and depletion of $597,926                      6,794,847
                                                 ___________

                         Other assets:
                     Deposits, prepayments,
      and deferred charges                            54,514
                                                  ___________
        Total other assets                            54,514
                                                 ____________
          Total assets                           $10,802,622
                                                 ____________

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                      Current liabilities:
                   Current maturities of long
     term notes                                     $21,782
                      Accounts payable and
     accrued expenses                               271,045
     Other current liabilities                      527,500
                                                   _________
       Total current liabilities                    820,327
                                                   _________
                    Noncurrent liabilities:
                     Long term note payable,
      net of current maturities                       77,086
                                                   _________
        Total noncurrent liabilities                  77,086
                                                   _________
          Total liabilities                          897,413
                                                   _________

    Commitments and contingencies                       -

                     Stockholders' equity:
                   Common stock, no par value,
                  50,000,000 shares authorized,
     1,558,843 shares issued and outstanding     11,588,073
     Accumulated deficit                         (1,682,864)
                                                _____________
       Total owners' equity (deficit)             9,905,209
                    Total liabilities and owners'
         equity                                 $10,802,622



The accompanying notes are an integral part of these financial statements.





                                F-3

       PETRO UNION, INC., dba HORIZONTAL VENTURES, INC. (Note 1)
            Consolidated Statements of Operations
          For The Years Ended December 31, 1997 and 1996


                                Years Ended December 31,
                                1997              1996

Revenues                     $211,696           $604,475
Cost of revenues              247,979            367,419
                            ___________        __________
  Gross profit                (36,283)           237,056
                            ___________        __________

General and
administrative expenses:
  Salaries and wages          213,213            235,701
  Depreciation and
  amortization                 24,016             19,174
  Rentals                      31,262              9,891
  Taxes, other than on
  income                       16,059             21,737
  Other administrative
  expenses                    495,823            307,899
                           ____________       ____________
    Total general and
    administrative
    expenses                  780,373            594,402
                           ____________       ____________
  Loss from operations       (816,656)          (357,346)
                           ____________       ____________

Other income (expense):
  Gain (loss) on
  sale of assets              (21,062)            15,091
  Interest income              11,873                 61
  Interest expense            (25,271)           (34,939)
                           ___________        ____________
    Net other income
    (expense)                 (34,460)           (19,787)
                            __________        _____________
    Loss before taxes
    on income                (851,116)          (377,133)
Provision for
taxes on income                  -                  -
    Net loss                $(851,116)         $(377,133)
                            ===========       ==============

Loss per share
of common stock               $(1.44)          $(4.70)
                           ============       =============
The accompanying notes are an integral part of these financial statements.
                               F-5

              PETRO UNION, INC., dba HORIZONTAL VENTURES, INC. (Note 1)
                   Consolidated Statements of Owners' Equity (Deficit)
                    For The Years Ended December 31, 1997 and 1996


                           Series A                             Capital
                         Preferred       Capital In Accum-   Contributed
         Common Stock      Stock           Excess of mulated   by Limited
         Shares    Amount  Shares  Amount   Par Value  Deficit   Partners Total

Balance,
December
31, 1995 1,200   1,200     -       -         -      (454,615)   760,000  306,585

Change in
par value
from 1.00
per share
to $.01
per share              (1,188)                        1,188                    -

Stock issued
for services  2,490      25                           2,257               2,282

Partner's
capital
interest
issued for
services                                                         58,000   58,000

Net loss                                                 (377,133)     (377,133)
              _______  _______ _______ _______  _______  _________ _____________

Balance,
December 31,
1996          3,690      37     -       -      3,445  (831,748)  818,000(10,266)

Stock issued
for
services     30,000    300                                                  300

Stock issued
in exchange
for subordinated
convertible
debentures,
and net assets
of limited
partnership 725,770  7,258                   1,398,831         (818,000) 588,089

Stock issued
for cash                     3,000,000 30,000  570,000                   600,000
              _______ ______ _________  _____  _______      _______ ____ _______

Balance prior
to reverse
merger with
Petro
Union, Inc. 759,460  7,59   3,000,000 30,000 1,972,276 (831,748)  -    1,178,123

Effect of
reverse merger
with Petro
Union, Inc. 240,805 6,174,675 (3,000,000)(30,000)(1,972,276)          4,172,399

Stock issued
for cash in
Reg "S"
offerings   552,470 5,801,518                                         5,801,518

Less, Related
offering costs       (454,837)                                         (454,837)

Issuance of
stock to retire
note payable
to related
party         6,108    59,122                                             59,122

Net loss                                                    (851,116)  (851,116)
            _______ __________ __________ _______ ______    ________ ___________

Balance,
December 31,
1997      1,558,843 $11,588,073    -      $ -     $ -  $(1,682,864)$- $9,905,209
          ========= =========== ======== ======== ===================== =======



 The accompanying notes are an integral part of these financial statements.





                                      F-6
      PETRO UNION, INC., dba HORIZONTAL VENTURES, INC. (Note 1)
                 Consolidated Statements of Cash Flows
          For The Years Ended December 31, 1997 and 1996


                                     Years Ended December 31,
                                       1997            1996
                                     _________        _______

Cash flows from operating activities:
  Net (loss)                        $(851,116)      $(377,133)
  Adjustments to reconcile
  net loss to net cash provided
  (used) by operations:
     Depreciation and amortization    177,426         121,708
     (Gain) loss on sale of assets     21,062         (15,091)
     Stock and partners' capital
     interests issued
     for services                         300          60,282
     (Increase) decrease in
     accounts receivable               66,040         (35,705)
     (Increase) decrease in
     accounts receivable,
     employees                          3,953          (3,953)
     (Increase) in accounts
     receivable, related parties          -             1,200
     (Increase) in accounts
     receivable, other                 (3,433)            -
     Increase (decrease) in
     accounts payable and accrued
     expenses                         136,716         109,955
                                   _____________    __________
  Net cash (used) by
  operating activities               (449,052)       (138,737)
                                   ____________     __________

Cash flows from
investing activities:
  (Increase) in time deposits
  and funds held in escrow         (1,613,695)           -
  (Increase) in property
  and equipment                    (2,157,320)       (381,215)
  Proceeds from sale of
  property and equipment               55,181          86,672
  (Increase) decrease in
  deposits and prepayments              1,286          (8,066)
                                   ___________      ___________
  Net cash (used) by
  investing activities             (3,714,548)       (302,609)
                                    __________      ____________

Cash flows from
financing activities:
  Increase (decrease) in
  due to related parties               -              (36,785)
  Proceeds from notes payable          -              161,959
  Repayments of notes payable        (206,084)       (150,589)
  Proceeds from loan
  from related party                   59,122            -
  Increase in other current
  liabilites, incurred to
  finance acquisition of property
  and equipment                       500,000            -
  Change in customer payments
  received in advance                 (30,000)        30,000
  Proceeds from subordinated
  convertible debentures                -            433,231
  Proceeds from sale of
  stock, net of expenses            5,946,681            -
  Stock issued for net
  assets of limited
  partnership                         972,858            -
  Less, Partners' prior
  capital contributions              (818,000)           -
  Other                                51,517            -
                                  ______________   ___________
    Net cash provided by
    financing activities            6,476,094        437,816
                                  ______________   ___________
    Net increase (decrease)
    in cash and cash
    equivalents                     2,312,494         (3,530)

Cash and cash equivalents:
  Beginning of period                   6,458          9,988
                                  _____________    __________
  End of period                    $2,318,952         $6,458
                                  =============    ==========

Non-cash financing and
investing activities:
  Stock issued for services             $300          $2,282
  Partners' capital
  interests issued for
  services                             -              58,000
  Stock issued for
  subordinated convertible
  debentures                         433,231             -
  Stock issued for net
  assets of limited
  partnership                        972,858             -
  Property and equipment
  acquired by issuance of
  notes payable                      500,000          20,159
  Property and equipment
  acquired in reverse merger
  with Petro Union, Inc.,
  net of debt assumed              4,120,882

Supplementary cash flow data:
  Interest paid                      26,324           33,886
  Income taxes paid                    -                 -









The accompanying notes are an integral part of these financial statements.

      Petro Union, Inc. dba Horizontal Ventures, Inc. (Note 1)
         Notes to Consolidated Financial Statements
               December 31, 1997 and December 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of business and organization - Petro Union, Inc.
("PUI"), dba Horizontal Ventures, Inc., is engaged in
contract drilling of oil and gas wells and in development of oil and gas properties for its own account. Its executive offices are
located in New       York, New York, and it has field offices in
Tulsa, Oklahoma and Evansville, Indiana. It offers its services primarily in the western, midwestern, and southwestern United States. It has oil and gas properties in California and oil, gas, and limestone properties in the midwestern United States.

Petro Union was a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code until August 28, 1997, at which time the Bankruptcy Court approved its plan of reorganization. As a part of its plan of reorganization, PUI agreed to acquire all the outstanding stock of Horizontal Ventures, Inc. ("HVI"). The acquisition of HVI was completed on September 9, 1997, and after the acquisition, HVI shareholders owned more than 50% of the outstanding shares of PUI. Therefore, pursuant to the rules of the Securities and Exchange Commission, the transaction has been accounted for as a "reverse merger." Accordingly, the accompanying consolidated statements of operations and consolidated statements of cash flows reflect the historical operations and cash flows of HVI (including those of PUI after September 9, 1997, the effective date of the merger), whereas previous reports filed by the Company reflected operations and cash flows of PUI. Horizontal Ventures, Inc. and Petro Union, Inc. completed a statutory merger under the laws of the State of Colorado effective December 31, 1997. The name of the merged entity, Petro Union, Inc., is intended to be changed to Horizontal Ventures, Inc. when approved by shareholders.

Horizontal Ventures, Inc. (the "Company") was organized under the laws of the State of Oklahoma on September 2, 1994. It was engaged in organizational activities through the end of 1994, and commenced operations in 1995. On December 23, 1994, the Company organized an Oklahoma limited partnership, Horizontal Ventures 1995 Limited Partnership (the "Limited Partnership"), in which it was the sole general partner. The Limited Partnership commenced operations in 1995. The Company retained a 20.83% interest in the Limited Partnership for its services in forming and managing the entity, and limited partners received the remaining interests in exchange for cash contributions of $760,000. As the sole general partner, the Company maintained operational control over the activities of the Limited Partnership. As indicated below, the Limited Partnership was merged into the Company effective January 1, 1997 in an exchange of Company stock for the limited
                           F-9
partners' interests, which was accounted for using the companies' historical accounting bases, similar to pooling of interests accounting.

Basis of presentation - The accounting and reporting policies of the Company conform to generally accepted accounting principles.

Principles of combination - Pursuant to guidance contained in Statement of Position Number 78-9 issued by the Accounting Standards Division of the American Institute of Certified Public Accountants, the Limited Partnership is considered to be a wholly-owned subsidiary of the Company for 1995 and 1996, the periods during which it existed. Accordingly, the financial statements for December 31, 1996 include the accounts and transactions of the Company and the Limited Partnership. As indicated below, the Limited Partnership was merged into the Company effective January 1, 1997, and its assets and liabilities are thereafter included in the Company's accounts, using their historical bases similar to pooling of interests accounting. The consolidated financial statements also include the accounts and transactions of Calox, Inc. a subsidiary of Petro Union, whose principal asset is nonproducing limestone reserves, and HVI Cat Canyon, Inc. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Fair value of financial instruments and derivative financial instruments - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and notes payable, approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and , therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At June 30, 1997 and December 31, 1996, the Company had no derivative financial instruments.

Accounts receivable - The Company provides an allowance for uncollectible receivables when it is determined that collection is doubtful. Substantially all of the Company's trade receivables are from its directional drilling services.

Concentrations of credit risk - Substantially all of the Company's accounts receivable are from companies engaged in the oil and gas business, and concentrated in the Southwestern United States. Generally, the Company does not require collateral for its accounts receivable. The Company has performed services for only a limited number of customers each period; therefore, each customer may be considered a major customer.

Properties and equipment - Properties and equipment are stated at cost. The Company follows the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development partnerships, if any, will be credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized. The Company's properties are all onshore, and the Company expects that the salvage value of the tangible equipment offsets any site restoration and dismantlement and abandonment costs.

The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, The Company computes the provision by multiplying the total unamortized costs of oil and gas properties
- including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties - by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. The Company currently has production in the United States only. The cost of unproved properties not being amortized is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulated in the Company's international initiatives will not result in the addition of proved reserves, any impairment would be charged to income upon such determination.

At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation"). This calculation is done on a country by country basis for those countries with proved reserves. Currently the Company has proved reserves in the United States only.

The calculation of the Ceiling Limitation and provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered.

Depreciation for all other property and equipment is provided over estimated useful lives using the straight line method of depreciation for financial reporting purposes and the accelerated cost recovery system for income tax purposes. Renewals and betterments are capitalized when incurred. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense.

The Company's investment in limestone reserves will be amortized on a unit-of-production basis as the reserves are mined and produced. Since the acquisition of the limestone reserves in 1993, there has been no development or production of these
properties.   Management has determined that there is no
impairment in value of the reserves at December 31, 1997.

License agreements and organization expenses - The Company has acquired certain licenses for the use of horizontal drilling technology developed by Amoco Corporation. License agreements and organization expenses are amortized over a fifteen and five year life respectively using the straight line method of amortization. Amortization charged to operations was $16,593
(1997),  and $16,510 (1996).

Environmental expenditures - If and when remediation of a property is probable and the related costs can be reasonably estimated, the environmentally-related remediation costs will be expensed and recorded as liabilities. If recoveries of environmental costs from third parties are probable, a receivable will be recorded. Management is not currently aware of any required remediation.

Revenue recognition - For financial reporting purposes, revenues from drilling operations are recognized in the accounting period which corresponds with the performance of the service to the customer. Revenue from oil and gas production is recognized in the period in which the product is sold. The related costs and expenses are recognized when incurred.

Federal income tax - The Company follows SFAS No. 109, "Accounting for Income Taxes", which accounts for income taxes using the liability method. Under SFAS No. 109, deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations. The primary differences between financial reporting and tax reporting relate to the availability of a net operating loss carryover, the use of accelerated methods of depreciation for income tax purposes, and the taxation of the Limited Partnership's operations to its individual partners.


NOTE 2 - MERGER OF PETRO UNION, INC. AND HORIZONTAL VENTURES,
INC.:
On June 13, 1997, Horizontal Ventures, Inc. and Petro Union, Inc. entered into an agreement under which all of the outstanding common and preferred shares of HVI would be acquired by Petro Union. Petro Union was also engaged in performing contract drilling services using the licensed Amoco technology, and its stock had been listed on the NASDAQ SmallCap Market. Petro Union was subject to supervision in the U.S. Bankruptcy Court for the Southern District of Indiana under Chapter 11 of the U.S. Bankruptcy Code, and the agreement with HVI was part of Petro Union's Plan of Reorganization. On August 28, 1997, the Bankruptcy Court approved the Plan, the principal points of which are as follows:

- The par value of Petro Union stock was converted from $.125 par value to no par value.

- All secured debt was paid according to the terms previously contracted for.
- Unsecured creditors in class C-1 received 20,000 shares of new Petro Union no par value stock in satisfaction of their claims, and unsecured creditors in class C-2 received 80,000 shares of new Petro Union no par value stock in satisfaction of their claims.
- The priority post-petition promissory note of Pembrooke Holding Co., in the amount of $150,000 was paid with $100,000 in cash and the issuance of 49,999 shares of new Petro Union no par value stock valued at $50,000.
- Existing shareholders of Petro Union received new Petro Union no par value stock in the ratio of 1 new share for each 220 shares of old stock.
-Randeep C. Grewal, CEO of Horizontal Ventures, Inc. and Richard
D. Wedel, President of Petro Union received 70,000 shares each of new Petro Union no par value stock valued at $20,000 each, or $40,000 in total.
- International Publishing Holding, S.A. ("IPH"), a Luxembourg societe anonyme, loaned $200,000 to Petro Union secured by 50% interest in its nonproducing limestone reserves; the loan was then be converted into 40,000 shares of new Petro Union no par value stock.
- Petro Union issued 590,000 shares of new no par value stock for all the outstanding common and preferred stock of Horizontal Ventures, Inc.

After the Plan was consummated on September 9, 1997, Horizontal
Ventures' shareholders owned approximately 63% of the new Petro
Union no par value stock.

Pro-forma summary statements of operations, combining Petro
Union, Inc., and Horizontal Ventures, Inc., are as follows, assuming the merger had occurred January 1, 1996:

                            Year Ended December 31, 1997
                 Petro
                       Union,
                       Inc.         Petro Union,  Pro-Forma
                     (January 1     Inc., dba
                     through        Horizontal
                     September,     Ventures,
                     9, 1997        Inc.
                   ______________ _____________ __________

Revenues             $311,798       $211,696     $523,494
Cost of revenues      237,801        247,979      485,780
                    __________      _________    _________
  Gross profit         73,997        (36,283)      37,714

General and
administrative
expenses              264,550        780,373    1,044,923
                     __________    _________    __________
  (Loss) from
  operations         (190,553)      (816,656)  (1,007,209)
Other income
(expense)              (7,933)       (34,460)     (42,393)
                     __________    __________   ___________
  (Loss) before
  tax                (198,486)      (851,116)  (1,049,602)
Provision for
taxes                    -             -            -
                     __________    _________    __________
  Net (loss)        ($198,486)     ($851,116) ($1,049,602)
                    ===========    ==========   ==========

                           Year Ended December 31, 1996
                     Petro         Horizontal
                     Union,        Ventures,
                     Inc.            Inc.         Pro-Forma
                   _________     ___________    ___________

Revenues             $403,968      $604,475    $1,008,443
Cost of revenues      239,008       367,419       606,427
                  ___________   ___________   ___________
  Gross profit        164,960       237,056       402,016

General and
administrative
expenses             354,299        594,402       948,701
                 ____________   ____________ ____________
  (Loss) from
  operations        (189,339)      (357,346)     (546,685)
Other income
(expense)            (81,462)       (19,787)     (101,249)
                 ____________   _____________ ____________
  (Loss) from
  continuing
  operations
  before tax        (270,801)      (377,133)     (647,934)
Provision for
taxes                  -              -             -
                  __________    _____________ ____________
  Net (loss)
  from
  continuing
  operations       (270,801)       (377,133)     (647,934)
                  __________    _____________ ____________
Loss from
discontinued
operations      (24,092,791)          -       (24,092,791)
                 ___________    _____________ _____________
  Net (loss)   ($24,363,592)      ($377,133) ($24,740,725)
                ============    ============= =============

NOTE 3 - ACQUISITION OF HORIZONTAL VENTURES 1995 LIMITED PARTNERSHIP AND RETIREMENT OF SUBORDINATED CONVERTIBLE
DEBENTURES:
In December, 1994, the Company organized a limited partnership, Horizontal Ventures 1995 Limited Partnership, in which the Company was the sole general partner, retaining an interest of 20.83% for its services in organizing the Limited Partnership. Limited partners contributed $760,000 in 1995 for the limited partners' interests. The Limited Partnership commenced operations in 1995. In 1996, one of the limited partners performed services for the Company and the Limited Partnership, and was given credit for an additional capital contribution of $58,000 for such services.

Substantially all drilling operations of the combined entities were conducted through the Limited Partnership, while the Company's role was to manage the Limited Partnership and perform administrative functions. Due to the Company's control over the Limited Partnership, the Limited Partnership is deemed to be a subsidiary of the company for the purposes of financial reporting.

On October 4, 1996, the then six limited partners, along with an officer and shareholder of the Company, loaned the Company $433,231, evidenced by subordinated convertible debentures. The debentures bore a stated interest rate of 30% per annum, were unsecured, and were due October 4, 1999. The holders had the right to convert the debentures into shares of the Company's common stock within thirty days of maturity at the rate of 1 share of stock for each $1.00 of debt.

The Company issued 2,280 shares of its common stock to the six limited partners as partial consideration for making the loans.
The transaction was valued at $1 per share, or $2,280.

By agreement with the limited partners, the interest on the debentures was waived by the limited partners. Accordingly no interest was accrued and none is reflected in the accompanying financial statements.

In early 1997, one of the limited partners, International Publishing Holding, S.A. ("IPH"), a Luxembourg societe anonyme, acquired all of the limited partners' interests and all of the debentures from the other limited partners and debenture holders. Then, effective January 1, 1997, the Company issued 725,770 shares of its common stock to IPH in exchange for the net assets of the Limited Partnership and in exchange for cancellation of the subordinated convertible debentures, and the Limited Partnership was merged into the Company using the companies' historical accounting bases similar to pooling of interests accounting.

The net loss of the respective entities for the years ended
December 31, 1996 and 1995 were as follows:

                                1996             1995
                               _______         ________
Horizontal Ventures, Inc.   ($123,371)         ($53,601)
Horizontal Ventures
1995 Limited Partnership     (320,887)         (473,879)
                            ___________      ____________
  Subtotal                   (444,258)         (527,480)
Less, Horizontal
Ventures, Inc.'s
share of partnership
loss, eliminated in
consolidation                  67,125           104,696
                            ___________      _____________
  Net loss                  ($377,133)        ($422,784)
                            ===========      =============

NOTE 4 - PROPERTY AND EQUIPMENT:
A summary of the Company's property and equipment is as follows:

                           December 31,     December 31,
                                  1997             1996
                          ______________   _____________
Proved oil and gas
properties:
  Leasehold costs            $2,034,190       $  -
  Intangible
  development costs             132,564          -
  Lease and well
  equipment                     133,675          -
  Storage facilities
  and gathering
  systems                      62,908            -
                          ______________   ____________
    Total                   2,363,337            -
Nonproducing
limestone reserves          3,500,000            -
                           ____________    ____________
    Total mineral
    interests               5,863,337            -
Land and buildings            135,826         85,814
Drilling equipment          1,183,546        638,382
Transportation equipment      162,111        135,442
Office and computer
equipment                      47,953         17,434
                           ___________     ____________
  Subtotal                  7,392,773        877,072
Less, Accumulated
depreciation                  597,926        142,418
                           __________      ___________
  Net property
  and equipment            $6,794,847       $734,654
                           ==========      ===========

Depreciation charged against income was $160,833 (1997), and $105,198 (1996).

In the fourth quarter of 1997, HVI Cat Canyon, Inc., a subsidiary of the Company, acquired certain proven oil and gas properties located in California, known as the Cat Canyon properties. Total consideration was $1,650,000, payable $900,000 in cash at closing and and additional $250,000 for each of three wells to be drilled into the Sisquoc formation on the property. At December 31, 1997, one of the wells had been drilled and completed, and the first installment of $250,000 had been paid. A second well had been commenced, but not completed until early 1998. The third well was completed in early 1998, and the remaining balance of $500,000 was paid; the accrued balance of $500,000 is included in other current liabilities on the accompanying balance sheet. All three wells have been placed on production in 1998, and additional drilling on the property is expected throughout 1998.

In November and December, 1997, the Company drilled, but did not place on production, a horizontal well on its Hayes lease in Illinois.


NOTE 5 - COMMITMENTS AND CONTINGENCIES:
The Company is obligated on an operating lease for office space requiring rentals of $1,106 per month, and expiring in April, 2000. The Company has an option to renew the lease for an additional one year period at the market rate. Aggregate commitments under the lease at December 31, 1997 were as follows:

                                          Amount
Year ending December 31:
   1998                                   $13,272
   1999                                   13,272
   2000                                    4,424
                                         _________
    Total                                $30,968


Rent expense included in the accompanying statements of
operations was $31,262 (1997), and $9,891 (1996).   The Company
also occupies offices under a month to month lease requiring monthly rentals approximating $2,000.

In October 1994, the Company licensed certain directional drilling technology from Amoco Corporation, a major oil corporation. The license requires minimum annual payments of $15,000 per year or $1,500 per well drilled under the license, whichever is greater, and the amounts are adjusted periodically for inflation. The minimum amount had been adjusted to $1,630 effective January 1, 1996 and $1,639 effective January 1, 1997. The Company incurred license payments approximating $20,000 for the year ended December 31, 1997, and $19,900 for 1996.
Quarterly settlements are required under the license, and Amoco has the right to terminate the license for non-payment. If Amoco were to terminate the Company's license, it could have an adverse affect on the Company's operations.
NOTE 6 - FEDERAL INCOME TAXES:
The Limited Partnership filed a U.S. Partnership Income Tax Return for the years ended December 31, 1996 and 1995. Accordingly, its income (loss) was taxable to (deductible by) the limited partners. Petro Union and HVI will file a consolidated U.S. Corporation Income Tax Return for calendar year 1997, as a result of their merger.

A summary of the principal differences between book and taxable income is as follows:

                                   Taxed To
                        _________________________________
                         Limited       The
                 Partners    Company
                                                   Total
                        __________   _________    ________
Year ended
December 31, 1997:
Net (loss) of HVI           -       ($851,116)   ($851,116)
Net (loss) of
Petro Union                          (198,486)    (198,486)
                                   ___________   __________
  Combined                         (1,049,602)  (1,049,602)
                                   ===========   ==========
  Rounded to                       (1,050,000)  (1,050,000)
Permanent differences                   6,600        6,600
Timing differences:
  Depreciation                       (60,000)      (60,000)
  Net operating loss
  carryover                      (36,900,000)  (36,900,000)
                       ______   ______________ ____________
  Taxable (loss)          -     ($38,003,400) ($38,003,400)
                       ======   ============== ============


Calendar year 1996:
Net (loss) -
see Note 2          ($253,762)     ($123,371)    ($377,133)
Permanent
differences             3,747          1,793         5,540
Timing differences:
  Depreciation        (60,944)       (16,038)      (76,982)
  Net operating
  loss carryover         -           (89,548)      (89,548)
                    __________   ____________   ___________
  Taxable (loss)    ($310,959)     ($227,164)    ($538,123)
                    ==========   ============= ============

The Company follows SFAS No. 109, "Accounting for Income Taxes" in accounting for deferred Federal income taxes. Pursuant to the requirements of SFAS No. 109, the Company has recorded deferred tax assets and liabilities, using an expected tax rate of 35%, as follows:

                            December 31,    December 31,
                                   1997            1996
                            ____________    ___________
Deferred tax asset
(liability) attributable
to:
  Net operating loss
  carryover                 $13,300,000       $79,500
  Accumulated
  depreciation                  (96,000)       (7,700)
                            ____________     _________
    Subtotal                 13,204,000        71,800
Less, Valuation
allowance                   (13,204,000)      (71,800)
                            ____________     _________
  Net deferred tax asset      $  -            $  -
                            ============     =========

As indicated above, a significant net operating loss carryover has been incurred in prior years, primarily by Petro Union. Management has not yet determined the extent to which the net operating loss will be limited, if any, as a result of the merger. The net operating loss expires, if unused, as follows:

     Expires in:         Amount
        2007            $214,000
        2008           7,236,400
        2009           4,551,900
        2010             510,700
        2011          24,437,600
        2012           1,103,400
                      ___________
       Total        $38,054,000
                   =============

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Accounts payable and accrued expenses consist of the following:

                            December 31,    December 31,
                                   1997            1996
                           _____________    ___________
Accounts payable, trade        $265,862       $123,604
Accrued royalty payable,
Amoco Corporation                 -             19,900
Other accruals and
payables                          5,183         18,325
                              __________      _________
  Total                        $271,045       $161,829
                              ==========      =========


NOTE 8 - NOTES PAYABLE:
Details of long term notes payable are as follows:

                           December 31,     December 31,
                                  1997             1996
                           ____________    _____________
Note to investment
company dated June 9,
1995, payable $1,006
monthly including
10.50% interest,
due in June, 2005,
collateralized by land
and building costing
$85,814                      $62,489          $67,700
Note to bank dated
February 28, 1995,
payable $549 monthly
including 9.99% interest,
due in March 2000,
collateralized by
vehicle costing $25,757      13,305           18,500
Note to bank dated
October 18, 1996,
payable $456 monthly
including 12.50% interest,
due in November 2001,
collateralized by vehicle
costing $36,830               6,198           19,917
Note to bank dated
July 30, 1996, payable
$4,000 monthly plus 12%
interest, due in July,
1997,collateralized by
all remaining equipment         -             54,280
Note to bank dated
February 28, 1995,
payable $400 monthly
including 9.99% interest,
due in March 2000 but
paid in April 1997,
collateralized by
vehicle costing $18,741
which was disposed of in
April 1997                      -           13,468
Note to automobile
finance company dated
April 21, 1995,
payable $673 monthly
including 16.2% imputed
interest, due in
April, 2000,
collateralized by
vehicle costing $27,410      16,876
                           _________     _____________
    Total                    98,868        173,865
Less, Amount due
within one year             (21,782)       (65,663)
                           _________     _____________
    Net long term
    portion                 $77,086       $108,202
                           =========     =============
Maturities of long term notes are as follows:

                            December          December
Due during year                  31,               31,
ending December 31:            1997              1996
                            ___________     ___________
     1998                     $22,253        $25,160
     1999                      20,741         20,995
     2000                      12,724         14,187
     2001                       7,917         12,627
Thereafter                     35,233         35,233
                            ___________    ____________
    Total                     $98,868       $173,865
                            ===========    ============

NOTE 9  - LITIGATION:
At December 31, 1997, the Company was the plaintiff in a lawsuit against David J. LaPrade, a shareholder, former officer and director, and an organizer of the Company, and Mr. LaPrade's current employer. The Company seeks to recover losses from alleged breach of fiduciary duty, misappropriating confidential information and property of the Company, using it in unfair competition with the Company, interfering with the Company's existing and prospective relationships with its customers, interfering with the Company's relationships with its employees,
and conversion of Company property.   Mr. LaPrade has made
counterclaims against the Company for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount. Management believes that its claims against Mr. LaPrade will be successful and that it will recover damages; moreover, management believes that Mr. LaPrade's counterclaim will not result in a material
liability to the company.   The accompanying financial statements
do not include provision for any loss which might result from Mr. LaPrade's counterclaim, nor do they include any asset that might result from the Company's claims against Mr. LaPrade.

Also at December 31, 1997, the Company was a defendant in a lawsuit by Dr. Warren G. Gwartney to collect for sums due on a promissory note in the original principal amount of $50,000 entered into individually by Mr. LaPrade and another former officer and employee, A.B.C. Paulsen. The lawsuit seeks repayment of the $25,000 balance due on the note, plus interest at 9-3/4% from October 28, 1996, costs and attorney fees. During the first quarter of 1998, the Company settled the lawsuit by the payment of $25,000, which has been accrued at December 31, 1997 and included among Other current liabilities in the accompanying balance sheet.

At December, 1997, the Company had trade accounts receivable approximating $74,000 from several debtors, some of whom have refused to pay. Although no lawsuits have been filed to collect these debts, management is currently continuing to have discussions with the debtors in an effort to resolve any disputes and collect the amounts due. In one case, the Company has a lien against an oil and gas property, and in another it has received a written promise to pay the amount due. If continuing efforts are unsuccessful, the Company intends to pursue its claims through other legal actions, and believes it will be successful. An allowance for doubtful accounts of $74,092 has been provided for any uncollectible amounts, and management believes it will be adequate to absorb any losses.


NOTE 10 - RELATED PARTY TRANSACTIONS:
From time to time, certain officers, directors, or limited partners have loaned funds to the Company. At December 31, 1997, the Company was indebted to related parties as follows:

                                          December
                                          31, 1997
                                        _____________
Advance from shareholder
and former President,
not evidenced by a promissory
note, unsecured, currently due              $2,500
                                        ============

The Company has an agreement with Grupo de Creacion, Ltd. ("GDC"), a Gibraltar corporation and a shareholder of the Company, for financial consulting services. Pursuant to the agreement, GDC assisted the Company in arranging three "Reg S" securities offerings during 1997, resulting in proceeds of approximately $5,800,000 for the sale of Company stock. As compensation, GDC receives a negotiated commission of not less than 7% of any financing up to $10 million, and reduced percentages over that amount; in addition, it receives an overriding royalty of 2% of all oil and gas production received by the Company during the term of the agreement. The agreement expires December 31, 2004. GDC received commissions of approximately $337,400 for completed financings in 1997, and overriding royalty approximating $500.

The Company's Chairman and CEO also receives an overriding royalty of 2% of all oil and gas production received by the Company during the term of his employment.

On March 12, 1998, an officer of the Company resigned and entered into an agreement providing for certain severance benefits and mutual covenants. The Company agreed to pay the former officer a severance payment of $50,000, and agreed to loan him $100,000 at prime, payable in full in six months, secured by stock in the Company.

NOTE 11 - ADVERTISING:
The Company expense the production costs of advertising the first time the advertising takes place. The Company has not engaged in direct response advertising through December 31, 1997. There was no prepaid advertising reported as assets at December 31, 1997 or 1996. Advertising expense approximated $4,100 (1997), and $7,900
(1996).


NOTE 12 - YEAR 2000 COMPUTER COSTS:
The Company does not utilize any proprietary computer software. Instead, it uses commercially available software programs from vendors such as Microsoft Corporation and Peachtree. The Company has been advised that the software it uses is Year 2000 compliant. Accordingly, it does not expect to incur significant expense in converting software to be Year 2000 compliant.

NOTE 13 - STOCK OPTIONS AND WARRANTS:
On September 9, 1997, the Company's Chairman and CEO was granted options to purchase an aggregate of 150,000 shares of the Company's no par value common stock at an option price of $5 per share, exercisable at the rate of 30,000 shares per year, with the first such installment becoming exercisable September 9, 1998, and an additional 30,000 share on each succeeding September 9 thereafter. A similar option was granted the Company's President, but the option lapsed upon his resignation in 1998.
No compensation expense was recorded in connection with the granting of these options. A summary of the outstanding options follows:


                                                 Weighted
                                                 Average
                                                 Exercise
                                    Shares       Price
                                   __________   _________
Options outstanding,
January 1, 1997                        -
Options granted                     300,000        $5.00
Options terminated                     -
Options exercised                      -
                                  -----------
Options outstanding,
December 31, 1997                   300,000         5.00


The Company also granted warrants to purchase common stock to the purchasers of shares from one of the 1997 "Reg S" offerings. A summary is as follows:



Date Granted     Number of   Option  Effective  Expiration
                 Shares       Price   Date        Date
_________________________________________________________
September 29,   127,750     $15.00  January 1,  December
        1997                              1998   31, 1998

NOTE 14 - TIME DEPOSITS AND FUNDS HELD IN ESCROW AND RESTRICTED
CASH:
Time deposits and funds held in escrow consisted of the following:

                                         December 31,
                                                1997
                                       ______________
Time deposit, 5%, matures
June, 1998                                 $100,000
Time deposit, 4.28 %,
matures May, 1998                            32,178
Funds held by escrow
agent for partially
closed "Reg S" offering,
completed in January, 1998                  981,517
Funds held by escrow agent
for balance due
on purchase of Cat Canyon
leases                                     500,000
                                     ________________
  Total                                 $1,613,696



In the ordinary course of business, the Company has to occasionally place funds in certificates of deposit and pledge these certificates to various third parties to guarantee the Company's performance pursuant to various contracts. As of December 31, 1997, a certificate of deposit in the amount of $32,178 was pledged or otherwise restricted.


NOTE 15 - EARNINGS PER SHARE:
The Company has adopted Statement of Financial Accounting Standards number 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. Basic income per share has been computed using the weighted average number of common shares outstanding during the respective periods. Basic income per share has been retroactively restated in all periods presented to give recognition to the adoption of Statement number 128. In computing average outstanding shares, the Company has converted Horizontal Ventures shares outstanding prior to the merger to equivalent Petro Union shares on a prorata basis. The Statement provides that diluted earnings per share be computed by considering the effect of outstanding options and warrants. However, it further provides that diluted earnings per share is the same as basic earnings per share in instances where a loss from continuing operations has been incurred.
Accordingly, diluted earnings per share has not been presented.

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

The Company acquired its limestone reserves in July, 1992 through the acquisition of Calox, Inc. The Company has not commenced production and development activities on these acquired reserves. The following summarizes activity related to these reserves:

                        LIMESTONE              OIL
                         RESERVES           RESERVES
                     _________________   ______________
Capitalized costs:
  Proved reserves        $3,500,000       $1,963,337
  Unproved reserves                          400,000
                      _____________     _____________
                         3,500,000         2,363,337
Less,
Accumulated
depreciation,
depletion and
amortization                  -             (57,598)
                        ____________      ____________
   Balance,
   December 31, 1997   $ 3,500,000       $2,305,739
                        ============      ============


                         LIMESTONE           OIL
                         RESERVES          RESERVES
                           (TONS)          ( BBLS)
                      _____________     ______________
Proved reserves,
December 31, 1995        73,458,000        1,827,000
Production                  -                   (615)
Change in Estimates         -                  -
                       _____________    _____________
Proved reserves,
December 31, 1996        73,458,000        1,826,385

Purchases of
minerals in place           -                728,734
Production                  -                 (2,112)
                       ____________     _______________
Proved reserves,
December 31, 1997        73,458,000        2,553,007
                       ============     ===============

Proved developed reserves:
  December 31, 1996         -                 94,287
  December 31, 1997         -                231,758


The accompanying table reflects the standardized measure of discounted future net cash flows relating to the Company's interests in proved reserves:


                                              OIL AND
December 31, 1996:             LIMESTONE       GAS
                             ____________   __________
Future cash inflows          $367,290,000  $32,874,000

Future costs:
  Development                 (18,000,000)  (3,000,000)
  Production                 (202,374,000) (21,003,000)
                             ____________   ___________
Future net cash flows
before income taxes           146,916,000    8,871,000
Future income taxes           (44,075,000)  (2,600,000)
                             ____________   ____________
Future net cash flows
after income taxes            102,841,000    6,271,000
Discount at 10% per annum     (77,699,000)  (2,400,000)
                             ____________ ______________
Standard measure of
discounted future net
cash flows                   $25,142,000    $3,871,000
                             ============= ==============


                                              OIL AND
December 31, 1996:             LIMESTONE       GAS
                             ____________   __________

Future cash inflows         $367,290,000   $40,103,600

Future costs:
  Development                (18,000,000)   (5,281,800)
  Production                (202,374,000)  (23,805,600)
                            _____________ _______________
Future net cash
flows before income
taxes                        146,916,000    11,016,200
Future income taxes          (44,075,000)   (3,304,800)
                            _____________ ______________
Future net cash
flows after income
taxes                        102,841,000     7,711,400
Discount at 10%
per annum                    (77,699,000)   (2,400,000)
                           _____________ ________________
Standard measure of
discounted future
net cash flows               $25,142,000    $4,610,300
                           ============= ===============

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


                              PETRO UNION, INC. dba HORIZONTAL
                              VENTURES, INC.


Dated: April 15, 1998     By: /s/ Randeep S. Grewal,



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Capacity                  Date


/s/ Randeep S. Grewal
______________________
Randeep S. Grewal            Chief Executive          4/15, 1998
                                                 Officer, Chief
                             Financial Officer,
                             Chief Accounting
                             Officer and Director
/s/ Donald A. Christensen
______________________
Donald A. Christensen        Director                 4/15, 1998

/s/ Jan F. Holtrop
______________________
Jan F. Holtrop               Director                 4/15, 1998

/s/ Dirk Van Keulen
______________________
Dirk Van Keulen              Director                 4/15, 1998