Form 10QSB
period 1998-03-31
PETRO UNION INC
filed 1998-05-15
CIK 840402

FORM 10-QSB

                U.S. Securities And Exchange Commission
                       Washington, D.C. 20549

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

Title of Each Class                 Outstanding at May 15, 1998
Common Stock, no par value          1,558,843 shares

     Transitional Small Business Disclosure Format (check one):
Yes          No   X


                TABLE OF CONTENTS

             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 1998
               (Unaudited)


Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)


Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 1998 and 1997 (Unaudited)

Notes to Unaudited Consolidated Financial Statements,
March 31, 1998 and 1997 (Unaudited)

Item 2.  Management's Discussion and Analysis.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE



                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

           PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.
                       CONSOLIDATED BALANCE SHEETS
                    March 31, 1998 (UNAUDITED)

                               ASSETS

                                                March 31, 1998
                                                  (Unaudited)


CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                     $2,519,762
  TIME DEPOSITS AND FUNDS
    HELD IN ESCROW                                   -
  ACCOUNTS RECEIVABLE:
    TRADE NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF
    $74,092                                         19,307
 OTHER                                               -
                                               _______________
 TOTAL CURRENT ASSETS                            2,539,068
                                               _______________
PROPERTIES AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED
  DEPRECIATION OF $636,794                       7,165,815
                                               _______________

  OTHER ASSETS
   DEPOSITS, PREPAYMENTS, AND
     DEFERRED CHARGES                               56,713
                                               _______________
   TOTAL OTHER ASSETS                               56,713
                                               _______________
       TOTAL ASSETS                             $9,761,596
                                              ================

                   LIABILITIES AND OWNERS' EQUITY (DEFICIT)

LIABILITIES:

CURRENT LIABILITIES:
  SHORT TERM NOTES PAYABLE                     $     -
  CURRENT MATURITIES OF
    LONG TERM NOTES                                 21,782
  ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                55,311
  OTHER CURRENT LIABILITIES                          -
 CUSTOMER PAYMENTS RECEIVED IN ADVANCE               -
                                              ________________
TOTAL CURRENT LIABILITIES                           77,093
                                              ________________

NONCURRENT LIABILITIES:
LONG TERM NOTES PAYABLE, NET
  OF CURRENT MATURITIES                             53,151
                                             ________________


TOTAL NONCURRENT LIABILITIES                        53,151
                                             _________________

TOTAL LIABILITIES                                  130,245
                                             _________________

COMMITMENTS AND CONTINGENCIES                         -

OWNERS' EQUITY (DEFICIT):
  COMMON STOCK, NO PAR VALUE,
  50,000,000 SHARES AUTHORIZED,
  1,558,843 SHARES ISSUED AND
  OUTSTANDING                                   11,672,519
 CAPITAL IN EXCESS OF PAR VALUE
  ACCUMULATED DEFICIT                           (2,041,168)
                                            ________________

  TOTAL OWNERS'
    EQUITY (DEFICIT)                             9,631,352
                                            _________________
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                         $9,761,596
                                            ==================


The accompanying notes are an integral part of these statements.


           PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED MARCH 31,1998 AND 1997
                         (UNAUDITED)

<CAPTON>
                            THREE MONTHS
                          ENDED MARCH 31
                               1998                1997
REVENUE                        34,689             103,318

COST OF REVENUE                34,172              75,900

GROSS PROFIT                      516              27,418

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                     393,415             113,089

INCOME (LOSS) FROM
 OPERATIONS                  (392,899)            (85,671)

OTHER INCOME
(EXPENSES)                     34,594               7,844

INCOME (LOSS)
 BEFORE TAXES ON
 INCOME                      (358,304)            (77,827)

PROVISION FOR INCOME
 TAXES                           -                    -

NET INCOME
 (LOSS)                      (358,304)            (77,827)

NET EARNINGS
 (LOSS) PER
 COMMON SHARE                  $(0.23)             $(0.10)

AVERAGE SHARES
 OUTSTANDING USED
 FOR COMPUTATION OF
 EARNINGS (LOSS)
 PER SHARE                   1,558,843            759,460


The accompanying notes are an integral part of these statements.


           PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (UNAUDITED)

                                      THREE MONTHS ENDED
                                         MARCH 31,
                                           1998            1997

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  NET (LOSS)                         (358,304)        (77,827)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO CASH PROVIDED (USED)
  BY OPERATIONS:
    DEPRECIATION, DEPLETION
      AND AMORTIZATION                 38,868          53,418
    CHANGE IN ACCOUNTS RECEIVABLE         377         (47,356)
    CHANGE IN INTERESTS
      RECEIVABLE                        3,271
    CHANGE IN PAYMENT IN ADVANCE       (2,341)           -
    CHANGE IN ACCOUNTS PAYABLE       (218,233)         52,114
    CHANGE IN OTHER LIABILITIES      (525,000)         39,507
NET CASH (USED) BY
  OPERATING ACTIVITIES             (1,061,361)         19,856

CASH FLOWS FROM INVESTING ACTIVITIES:
 (INCREASE) IN PROPERTY AND
    EQUIPMENT                        (409,836)         81,249
  INCREASE IN DEPOSITS                 (2,200)           -

NET CASH (USED) BY
 INVESTING ACTIVITIES                (412,036)         81,249

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM CAPITAL
    STOCK COMMON                      84,446            -
  REPAYMENT OF NOTES PAYABLE         (23,934)        (79,107)

    NET CASH PROVIDED BY
      FINANCING ACTIVITIES            60,512         (79,107)

    NET INCREASE (DECREASE)
      IN CASH AND CASH
      EQUIVALENTS                 (1,412,886)         21,998

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD              3,932,647           6,458
  END OF PERIOD                    2,519,761          28,456

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS             (1,412,886)         21,998


The accompanying notes are an integral part of these statements.


         PETRO UNION, INC. dba HORIZONTAL VENTURES, INC.
       Notes to Unaudited Consolidated Financial Statements
                   March 31, 1998 and 1997
                           (Unaudited)


NOTE 1 - THE COMPANY:
Petro Union, Inc., dba Horizontal Ventures, Inc., is engaged in thedevelopment of oil and gas properties for its own account and the contract drilling of oil and gas wells. The Company intends to officially change its name to Horizontal Ventures, Inc. when approved by shareholders at its next shareholders meeting.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation - The consolidated financial statements include the accounts of Petro Union, Inc., and its wholly owned subsidiaries, Horizontal Ventures, Inc. and Calox, Inc. All significant intercompany accounts and transactions have been eliminated.

The results for the interim periods are not indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary (which are of a normal recurring nature) for a fair presentation of the Company's financial position as of March 31, 1998, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997.

The financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein should be read in conjunction with the financial statements for the year ended December 31, 1997 included in the Company's 1997 Form 10-KSB.

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

Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

Earnings per share - Earnings per share have been calculated based on 1,558,843 Shares, the average number of shares outstanding during the first quarter of 1998.

NOTE 3 - CONTINGENCIES:

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


                       PART I (CONTINUED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

Overview

The Company's final accounting of the bankruptcy case was accepted and case closed by the Southern District Court of Indiana on March 26th, 1998. This marked the end of almost a year of re-structuring by the Company. Management spent considerable amount of its time in this process and intends to now focus on implementing its business strategy hereon.

The results of the first quarter, as planned, relate to the Company's internal drilling program in California and thus reflect the investment phase. The Company drilled three horizontal wells namely, UCB-09, UCB-38 and UCB-28. Each well was drilled successfully utilizing the Company's Short radius technology and resulted in a 47 ft radius with a 435 ft lateral on UCB-09, a 60ft radius with a 414 ft lateral on UCB-38 and a 50ft radius with a 252ft lateral on UCB-28. In view of the Company's long-term strategy and the known sand problem in the Cat Canyon basin, the Company completed each well with a different technique to establish the standard. UCB-09 was completed with a standard Ace down-hole pump and a KD system; UCB-38 with a KUDU pump while UCB-28 was completed with a Ace Teflon-Luber Plunger down-hole pump. Each of the wells kick-off point (KOP) was at a depth of 2940-3000 ft.

The variances in the completions proved to be extremely successful as the Company attained direct experience on the production capability from each of the techniques. UCB-09 production stabilized at 20 BOPD, UCB-38 got sanded up following few weeks of production while UCB-28 produces a net of 65 BOPD. Each of these wells were re-entries into an abandoned well bore in the Sisquoc formation which is one of the two pay zones within the Company's lease in the Cat Canyon basin. Following this successful drilling operation and completion technique definition, the Company will resume its drilling program early in the fourth quarter to achieve its 500 BOPD objective by year-end.

The sharp decline (40%) in the oil prices during the first quarter had a negative effect on the revenues. As the Company's stabilized lifting costs are under $4 per barrel the Cat Canyon operation continues to be profitable.

The Company re-organized its management team at the end of the quarter to better poise itself in implementing its two-prong (exploitation and contract drilling) business strategy. The Evansville offices were closed in late April and all operations are now based in Tulsa in an effort to G&A and consolidate operations. A full-time marketing professional with extensive sales experience within the oil service industry was added in April to focus on re-starting the horizontal drilling contract services that had essentially been dormant during the re-structuring phase. The Company is currently in discussions with three majors, five independents and one major international company concerning providing contract service work and expects to be drilling late second / early third quarter.

As per the Company's business strategy, management is actively pursuing acquisitions and currently is involved in the first phase due diligence on one. Management expects to complete its first acquisition in the late second/early third quarter. The acquisition, if completed, will add production, drilling sites and cash flow to the Company is expected to positively effect liquidity.

In view of the vast differences between the Company's structure in the first quarter of 1997 and that of this year, the operations results comparisons are considered to be irrelevant by management. The liquidity comparisons reflect the successful re-structuring process accomplished by the management over the last nine months. The management does not foresee any additional capital requirements to continue its on-going operations through next year.

     This Quarterly Report on Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development, and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates(including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to e number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


Results of Operations

Revenues decreased from $103,318 in first quarter of 1997 to $34,689 in the first quarter of 1998. All 1998 revenues were from oil production at the recently acquired field in California. Oil prices drop of 40% coupled with the El Nino storms that essentially shut the field down during February caused the revenues to be lower than initially projected. Furthermore, two of the three horizontal wells drilled by the Company attributed to 20% of the total production as they were put on production late in the quarter. The Company is to commence its contract drilling activities in the second quarter following over a year of not promoting its services during the corporate restructuring process.

The Cost of Sales decreased from $75,900 in the first quarter of 1997 to $34,172 in first quarter of 1998. Planned drilling operations in California account for all of the expenses and are not proportional to the revenues, as the three horizontal wells drilled were not in production during the entire quarter. Additionally, there was considerable El Nino created remedial repair expenses incurred during the month of February.

The General and Administration expenses increased from $113,089 in the first quarter 1997 to $393,415 in the first quarter of 1998. 43% of the expenses were related to payroll. 20% of the expenses were related to legal, accounting and consultant fees primarily involved with year-end reporting and filing requirements. General and Administration expenses are expected to remain relatively consistent with the start-up of the contract drilling operations in the upcoming quarters.


Liquidity and Capital Resources

At the end of the first quarter, the Company's liquid assets consisting of cash and cash equivalents were $2,519,761 while the current liabilities were $77,093. The $1,412,886 decrease in working capital from the Company's three well drilling program in its Cat Canyon field in California and the final payment on the Cat Canyon field. Additionally, the Company settled its lawsuit with Mr. Gwartney for $25,000. Long term liabilities were at $53,151.

The Company expects the current liquidity to be sufficient to support the on-going operations through next year without any additional funding requirements.

Inflation

The Company does not believe that inflation will have a material impact on the Company's future operations.


                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

            (a)    Exhibits

            Exhibit No.      Description


              10.6           Richard D. Wedel Termination Agreement

            (b)     Reports on Form 8-K

          During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:


          Current Report on Form 8-K dated January 15,1998 filed on January 20, 1998 which reported events under Item 9, Sale of Equity Securities Pursuant to Regulation S.

                            SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PETRO UNION, INC. D/B/A HORIZONTAL VENTURES, INC.

Date: May 15, 1998          /S/ RANDEEP S. GREWAL
                            Randeep S. Grewal, Chief Executive Officer