Form 10QSB
period 1998-06-30
PETRO UNION INC
filed 1998-08-14
CIK 840402

U.S. Securities And Exchange Commission
                       Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________
to ___________________________________

Commission file number 0-20760

                     HORIZONTAL VENTURES, INC.
 (Exact name of small business issuer as specified in its charter)

        COLORADO                             84-1091986
(State or other jurisdiction              (I.R.S. Employer
of incorporation of organization)        Identification No.)

        630 Fifth Avenue, Suite 1501, New York, NY 10111
           (Address of principal executive office)


Issuer's telephone number: (212) 218-4680

        Petro Union, Inc. d/b/a Horizontal Ventures, Inc.
              575 Madison Avenue, Suite 1006
                    New York, NY  10022
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13, or 15(d) of the
Exchange Act after the distribution of securities under a plan
confirmed by court.  Yes   X     No

             APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value, outstanding at August 14, 1998:
1,570,981 shares

     Transitional Small Business Disclosure Format (check one):
Yes          No   X


                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet as of June 30, 1998
        (Unaudited)

     Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1998 and 1997 (Unaudited)

     Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 1998 and 1997 (Unaudited)

     Notes to Unaudited Consolidated Financial Statements,
        June 30, 1998 and 1997 (Unaudited)

Item 2.  Management's Discussion and Analysis

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE


                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     HORIZONTAL VENTURES, INC.
                    CONSOLIDATED BALANCE SHEET
                    June 30, 1998 (UNAUDITED)

                               ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                     $1,415,388
  ACCOUNTS RECEIVABLE:
    TRADE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $74,092                    14,009
                                               _______________
 TOTAL CURRENT ASSETS                            1,429,397
                                               _______________
PROPERTIES AND EQUIPMENT,
  AT COST, NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $707,292                      7,733,361
                                               _______________
  OTHER ASSETS:
   DEPOSITS, PREPAYMENTS, AND
     DEFERRED CHARGES                              300,764
                                               _______________
       TOTAL ASSETS                             $9,463,522
                                              ================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG TERM NOTES         $   15,771
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES            115,168
  OTHER CURRENT LIABILITIES                          8,834
                                              ________________
TOTAL CURRENT LIABILITIES                           139,773
                                              ________________
NONCURRENT LIABILITIES:
LONG TERM NOTES PAYABLE, NET
  OF CURRENT MATURITIES                             58,318
                                             ________________

TOTAL LIABILITIES                                  198,091
                                             _________________

COMMITMENTS AND CONTINGENCIES                         -

STOCKHOLDERS' EQUITY (DEFICIT):
  COMMON STOCK, NO PAR VALUE,
  50,000,000 SHARES AUTHORIZED,
  1,570,981 SHARES ISSUED AND
  OUTSTANDING                                   11,672,519
  ACCUMULATED DEFICIT                           (2,407,088)
                                            ________________

  TOTAL STOCKHOLDERS' EQUITY                     9,265,431
                                            _________________
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                         $9,463,522
                                            ==================



The accompanying notes are an integral part of these statements.


                     HORIZONTAL VENTURES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      JUNE 30, 1998 AND 1997
                          (UNAUDITED)

                  THREE MONTHS ENDED       SIX MONTHS ENDED
                      JUNE 30,                   JUNE 30,
                   1998         1997       1998         1997
REVENUE           $86,970     $25,847   $121,659      $129,165

COST OF REVENUE    30,381      37,964     64,553       113,864

GROSS PROFIT       56,590     (12,117)    57,106        15,301

GENERAL AND
 ADMINISTRATIVE
 EXPENSES         436,482      58,997    829,897      172,086

INCOME (LOSS)
 FROM OPERATIONS (379,892)    (71,114)  (772,791)    (156,785)

OTHER INCOME
 (EXPENSES)        15,009     (44,209)    49,603      (36,365)

INCOME (LOSS)
 BEFORE TAXES
 ON INCOME       (364,884)   (115,323)  (723,188)    (193,150)

PROVISION FOR
 INCOME TAXES         -           -           -            -

NET INCOME
(LOSS)          $(364,884)  $(115,323) $(723,188)   $(193,150)

NET EARNINGS
 (LOSS) PER
 COMMON SHARE     $(0.23)   $(0.15)       $(0.46)      $(.025)

AVERAGE SHARES
 OUTSTANDING USED
 FOR COMPUTATION
 OF EARNINGS
 (LOSS) PER
 SHARE         1,570,981   759,460     1,570,981      759,460


The accompanying notes are an integral part of these statements.



                      HORIZONTAL VENTURES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (UNAUDITED)

                                      SIX MONTHS ENDED JUNE 30,
                                        1998             1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
  NET (LOSS)                         $(723,188)       $(193,150)
    ADJUSTMENTS TO RECONCILE
    NET LOSS TO CASH PROVIDED
    (USED) BY OPERATIONS:
      DEPRECIATION, DEPLETION
        AND AMORTIZATION               109,366           93,324
      (GAIN) LOSS ON SALE OF ASSETS       -              21,062
      STOCK AND PARTNERS' CAPITAL
        INTEREST ISSUED FOR SERVICES      -                 300
      CHANGE IN ACCOUNTS RECEIVABLE      3,173           45,740
      CHANGE IN INTERESTS RECEIVABLE     3,433              -
      CHANGE IN PAYMENT IN ADVANCE      (8,669)           6,668
      CHANGE IN ACCOUNTS PAYABLE      (150,579)         (28,898)
      CHANGE IN OTHER LIABILITIES     (681,011)             -

NET CASH (USED) BY OPERATING
ACTIVITIES                          (1,447,476)         (54,954)

CASH FLOWS FROM INVESTING
ACTIVITIES:
  (INCREASE) IN PROPERTY
     AND EQUIPMENT                  (1,033,692)         (82,980)
   INCREASE IN DEPOSITS               (101,771)             -
   INCREASE IN ACCOUNTS RECEIVABLE,
     PETRO UNION, INC.                     -             (9,170)
   PROCEEDS FROM SALE OF PROPERTY
     AND EQUIPMENT                         -             55,181

NET CASH (USED) BY INVESTING
ACTIVITIES                          (1,135,463)         (36,969)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  PROCEEDS FROM COMMON STOCK - NET      84,446          154,858
  PROCEEDS FROM PREFERRED STOCK-NET        -             30,000
  INCREASE IN DUE TO RELATED PARTIES       -             60,478
  CHANGE IN CUSTOMER PAYMENTS
    RECEIVED IN ADVANCE                    -            (30,000)
  REPAYMENT OF NOTES PAYABLE           (18,768)        (119,346)

NET CASH PROVIDED BY FINANCING
ACTIVITIES                              65,678           95,990

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                (2,517,260)           4,067

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                3,932,647            6,458
  END OF PERIOD                      1,415,388           10,525

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS          $(2,517,260)          $4,067


The accompanying notes are an integral part of these statements.


                      HORIZONTAL VENTURES, INC.
      Notes to Unaudited Consolidated Financial Statements
                     June 30, 1998 and 1997
                           (Unaudited)


NOTE 1 - THE COMPANY:
Horizontal Ventures, Inc., a Colorado corporation (the "Company"), is engaged in the development of oil and gas properties for its own account and the contract drilling of oil and gas wells. On July 13, 1998, the Company amended its Articles of Incorporation to change its name from Petro Union, Inc. d/b/a Horizontal Ventures, Inc. to Horizontal Ventures, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HVI Cat Canyon, Inc., a Colorado corporation, and
Calox, Inc. All significant intercompany accounts and transactions have been eliminated.

The results for the interim periods presented herein are not necessarily indicative of the results of operations that may be expected for the upcoming quarters. In the opinion of management, the information furnished reflects all adjustments necessary (which all are of a normal recurring nature) for a fair presentation of the Company's financial position as of June 30, 1998, and the results of its operations and cash flows for the interim periods ended June 30, 1998 and 1997.

The financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein should be read in conjunction with the financial statements for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-KSB.

The Company, then named Petro Union, Inc. ("PUI"), was a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code until August 28, 1997, at which time the Bankruptcy Court approved its plan of reorganization. As a part of its plan of reorganization, PUI agreed to acquire all the outstanding stock of Horizontal Ventures, Inc., an Oklahoma corporation ("HVI-Oklahoma"). The acquisition of HVI-Oklahoma was completed on September 9, 1997, and after the acquisition, HVI-Oklahoma shareholders owned more than 50% of the outstanding shares of PUI. Pursuant to the rules of the Securities and Exchange Commission, the transaction was accounted for as a "reverse merger." Accordingly, the accompanying consolidated statements of operations and consolidated statements of cash flows reflect the historical operations and cash flows of HVI-Oklahoma (including those of PUI after September 9, 1997, the effective date of the merger), whereas quarterly reports filed by the Company prior to September 9, 1997 reflected operations and cash flows of PUI. Subsequently, HVI-Oklahoma was merged with and into the Company.

Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

Earnings per share - Earnings per share for the three months and six months ended June 30, 1998 and 1997 have been calculated based on the average number of shares outstanding during such periods.

NOTE 3 - CONTINGENCIES:

At June 30, 1998, the Company was the plaintiff in a lawsuit against David J. LaPrade, a shareholder, former officer and director, and an organizer of HVI-Oklahoma, and Mr. LaPrade's current employer. The Company seeks to recover losses from the alleged breach of fiduciary duty, misappropriating confidential information and property of the Company, using it in unfair competition with the Company, interfering with the Company's existing and prospective relationships with its customers, interfering with the Company's relationships with its employees,
and conversion of Company property.   Mr. LaPrade has made
counterclaims against the Company for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount. Management believes that its claims against Mr. LaPrade will be successful and that it will recover damages; moreover, management believes that the ultimate outcome of Mr. LaPrade's counterclaim will not have a material adverse effect on the Company's financial
condition, results of operations or cash flows.   The accompanying
financial statements do not include a provision for any loss which might result from Mr. LaPrade's counterclaim, nor do they include any asset that might result from the Company's claims against Mr. LaPrade.

NOTE 4 - SUBSEQUENT EVENTS:

On July 13, 1998, the Company amended its Articles of Incorporation to among other things authorize the issuance of 50,000,000 shares of no par value preferred stock with rights and preferences as the Company's Board of Directors may determine.

Item 2.  Management's Discussion and Analysis

Overview

The Company's final accounting of the bankruptcy case was accepted and the case was closed by the Bankruptcy Court for the Southern District of Indiana on March 26, 1998. This marked the end of almost a year of re-structuring by the Company. Management spent a considerable amount of its time in this process and intends to now focus on implementing its business strategy hereon.

The results of the second quarter ended June 30, 1998, as planned, relate to the Company's internal drilling program in California and thus reflect the investment phase. In the view of management, the current financials statements are not indicative of the Company's potential and business plan. Over the last year, the Company has re-structured both corporately and internally and successfully implemented its horizontal technology in the reservoirs in California and thus been in an investment phase. This investment into its pilot program in California has proven the technical and financial benefits of the Company's technology in those reservoirs. Management expects this investment to be rewarded as a result of an acquisition or joint venture whereby this pilot program is implemented on a significantly larger scale. The Company's current cost structure can support three operative drilling crews in the field without any additional capital. Thus management is focused on deploying its crews to the field on either its own properties through an acquisition or under a joint venture program.

In the first half of 1998, the Company drilled three horizontal wells namely, UCB-09, UCB-38 and UCB-28. Each well was drilled successfully utilizing the Company's Short radius technology and resulted in a 47 ft radius with a 435 ft lateral on UCB-09, a 60ft radius with a 414 ft lateral on UCB-38 and a 50ft radius with a 252 ft lateral on UCB-28. In view of the Company's long-term strategy and the known sand problem in the Cat Canyon basin, the Company completed each well with a different technique to establish the standard. UCB-09 was completed with a standard Ace down-hole pump and a KD system; UCB-38 with a KUDU pump while UCB-28 was completed with a Ace Teflon-Luber Plunger down-hole pump. The kick-off point (KOP) for each well was at a depth of 2,940-3,000 ft.

The variances in the completions proved to be extremely successful as the Company attained direct experience on the production capability from each of the techniques. UCB-09 production stabilized at 20 BOPD, UCB-38 got sanded up following a few weeks of production while UCB-28 produces a net of 65 BOPD. Each of these wells were re-entries into an abandoned well bore in the Sisquoc formation which is one of the two pay zones within the Company's lease in the Cat Canyon basin. Following this successful drilling operation and completion technique definition, the Company intends to resume its drilling program early in the fourth quarter of 1998 to achieve its 500 BOPD objective by year-end.

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

The sharp decline (over 50%) in the oil prices during the first half of 1998 had a negative effect on the Company's revenues. As the Company has successfully stabilized its lifting costs to under $4 per barrel from over $6 per barrel, the Cat Canyon operation continues to be profitable.

The Company re-organized its management team at the end of March 1998 to better poise itself in implementing its two-prong (exploitation and contract drilling) business strategy. The Evansville offices were closed in late April and all operations are now based in Tulsa in an effort to reduce G&A expenses and consolidate operations.

As per the Company's business strategy, management is actively pursuing acquisitions and currently is involved in due diligence on one. Management expects to complete its first acquisition in the third quarter. The acquisition, if completed, will add production, drilling sites and cash flow to the Company and is expected to positively affect liquidity.

The down turn in oil prices in the first half of 1998 has deferred the drilling programs of some of the Company's prospective contract drilling clients. Clients that had planned to start drilling late second/early third quarter have now indicated a desire to defer such programs into the fourth quarter to observe the oil prices closer.

In view of the vast differences between the Company's structure in the three months and six months ended June 30, 1997 and that in the comparable periods ended June 30, 1998, the results of operations comparisons are considered by management to be not representative of the Company's potential. The liquidity comparisons reflect the successful re-structuring process accomplished by the management over the last nine months. The management does not foresee any additional capital requirements to continue its on-going operations through next year.

Results of Operations

Comparison of Three-Month Periods Ended June 30, 1998 and 1997

Revenues increased from $25,847 in the second quarter of 1997 to $86,970 in the second quarter of 1998. Second quarter 1998 revenues were from oil production at the recently acquired field in California and timber sales from its Indiana properties. The Company commenced its contract drilling sales activities in the second quarter of 1998 following over a year of not promoting its services during the corporate restructuring process.

Cost of Revenue decreased from $37,964 in the second quarter of 1997 to $30,381 in the second quarter of 1998. Planned drilling operations in California account for most of the expenses, and the decrease as compared to the increase in revenues was primarily attributable to the timber sales.

General and Administration expenses increased from $58,997 in the second quarter of 1997 to $436,482 in the second quarter of 1998. Considerable re-structuring with the closing of the Evansville offices reduced the General and Administration expenses from the first quarter as the offices were closed in April. The benefit of this reduction is expected to be positively reflected in the upcoming quarters.

Comparison of Six Month Periods Ended June 30, 1998 and 1997

Revenues decreased from $129,165 in the first half of 1997 to $121,659 in the first half of 1998. First half 1998 revenues were from oil production at the recently acquired field in California. The decline in oil prices of over 50% coupled with the El Nino storms that essentially shut the field down during February 1998 caused the revenues to be lower than initially projected. Furthermore, two of the three horizontal wells drilled by the Company attributed to a small percentage of the total production as they were put on production late in the first quarter of 1998. The Company commenced its contract drilling activities in the second quarter of 1998 following over a year of not promoting its services during the corporate restructuring process.

Cost of Revenue decreased from $113,864 in the first half of 1997 to $64,553 in the first half of 1998. Planned drilling operations in California account for most of the expenses and are not proportional to the revenues, as the three horizontal wells drilled were not in production during the entire first half of 1998. Additionally, there was considerable El Nino-created remedial repair expenses incurred during the month of February 1998.

General and Administration expenses increased from $172,086 in the first half of 1997 to $829,897 in the first half of 1998. 33% of the expenses were related to payroll. 25% of the expenses were related to legal, accounting and consultant fees primarily involved with year-end reporting and filing requirements. General and Administration expenses are expected to remain relatively consistent with the start-up of the contract drilling operations in the upcoming quarters.

Liquidity and Capital Resources

At the end of the second quarter, the Company's liquid assets consisting of cash and cash equivalents were $1,415,388 while current liabilities were $139,773. The $1,857,319 decrease in working capital from December 31, 1997 to June 30, 1998 was primarily attributable to the Company's drilling program in its Cat Canyon field in California and the final payment on the Cat Canyon field. Additionally, in the first quarter of 1998 the Company settled the previously-reported Gwartney litigation for $25,000. Long-term liabilities as of June 30, 1998 were $58,318.

The Company expects the current liquidity to be sufficient to support the on-going operations through next year without any additional funding requirements.

Inflation

The Company does not believe that inflation will have a material impact on the Company's future operations.

Year 2000 Issue

The Company does not utilize any proprietary computer software. Instead, it uses commercially available software programs from vendors such as Microsoft Corporation and Peachtree. The Company has been advised that the software it uses is Year 2000 compliant. Accordingly, the Company does not expect to incur significant expense in converting software to be Year 2000 compliant.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in the Company's 1997 Annual Report on Form 10-KSB, on March 11, 1997 HVI-Oklahoma commenced a lawsuit in the District Court for Tulsa County, Oklahoma against David J. LaPrade, a shareholder, former officer and director, and an organizer of the HVI-Oklahoma, and Mr. LaPrade's current employer. The Company seeks to recover losses from alleged breach of fiduciary duty, misappropriating confidential information and property of the Company, using it in unfair competition with the Company, interfering with the Company's existing and prospective relationships with its customers, interfering with the Company's relationships with its employees, and conversion of the Company property. Mr. LaPrade has made counterclaims against the Company for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount. As of June 30, 1998, the lawsuit was still pending. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 2, 1998, the Company held its annual meeting of shareholders. At that meeting the following matters were voted upon as indicated below:

            1. Election of the following directors to serve during the ensuing year or if the staggered terms proposal passes, until their successors are elected and qualified.

                                     For         Withheld

           Randeep S. Grewal      1,168,203         634
           Dr. Jan F. Holtrop     1,168,170         667
           George C. Andrews      1,168,203         634
           Dirk Van Keulen        1,168,171         666
           Donald A. Christensen  1,168,204         633

          2. Adoption of the Company's Amended and Restated Articles of Incorporation containing the following provisions:
(i) Changing the name of the Company to Horizontal Ventures, Inc.; (ii) Providing for the number of Directors to be established by the Bylaws and further providing for staggered terms for the Company's Directors; (iii) Authorizing the issuance of 50,000,000 shares of no par value preferred stock with rights and preferences as the Board of Directors may determine; (iv) Changing voting requirements to: (a) reduce the voting requirement for shareholder actions initiated by the Board of Directors; and (b) increase the voting requirement for shareholder actions not initiated by the Board of Directors; and
(v) reducing the quorum requirement from shares representing a majority of the outstanding voting rights to shares representing one-third of the outstanding voting rights.

             For: 914,430
             Against: 4,285
             Abstain: 146
             Broker non-votes: 249,976

         3.  Approval of the Horizontal Ventures, Inc. Non
Qualified Stock Option Plan.

             For: 911,322
             Against: 2,455
             Abstain: 5,084
             Broker non-votes: 249,976

             4. Authorization of the Board of Directors to issue up to 1,000,000 shares of the Company's no par value common or preferred stock for equity offerings both private and public and for the acquisition of assets or businesses.

             For: 915,717
             Against: 3,048
             Abstain: 96
             Broker non-votes: 249,976

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

            (a)    Exhibits

         Exhibit No.      Description

         3A               Restated Articles of Incorporation

         27               Financial Data Schedule

         (b)              Reports on Form 8-K

         During the quarter for which this report is filed, the Company did not file any Reports on Form 8-K.


                            SIGNATURE

    In accordance with requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     HORIZONTAL VENTURES, INC.

Date: August 14, 1998                by: /S/ RANDEEP S. GREWAL
                                     Randeep S. Grewal, Chief
                                     Executive Officer