Form 10QSB/A
period 1998-06-30
PETRO UNION INC
filed 1998-08-20
CIK 840402

U.S. Securities And Exchange Commission
                       Washington, D.C. 20549

                            Form 10-QSB/A

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

Explanation of Amendment to June 30, 1998 Form 10-QSB:

The original Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 is amended hereby solely to correct a typographical error with respect to the net loss per common share for the six months ended June 30, 1997 reported in the original Form 10-QSB's Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1998 and 1997 (Unaudited). Net loss per common share for the six months ended June 30, 1997 as presented in this amended Form 10-QSB was $(0.25), and not $(.025) as indicated in the original Form 10-QSB.

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


                     HORIZONTAL VENTURES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      JUNE 30, 1998 AND 1997
                          (UNAUDITED)

                  THREE MONTHS ENDED       SIX MONTHS ENDED
                      JUNE 30,                   JUNE 30,
                   1998         1997       1998         1997
REVENUE           $86,970     $25,847   $121,659      $129,165

COST OF REVENUE    30,381      37,964     64,553       113,864

GROSS PROFIT       56,590     (12,117)    57,106        15,301

GENERAL AND
 ADMINISTRATIVE
 EXPENSES         436,482      58,997    829,897      172,086

INCOME (LOSS)
 FROM OPERATIONS (379,892)    (71,114)  (772,791)    (156,785)

OTHER INCOME
 (EXPENSES)        15,009     (44,209)    49,603      (36,365)

INCOME (LOSS)
 BEFORE TAXES
 ON INCOME       (364,884)   (115,323)  (723,188)    (193,150)

PROVISION FOR
 INCOME TAXES         -           -           -            -

NET INCOME
(LOSS)          $(364,884)  $(115,323) $(723,188)   $(193,150)

NET EARNINGS
 (LOSS) PER
 COMMON SHARE     $(0.23)   $(0.15)       $(0.46)      $(0.25)

AVERAGE SHARES
 OUTSTANDING USED
 FOR COMPUTATION
 OF EARNINGS
 (LOSS) PER
 SHARE         1,570,981   759,460     1,570,981      759,460


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



                                     HORIZONTAL VENTURES, INC.

Date: August 18, 1998                by: /S/ RANDEEP S. GREWAL
                                     Randeep S. Grewal, Chief
                                     Executive Officer