Form 10QSB
period 1998-09-30
HORIZONTAL VENTURES INC
filed 1998-11-23
CIK 840402

U.S. Securities And Exchange Commission

                       Washington, D.C. 20549

                            Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

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

                           (212) 218-4680
                        (Issuer's telephone number)

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

Common Stock, no par value, outstanding at November 13, 1998: 1,570,981 shares

     Transitional Small Business Disclosure Format (check one):

Yes          No   X


                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheet as of September 30, 1998
        (Unaudited)
     Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

     Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1998 and 1997 (Unaudited)
     Notes to Consolidated Financial Statements,
        September 30, 1998 and 1997 (Unaudited)

Item 2.  Management's Discussion and Analysis.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURE


                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     HORIZONTAL VENTURES, INC.
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1998
                           (UNAUDITED)

                              ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                           $  838,547
  ACCOUNTS RECEIVABLE, TRADE, NET OF ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $74,092                      12,663
  INVENTORY                                                3,272
                                                       ---------
  TOTAL CURRENT ASSETS                                   854,482
                                                       ---------
PROPERTIES AND EQUIPMENT, AT COST, NET OF
  ACCUMULATED DEPRECIATION AND DEPLETION
  OF $824,151                                          7,748,147
                                                       ---------
DEPOSITS, PREPAYMENTS, AND DEFERRED CHARGES              325,267
                                                       ---------
TOTAL ASSETS                                          $8,927,896
                                                       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG TERM NOTES               $   15,771
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  57,172
   OTHER CURRENT LIABILITIES                               2,500
                                                        ---------
  TOTAL CURRENT LIABILITIES                               75,443
                                                       ---------
LONG TERM NOTES PAYABLE, NET OF CURRENT
  MATURITIES                                              52,283
                                                       ---------
  TOTAL LIABILITIES                                      127,726
                                                       ---------

COMMITMENTS AND CONTINGENCIES                                -

STOCKHOLDERS' EQUITY (DEFICIT):
  PREFERRED STOCK, NO PAR VALUE, 50,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING             -


  COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
    AUTHORIZED, 1,570,981 SHARES ISSUED AND
    OUTSTANDING                                       11,672,519
  ACCUMULATED DEFICIT                                 (2,872,349)
                                                      ----------
TOTAL STOCKHOLDERS' EQUITY                             8,800,170
                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 8,927,896
                                                      ==========




       The accompanying notes are an integral part of this statement.

                     HORIZONTAL VENTURES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND 1997
                           (UNAUDITED)

                   THREE MONTHS ENDED        NINE MONTHS ENDED
                      SEPTEMBER 30,            SEPTEMBER 30,
                   1998          1997        1998         1997
REVENUES         $  9,704     $  31,659   $  129,852   $ 160,824

COST OF REVENUES   29,942        19,165      119,334     133,029
                  -------       -------      -------     -------
GROSS MARGIN      (20,238)       12,494       10,518      27,795

GENERAL AND
 ADMINISTRATIVE
 EXPENSES         394,967       124,423    1,270,978     296,509
                  -------       -------    ---------     -------
LOSS FROM
 OPERATIONS      (415,205)     (111,929)  (1,260,460)   (268,714)

OTHER INCOME
 (EXPENSES)        22,408        (8,660)      72,011     (45,025)
                  -------       -------    ---------     -------
LOSS BEFORE
 INCOME TAXES    (392,797)     (120,589)  (1,188,449)   (313,739)
PROVISION FOR
 INCOME TAXES         -             -            -           -
                  -------       -------    ---------     -------
NET LOSS        $(392,797)    $(120,589) $(1,188,449)  $(313,739)
                  =======       =======    =========     =======
NET LOSS PER
 COMMON SHARE      $(0.25)       $(0.12)      $(0.76)     $(0.31)

AVERAGE SHARES
 OUTSTANDING
 USED FOR
 COMPUTATION
 OF LOSS PER
 COMMON SHARE   1,570,981     1,000,018    1,570,981   1,000,018




        The accompanying notes are an integral part of these statements.

                   HORIZONTAL VENTURES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                         (UNAUDITED)

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                             1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                               $(1,188,450)  $(313,739)
ADJUSTMENTS TO RECONCILE NET LOSS TO
    CASH USED BY OPERATING ACTIVITIES:
      DEPRECIATION, DEPLETION AND
        AMORTIZATION                         226,225     144,273
      (GAIN) LOSS ON SALE OF ASSETS              -        21,062
      STOCK AND PARTNERS' CAPITAL
        INTEREST ISSUED FOR SERVICES             -           300
      CHANGE IN ACCOUNTS RECEIVABLE            7,952      40,011
      CHANGE IN INVENTORY                     (3,272)        -
      CHANGE IN ACCOUNTS PAYABLE
        AND ACCRUED EXPENSES                (213,874)    (62,589)
      CHANGE IN CURRENT PORTION OF
        LONG-TERM DEBT                        (6,011)        -
      CHANGE IN OTHER ASSETS                (270,754)        -
      CHANGE IN OTHER LIABILITIES           (525,000)        -
                                           ---------     -------
NET CASH USED BY OPERATING ACTIVITIES     (1,973,184)   (170,682)
                              ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY AND EQUIPMENT     (1,180,560)   (122,488)
   INCREASE IN ACCOUNTS RECEIVABLE,
     PETRO UNION, INC.                           -        (9,170)
   PROCEEDS FROM SALE OF PROPERTY
     AND EQUIPMENT                               -        55,181
                                           ---------     -------
NET CASH USED BY INVESTING ACTIVITIES     (1,180,560)    (76,477)
                                           ---------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM SALE OF COMMON STOCK      84,446     600,000
  INCREASE IN DUE TO RELATED PARTIES             -        60,478
  STOCK ISSUED FOR NET ASSETS OF LIMITED
     PARTNERSHIP                                 -       972,858
  LESS, PARTNERS' PRIOR CAPITAL
     CONTRIBUTIONS                               -      (818,000)
  CHANGE IN CUSTOMER PAYMENTS
    RECEIVED IN ADVANCE                          -       (30,000)
  REPAYMENT OF NOTES PAYABLE                 (24,802)   (182,614)
                                           ---------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES     59,644     602,722
                                           ---------     -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (3,094,100)    355,563

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                      3,932,647       6,458
                                           ---------     -------
  END OF PERIOD                           $  838,547    $362,021
                                           =========     =======


NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
   STOCK ISSUED FOR SERVICES                 $  -        $40,300
   STOCK ISSUED FOR SUBORDINATED
     CONVERTIBLE DEBENTURES                     -        433,231
   STOCK ISSUED FOR NET ASSETS OF
     PARTNERSHIP                                -        972,858
   STOCK ISSUED IN CONNECTION WITH
     MERGER AND REORGANIZATION                  -      4,132,469

SUPPLEMENTARY CASH FLOW DATA:
 INTEREST PAID                               $5,694      $23,601
 INCOME TAXES PAID                              -            -



The accompanying notes are an integral part of these statements.


                    HORIZONTAL VENTURES, INC.
            Notes to Consolidated Financial Statements
                   September 30, 1998 and 1997
                          (Unaudited)


NOTE 1 - THE COMPANY:

Horizontal Ventures, Inc., a Colorado corporation (the "Company"), is an energy company engaged primarily in the business of exploiting proven producing oil and gas reservoirs by utilizing a low cost proprietary horizontal drilling technology to increase production rates. On July 13, 1998, the Company amended its Articles of Incorporation to change its name from Petro Union, Inc. d/b/a Horizontal Ventures, Inc. to Horizontal Ventures, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HVI Cat Canyon, Inc., a Colorado corporation ("HVI Cat Canyon"), and Calox, Inc., an Indiana corporation. All significant intercompany accounts and transactions have been eliminated.

The interim period financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for future periods. In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments necessary (which all are of a normal recurring nature) for a fair presentation of the Company's financial condition as of September 30, 1998, and the results of its operations and cash flows for the interim periods ended September 30, 1998 and 1997.

The Company, then named Petro Union, Inc. ("PUI"), was a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code until August 28, 1997, at which time the Bankruptcy Court approved its plan of reorganization. As a part of its plan of reorganization, PUI agreed to acquire all the outstanding stock of Horizontal Ventures, Inc., an Oklahoma corporation ("HVI-Oklahoma"). The acquisition of HVI-Oklahoma was completed on September 9, 1997, and after the acquisition, HVI-Oklahoma shareholders owned more than 50% of the outstanding shares of PUI. Pursuant to the rules of the Securities and Exchange Commission, the transaction was accounted for as a "reverse merger." Accordingly, the accompanying consolidated statements of operations and consolidated statements of cash flows reflect the historical operations and cash flows of HVI-Oklahoma (including those of PUI after September 9, 1997, the effective date of the acquisition), whereas quarterly reports filed by the Company prior to September 9, 1997 reflected operations and cash flows of PUI. Subsequently, HVI-Oklahoma was merged with and into the Company.

Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

NOTE 3 - CONTINGENCIES:

As of September 30, 1998, the Company was the plaintiff in a lawsuit against David J. LaPrade, a former officer and director of HVI-Oklahoma, and Mr. LaPrade's current employer. The Company seeks to recover losses from the alleged breach of fiduciary duty, misappropriating confidential information and property of the Company, using it in unfair competition with the Company, interfering with the Company's existing and prospective relationships with its customers, interfering with the Company's relationships with its employees, and conversion of Company property. Mr. LaPrade has made counterclaims against the Company for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount. The Company believes that the ultimate outcome of Mr. LaPrade's counterclaims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The accompanying financial statements do not include a provision for any loss which might result from Mr. LaPrade's counterclaims, nor do they include any asset that might result from the Company's claims against Mr. LaPrade.

NOTE 4 - SUBSEQUENT EVENTS:

Since September 30, 1998, the Company has entered into the following transactions relating to the acquisition of securities of Saba Petroleum Company ("Saba"), an independent energy company engaged in the acquisition, development and exploration of oil and gas properties in the U.S. and internationally:

On October 6, 1998, the Company entered into a Preferred Stock Transfer Agreement (the "Preferred Stock Transfer Agreement") with RGC International Investors, LDC ("RGC"), pursuant to which the Company acquired on October 6, 1998 690 shares of the 8,000 shares of issued and outstanding Series A Convertible Preferred Stock of Saba (the "Saba Series A Preferred Stock") held by RGC in exchange for cash in the amount of $750,000, of which $500,000 was borrowed from International Publishing Holding s.a. ("IPH"), a significant shareholder of the Company. The Company has executed a Promissory Note to repay the $500,000 to IPH without interest on or before December 31, 1998 in the form of cash or shares of Saba Series A Preferred Stock held by the Company. The Promissory Note is secured by a pledge of two-thirds of the Saba Series A Preferred Stock held by the Company. Under the Preferred Stock Transfer Agreement, the Company was granted the exclusive right until November 6, 1998 to acquire from RGC up to an additional 6,310 shares of Saba Series A Preferred Stock held by RGC in exchange for cash in the amount of approximately $6,859,000, with such exclusive right subject to an extension for an additional thirty days by the Company's payment of $500,000, which is nonrefundable but if the option is exercised within the extended thirty day period is applied to the acquisition price. On November 6, 1998, the Company paid $500,000 to RGC to extend the term of the exclusive right until December 6, 1998. In addition, the Company has the exclusive right to acquire any remaining shares of Saba Series A Preferred Stock held by RGC after RGC converts a sufficient number of shares of Saba Series A Preferred Stock to cover its short position with respect to 653,000 shares of Saba Common Stock. The 690 shares of Saba Series A Preferred Stock acquired by the Company and the minimum of 6,310 shares of Saba Series A Preferred Stock which the Company has the exclusive right to acquire from RGC, along with the accrued but unpaid dividends thereon, are convertible into an estimated aggregate of 3,040,000 shares of Saba Common Stock.

On October 8, 1998 the Company entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") pursuant to which on November 6, 1998 Saba issued to the Company 333,333 shares of Saba Common Stock in exchange for cash in the amount of $1 million. In addition, the Common Stock Purchase Agreement provides for the issuance by Saba to the Company of an additional 2,166,667 shares of Saba Common Stock by December 4, 1998 in exchange for cash in the amount of $6.5 million.

The $500,000 payment to RGC to extend the term of the exclusive right to acquire a minimum of 6,310 shares of Saba Series A Preferred Stock and the $1 million payment to Saba to acquire 333,333 shares of Saba Common Stock were financed by the Company's issuance to IPH on November 4, 1998 of a Promissory Note payable in the amount of $1.5 million, with 6% interest, by December 31, 1998. The Promissory Note is secured by the Company's pledge of all of the issued and outstanding shares of HVI Cat Canyon.

Pursuant to an Option Agreement dated July 22, 1998 (the "Option Agreement") between the Company and IPH, the Company holds a call option to acquire the 500,000 shares of Saba Common Stock held by IPH at an exercise price equal to the cost to IPH of acquiring such shares plus twenty percent, which is estimated to be approximately $1,020,000. The Company has the option of paying such exercise price to IPH in the form of cash or shares of the Company's common stock.

In addition, the Company has recently acquired 80,000 shares of Saba Common Stock in open market purchases at an aggregate cost of approximately $70,130.

To complete the purchase of the securities of Saba in the transactions described above, the Company is currently endeavoring to obtain short-term bridge financing in the aggregate amount of $18 million. The Company is also considering a private placement of the Company's Series A Convertible Preferred Stock.

Upon consummation of the above transactions, including exercise of the option with IPH and conversion of the Saba Series A Convertible Preferred Stock into Saba Common Stock, the Company will own approximately 37 percent of the issued and outstanding shares of Saba Common Stock and designees of the Company will represent three out of five members of the Saba Board of Directors. The Company is considering other transactions to acquire additional shares of Saba Common Stock with the purpose of gaining majority ownership of Saba.


Item 2.  Management's Discussion and Analysis.

Overview

The Company is engaged in the business of exploiting proven producing oil and gas reservoirs by utilizing a low cost proprietary horizontal drilling technology to increase production rates. The Company's business strategy since its emergence from bankruptcy in March 1998 has been to pursue acquisitions of oil and gas properties particularly suited to exploitation by the Company's horizontal drilling technology. In connection therewith, the Company has entered into certain transactions relating to the acquisition of securities of Saba as discussed in Note 4 of the Notes to Consolidated Financial Statements presented elsewhere herein. The Company is considering other transactions to acquire additional securities of Saba with the purpose of gaining majority ownership of Saba.

Since 1997, the Company has focused on its corporate restructuring and acquisition efforts and its investment in a horizontal drilling pilot program in the Cat Canyon field in California. During the first nine months of 1998, the Company drilled three horizontal wells in the Cat Canyon field, namely UCB-09, UCB-38 and UCB-28. Each well was drilled utilizing the Company's Short Radius horizontal drilling technology, and resulted in a 47 foot radius with a 435 foot lateral on UCB-09, a 60 foot radius with a 414 foot lateral on UCB-38 and a 50 foot radius with a 252 foot lateral on UCB-28. In view of the Company's long-term strategy and the known sand problem in the Cat Canyon basin, the Company completed each well with a different technique to establish a standard. UCB-09 was completed with a standard Ace down-hole pump and a KD system, UCB-38 was completed with a KUDU pump, and UCB-28 was completed with a Ace Teflon-Luber Plunger down-hole pump. The kick-off point for each well was at a depth of 2,940-3,000 feet.

The variances in the completions allowed the Company to obtain direct experience on the production capability from each of the techniques. UCB-09 net production stabilized at 20 barrels of oil per day, UCB-38 sanded up following a few weeks of production, while UCB-28 has net production of 65 barrels of oil per day. Each of these wells were re-entries into an abandoned well bore in the Sisquoc formation, which is one of the two pay zones within the Company's lease in the Cat Canyon basin. Following this drilling operation and completion technique definition, the Company proceeded with its discussions with Saba with the intent of applying this technique on Saba's reserves.

The Company has primarily been focused on the Saba transactions and, as discussed in Note 4 of the Notes to Consolidated Financial Statements presented elsewhere herein, completed the interim closing requirements for the current agreements regarding Saba securities on November 4, 1998.
Considerable expenses have been incurred in connection with the Saba transactions and additional expenses are expected through the projected closing of the current agreements on December 4, 1998.

Due to the significance to the Company of the Saba transactions, the Company's management and staff have devoted a substantial amount of time and effort to the acquisition. Accordingly, levels of other operational activities such as prior contract drilling programs have declined. In connection with the Saba transactions, the Company plans to establish and develop an extensive drilling program on Saba's properties in California and commence such program late in the fourth quarter of 1998.

In view of the significant differences between the Company's corporate structure and during the three months and nine months ended September 30, 1997 and that during the comparable periods ended September 30, 1998, comparisons of the Company's results of operations for those periods are considered by management not to be representative of the Company's long-term potential.

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

Results of Operations

Comparison of Three-Month Periods Ended September 30, 1998 and 1997

Revenues decreased from $31,659 for the third quarter of 1997 to $9,704 for the third quarter of 1998. Third quarter 1998 revenues were from oil production at the Cat Canyon field and reflect the decline of oil prices.

Cost of Revenues increased from $19,165 for the third quarter of 1997 to $29,942 for the third quarter of 1998. The nature and levels of such costs are dissimilar since third quarter 1997 costs were related to contract drilling while third quarter 1998 costs were related to production in California as a result of the Company's change in business strategy.

General and Administrative expenses increased from $124,423 for the third quarter of 1997 to $394,967 for the third quarter of 1998. The increase was primarily attributable to legal and consulting fees resulting from the Company's acquisition and financing efforts related to the Saba transactions.

Comparison of Nine-Month Periods Ended September 30, 1998 and 1997

Revenues decreased from $160,824 for the nine months ended September 30, 1997 to $129,852 for the nine months ended September 30, 1998. Revenues for the nine months ended September 30, 1998 were from oil production at the Cat Canyon field. The decline in oil prices of over 50% coupled with the El Nino storms in California that essentially shut the field down during February 1998 caused revenues to be lower than initially expected.

Cost of Revenues decreased from $133,029 for the nine months ended September 30, 1997 to $119,334 for the nine months ended September 30, 1998. Planned pilot program drilling operations in the Cat Canyon field account for most of the expenses during the nine months ended September 30, 1998, and such expenses are not proportional to revenues since the three wells drilled in the Cat Canyon field were not in production during the entire period. In addition, the Company incurred significant repair expenses resulting from the El Nino storms in California during February 1998.

General and Administrative expenses increased from $296,509 for the nine months ended September 30, 1997 to $1,270,978 for the nine months ended September 30, 1998. The increase was primarily attributable to legal and consulting fees resulting from the Company's acquisition and financing efforts related to the Saba transactions, the completion of the Company's bankruptcy reorganization, and related SEC reporting requirements.



Liquidity and Capital Resources

As of September 30, 1998, the Company had current assets in the amount of $854,482, including cash and cash equivalents of $838,547, while current liabilities amounted to $75,443. The $2,353,895 decrease in working capital from December 31, 1997 to September 30, 1998 was primarily attributable to the Company's final payment on the Cat Canyon field and the drilling program expenditures related thereto, and legal and consulting fees resulting from the Company's acquisition and financing efforts during 1998. Long-term liabilities as of September 30, 1998 amounted to $52,283.

To complete the purchase of the securities of Saba in the transactions described in Note 4 of the Notes to Consolidated Financial Statements presented elsewhere herein, the Company is currently endeavoring to obtain short-term bridge financing in the aggregate amount of $18 million. The Company is also considering a private placement of the Company's Series A Convertible Preferred Stock.

The Company's net cash used by operating activities increased from $170,682 for the nine months ended September 30, 1997 to $1,973,184 for the nine months ended September 30, 1998. This increase was primarily attributable to the Cat Canyon drilling program expenditures and legal and consulting payments resulting from the Company's acquisition and financing efforts during 1998.

The Company's net cash used by investing activities increased from $76,477 for the nine months ended September 30, 1997 to $1,180,560 for the nine months ended September 30, 1998. This increase was primarily attributable to the payments for the Cat Canyon field and other capital expenditures related thereto.

The Company's net cash provided by financing activities decreased from $602,722 for the nine months ended September 30, 1997 to $59,644 for the nine months ended September 30, 1998. Net cash provided by financing activities for the nine months ended September 30, 1997 included the issuance of common stock for cash in the amount of $600,000 and financing transactions related to the acquisition of a limited partnership.

Year 2000

Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in widespread miscalculations or system failures. Both information technology ("IT") systems and non-IT systems using embedded technology may be affected by the Year 2000. The Company does not utilize any proprietary computer software, but uses commercially available software programs from vendors such as Microsoft Corporation and Peachtree. The Company has been advised that the software it uses is Year 2000 compliant.

The Company has not completed its assessment of Year 2000 issues, in particular the process of verification of whether vendors, suppliers and significant customers with which the Company has material relationships are Year 2000 compliant. If the Company and such third parties are unable to address Year 2000 issues in a timely manner, it could result in material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. In addition, the Company plans to develop a Year 2000 contingency plan. The Company is currently not able to determine whether the Year 2000 will have a material effect on the Company's financial condition, results of operations or cash flows.

Inflation

The Company does not believe that inflation will have a material impact on the Company's future operations.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported in the Company's 1997 Annual Report on Form 10-KSB, on March 11, 1997 HVI-Oklahoma commenced a lawsuit in the District Court for Tulsa County, Oklahoma against David J. LaPrade, a former officer and director of HVI-Oklahoma, and Mr. LaPrade's current employer. The Company seeks to recover losses from the alleged breach of fiduciary duty, misappropriating confidential information and property of the Company, using it in unfair competition with the Company, interfering with the Company's existing and prospective relationships with its customers, interfering with the Company's relationships with its employees, and conversion of Company property. Mr. LaPrade has made counterclaims against the Company for breach of his employment agreement, libel and slander, and intentional infliction of emotional distress; he seeks actual damages in excess of $10,000 and punitive damages in an unspecified amount. As of September 30, 1998, the lawsuit was still pending. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

         Exhibit No.     Description

         10.1 Preferred Stock Transfer Agreement dated October 7, 1998 between the Company and RGC.

         10.2            Common Stock Purchase Agreement dated
                         October 8, 1998 between the Company and
                         Saba.

         10.3            Option Agreement dated July 22, 1998
                         between the Company and IPH.

         10.4            Promissory Note dated October 6, 1998
                         payable by the Company to IPH.

         10.5            Pledge Agreement dated October 6, 1998
                         between the Company and IPH.

         10.6            Promissory Note dated November 4, 1998
                         payable by the Company to IPH.

         10.7            Pledge Agreement dated November 4,1998
                         between the Company and IPH.

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



                                     HORIZONTAL VENTURES, INC.

Date: November 23, 1998             By:/S/ RANDEEP S. GREWAL
                                       _______________________
                                     Randeep S. Grewal, Chairman
                                     and Chief Executive Officer