Form 10KSB40
period 1998-12-31
GREKA ENERGY CORP
filed 1999-04-15
CIK 840402

U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                               Form 10-KSB

                               (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to _______________

                   Commission File No.:  0-20760

                        GREKA Energy Corporation
             (Name of small business issuer in its charter)

      Colorado                                  84-1091986
(State or other jurisdiction              (I.R.S. Employer
 incorporation or organization)           Identification Number)

630 Fifth Avenue, Suite 1501
New York, New York                                             10111
(Address of principal executive offices)                     (Zip Code)

             Issuer's telephone number: (212) 218-4680

    Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                       No Par Value Common Stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for 1998 were $145,813.

The aggregate market value of 2,472,768 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on April 14, 1999 of $8.00 as reported on the Nasdaq SmallCap Market System, was $19,782,144.

                   (ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 14, 1999, the issuer had 4,194,969 shares of common stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one).

Yes [ ]    No [X]


                              TABLE OF CONTENTS
                                                                  Page
PART I
   Item 1.  Description of the Business . . . . . . . . . .  . .    1
   Item 2.  Description of Property . . . . . . . . . . . . .  .
   Item 3.  Legal Proceedings .. . . . . . . . . . . . . . . . .
   Item 4.  Submission of Matters to a Vote of Security Holders .

PART II
   Item 5.  Market for Common Equity and Related Stockholder
                 Matters . . . . . . . . . . . . . . . . . . . ..
   Item 6.  Management's Discussion and Analysis . . . . . . . ..
   Item 7.  Financial Statements . . . . . . . . . . . . . . . ..
   Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure . . . . . .

PART III
   Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the
                  Exchange Act . . . . . .. . . . . . . . . . .
   Item 10. Executive Compensation . . . . . . . . . . . . . . . .
   Item 11. Security Ownership of Certain Beneficial Owners and
                  Management . . . . . . . . . . . . . . . . . . .
   Item 12. Certain Relationships and Related Transactions . . . .
   Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . .

Index to Consolidated Financial Statements and Schedules. . . .  .  F-1

SEC Definitions

     The terms below are used in this document and have specific SEC definitions as follows:

     Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.
Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

     Proved developed oil and gas reserves. Proved oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for implementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.


                                 PART I

Cautionary Information About Forward-Looking Statements

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act that include, among others, statements concerning:

     * the benefits expected to result from GREKA Energy's recent acquisition of Saba Petroleum Company discussed below, including

     *   synergies in the form of increased revenues,

     * decreased expenses and avoided expenses and expenditures that are expected to be realized by GREKA Energy and Saba as a result of the transaction, and

     * the complementary nature of GREKA Energy's horizontal drilling technology and certain Saba oil reserves, and

     *   other statements of:

     *   expectations,

     *   anticipations,

     *   beliefs,

     *   estimations,

     *   projections, and

     * other similar matters that are not historical facts, including such matters as:

     *   future capital,

     * development and exploration expenditures (including the amount and nature thereof),

     * drilling of wells, reserve estimates(including estimates of future net revenues associated with such reserves and the present value of such future net revenues),

     *   future production of oil and gas,

     *   repayment of debt,

     *   business strategies, and

     *   expansion and growth of business operations.

     These statements are based on certain assumptions and analyses made by the management of GREKA Energy in light of:

     *   past experience and perception of:

     *   historical trends,

     *   current conditions,

     *   expected future developments, and

     * other factors that the management of GREKA Energy believes are appropriate under the circumstances.

     GREKA Energy cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with:

     *   the financial environment,

     *   the regulatory environment, and

     *   trend projections,

that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document.

     Significant factors that could prevent GREKA Energy from achieving its stated goals include:

     * the failure by GREKA Energy to integrate the respective operations of GREKA Energy and Saba or to achieve the synergies expected from the acquisition of Saba,

     * the failure by GREKA Energy to obtain refinancing agreements or arrange for the payment of Saba obligations,

     *   declines in the market prices for oil and gas, and

     *   adverse changes in the regulatory environment affecting GREKA Energy.

     In addition, as discussed in Note 1 of the Notes to Consolidated Financial Statements of GREKA Energy contained elsewhere in this document, there currently is substantial doubt about GREKA Energy's ability to continue as a going concern.

     The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by GREKA Energy or persons acting on its or their behalf. GREKA Energy undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 1.  Description of Business.

Overview of GREKA Energy Corporation

     GREKA Energy Corporation, a Colorado corporation formerly known as Petro Union, Inc. and then Horizontal Ventures, Inc., is an independent energy company engaged primarily in the business of exploiting proven producing oil and gas reservoirs by utilizing a low cost proprietary short radius horizontal drilling technology to increase production rates. The horizontal drilling technology was developed and patented by Amoco and is licensed by Amoco to GREKA Energy.

     During 1997 and 1998, GREKA Energy was operationally dormant. During this period management focused substantially all of its efforts on:

     * the reorganization and emergence by Petro Union, Inc. from bankruptcy, which was concluded on March 26 1998, and which involved the 1997 acquisition of Horizontal Ventures, Inc., an Oklahoma corporation and also a licensee of the Amoco horizontal drilling technology,

     * raising funds to position GREKA Energy to capitalize on its horizontal drilling technology, which resulted in new equity financing of approximately $6 million during 1997, and

     * the acquisition of an operating oil and gas company with substantial reserves suited to exploitation by GREKA Energy's horizontal drilling technology, which culminated with the acquisition of Saba Petroleum Company effective March 24, 1999.

Business Strategy

     GREKA Energy is an integrated company committed to creating shareholder value by capitalizing on consistent cash flow hedged from oil price fluctuation within integrated operations, exploiting E&P opportunities and penetrating new niche markets utilizing proprietary technology with emphasis on short radius horizontal drilling technology patented by BP Amoco. GREKA Energy has oil and gas production and development activities in North and South America and the Far East, with primary areas of activity in Alberta, California, Louisiana, Texas, New Mexico, Colombia, Indonesia and China.

     Upon the closing of the acquisition of Saba, GREKA Energy commenced focusing this strategy on the improvement of production from Saba-owned oil properties in California. This production is intended to be used as feedstock for the Saba asphalt refinery in Santa Maria, California in order to increase the productivity of the refinery as part of GREKA Energy's hedge strategy against the volatility of oil prices.

Integrated Hedged Operations

     Hedged operations of GREKA Energy are planned to focus on the integration of its California assets, including an asphalt refinery and interest in heavy oil fields located in the Santa Maria Valley. To date, Saba has only been able to supply to the asphalt refinery 20% of its heavy oil requirements. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing the feedstock (heavy oil) into the refinery at cost. The planned integration of the refinery with the interests in the heavy oil producing fields should provide a stable hedge to GREKA Energy on each equity barrel. GREKA Energy's strategy in these integrated assets is two-fold:

       1. As the prices of heavy oil are at a historic low in the Santa Maria Valley, GREKA Energy intends to aggressively proceed with acquisitions that enhance the long-term feedstock supply to the refinery. These low oil prices add direct value to GREKA Energy's profitability.

       2. GREKA Energy intends to implement the proprietary Amoco Horizontal Drilling Technology to cost-efficiently boost production rates from the 150 potential drilling locations identified in the Santa Maria Valley.

     The two actions are targeted to increase the equity barrel throughput into the refinery from the current 1,750 barrels per day to 10,000 barrels per day by the year 2001. It is anticipated that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using the equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA Energy's shareholders.

Exploration & Production

     GREKA Energy plans to pursue domestic and international exploration projects that are synergistic with GREKA Energy's Amoco Horizontal Drilling Technology.

Amoco Horizontal Drilling Technology

     GREKA Energy plans to continuously pursue new, emerging opportunities in the energy business to identify and evaluate niche markets for its proprietary knowledge. Two specific niche targets are coal bed methane projects and gas storage. These opportunities should provide significant upside from the use of short horizontal laterals.

Acquisition of Saba Petroleum Company

     During the fourth quarter of 1998 and the first quarter of 1999, GREKA Energy entered into the following transactions culminating in the acquisition of Saba Petroleum Company effective March 24, 1999:

     On October 6, 1998, GREKA Energy entered into a Preferred Stock Transfer Agreement with RGC International Investors, LDC, by which GREKA Energy acquired on October 6, 1998 690 shares of the 8,000 shares of issued and outstanding Series A Convertible Preferred Stock of Saba held by RGC in exchange for cash in the amount of $750,000, of which $500,000 was borrowed from International Publishing Holding s.a., then a significant shareholder of GREKA Energy. GREKA Energy executed a Promissory Note to repay the $500,000 to IPH without interest on or before December 31, 1998, which maturity date subsequently was extended to May 31, 1999, in the form of cash or shares of Saba Series A Preferred Stock held by GREKA Energy. The Promissory Note is secured by a pledge of two-thirds of the Saba Series A Preferred Stock held by GREKA Energy. Under the Preferred Stock Transfer Agreement, GREKA Energy was granted the exclusive right until November 6, 1998 to acquire from RGC up to an additional 6,310 shares of Saba Series A Preferred Stock held by RGC in exchange for cash in the amount of approximately $6,859,000, with such exclusive right subject to an extension for an additional thirty days by GREKA Energy's payment of $500,000, which is nonrefundable. On November 6, 1998, GREKA Energy paid $500,000 to RGC to extend the term of the exclusive right until December 6, 1998. GREKA Energy did not exercise its right.

     On October 8, 1998 GREKA Energy and Saba entered into a Common Stock Purchase Agreement by which Saba agreed to issue to GREKA Energy an aggregate of 2,500,000 shares of Saba common stock as follows:

     * 333,333 shares of Saba common stock in exchange for $1,000,000 in cash by November 6, 1998, and

     * 2,166,667 shares of Saba common stock in exchange for $6,500,000 in cash by December 4, 1998.

     IPH in conjunction with GREKA Energy made open market purchases of just around 5% of the issued and outstanding shares of Saba common stock. By an Option Agreement dated July 22, 1998 between GREKA Energy and IPH, GREKA Energy acquired a call option to purchase the approximately 518,200 shares of Saba common stock purchased by IPH at an exercise price equal to the cost to IPH of acquiring such shares plus twenty percent, which was approximately $1,020,000. Subsequently, GREKA Energy during October and early November 1998 directly acquired 80,000 shares of Saba common stock in open market purchases at an aggregate cost of approximately $70,130.

     On November 6, 1998, GREKA Energy paid Saba $1,000,000 for 333,333 shares of Saba common stock under the Common stock Purchase Agreement and $500,000 to RGC to extend the term until December 6, 1998 of GREKA Energy's exclusive right to acquire the Saba Series A Preferred Stock from RGC pursuant to the Preferred Stock Transfer Agreement. These payments were financed by GREKA Energy's issuance to IPH on November 4, 1998 of a Promissory Note payable in the amount of $1,500,000, with 6% interest, by December 31, 1998. This note has now been extended to May 31, 1999. The Promissory Note is secured by GREKA Energy's pledge of all of the issued and outstanding shares of capital stock of HVI Cat Canyon, Inc., a wholly owned subsidiary of GREKA Energy.

     On November 23, 1998, as amended at closing on December 18, 1998 GREKA Energy entered into a Stock Exchange Agreement with Saba Acquisub, Inc., which owned 2,976,765 shares of Saba common stock. Saba Acquisub was controlled by Capco Resources Ltd. which is controlled by Ilyas Chaudhary, a former director and executive officer of Saba. Under the Stock Exchange Agreement, GREKA Energy acquired the Saba common stock owned by Saba Acquisub in exchange for the issuance by GREKA Energy to the shareholder of Saba Acquisub an aggregate of 1,340,000 shares of GREKA Energy common stock and Saba Acquisub was merged with and into GREKA Energy.

     On December 18, 1998, GREKA Energy and Saba entered into an Agreement and Plan of Merger, which was amended February 16, 1999, whereby GREKA Energy would acquire all of the remaining shares of Saba common stock and the shareholders of Saba other than GREKA Energy would receive shares of GREKA Energy common stock based on a contemplated exchange ratio of one share of GREKA Energy common stock for each six shares of Saba common stock. On March 19, 1999, the shareholders of GREKA Energy and Saba approved the acquisition transactions and on March 24, 1999 Saba became a wholly owned subsidiary of GREKA Energy.

     GREKA Energy believes that the acquisition of Saba represents a unique opportunity to capitalize on Saba's substantial oil and gas properties which are particularly suited to exploitation by GREKA Energy's horizontal drilling technology.

     GREKA Energy believes that Saba's Cat Canyon Field in California is an ideal field to apply horizontal drilling technology for the following reasons:

     * Mature Fields/Extensive Data. Cat Canyon is a mature field, discovered in 1908, that provides numerous abandoned or semi-abandoned wells to re-enter, and extensive geological information from which to develop an exploitation plan without much additional cost;

     * Hedge Against Oil Prices. Saba's Asphalt Refinery is fed by Saba's and GREKA Energy's Cat Canyon properties thus greatly reducing oil price risk from GREKA Energy's Cat Canyon development strategy.
         Since 1996, asphalt sales prices from the Asphalt Refinery have varied between $16.09 and $18.41 per barrel, -- while oil prices have varied between $7.17 and $17.38 during the same period. The primary objective will be to apply the proprietary cost effective horizontal drilling technology to create additional feedstock for the refinery and capitalize on the operational hedge per barrel.

     * Heavy Oil. Heavy oil, which is common to California fields, is typically more difficult to recover because much higher pressure differentials are necessary to force the oil up the well. Horizontal drilling allows more of the reservoir to be exposed and more oil to be recovered. Furthermore, short radius horizontals allow the pump mechanism to be placed much closer to the reservoir resulting in substantial productivity;

     * Abundance of Remaining Reserves. Because of the difficulty in recovering heavy oil from reservoirs, only about 10% of the original oil has been recovered. However, just a 1% increase in the oil recovered from the field would yield large returns for GREKA Energy; and

     * California Land Use Laws. Amoco's technology does not require the use of a full-size drilling rig and the building of a drilling site, which can be made prohibitively expensive by California land use laws. Amoco's technology can be applied on a workover rig with no new drilling site, eliminating the requirement for a drilling permit.
         The drilling permit process in California can take over six months to complete while GREKA Energy's rework permits typically take four days.

     GREKA Energy owns an asphalt refinery in Santa Barbara County, California that is fed by production from the central California region. Generally, the crude oil produced in these areas is of low gravity and is ideally suited as feedstock for asphalt. Furthermore, asphalt prices have historically been less volatile than feedstock prices, providing GREKA Energy with a hedge against oil price movements. This refinery was acquired from Conoco Inc. in 1994 and Conoco agreed to perform certain remediation and other environmental activities on portions of the refinery property through June, 1999.

     Throughput at the asphalt refinery has ranged between 2,000 to 4,500 barrels of oil per day while production capacity is approximately 10,000 Bopd. Only approximately 1,750 Bopd of the throughput has come from GREKA Energy's production. GREKA Energy believes that the asphalt refinery's margins will improve significantly as it increases production from the Cat Canyon field, providing additional feedstock and spreading the fixed cost of the refinery over more units produced. Furthermore, GREKA Energy intends to increase the throughput to 10,000 Bopd by 2001. GREKA Energy estimates that each 1,000 Bopd increase in equity throughput could yield approximately $2 million in additional earnings before interest, taxes, depreciation and amortization ("EBITDA") annually.

     The asphalt refinery is currently operated through a processing agreement with Crown Energy whereby Crown Energy markets the refined product and maintains the inventory. The majority of the day-to-day operations of the asphalt refinery are managed by GREKA Energy employees. Saba and Crown Energy each receive approximately 50% of the net income from the asphalt refinery. This processing agreement expires on April 30, 1999.

GREKA Energy's Strategy:

     * Exploit and Produce Reserves in California. GREKA Energy intends to apply the short radius horizontal drilling technology to exploit and produce reserves to maximize cash flow with minimal capital expenditures. GREKA Energy intends to first apply the technology on the Cat Canyon field in California,

     * Capitalize on the Asphalt Refinery to Increase Margins. GREKA Energy intends to increase throughput at the asphalt refinery to take advantage of the oil price hedge provided by the asphalt refinery and the significant additional cash flow generated by utilizing its excess capacity.

     * Divest Properties Not Consistent with Focus. GREKA Energy owns substantial acreage and exploration concessions in Colombia, Indonesia, Louisiana and New Mexico. GREKA Energy intends to sell or farm-out exploration concessions and properties where short radius drilling would not add significant value, and

     * Penetrate New Niche Markets. GREKA Energy intends to penetrate new niche markets in gas storage and coal bed methane where there is significant added value for its short radius drilling technology and is currently in discussions with companies.

Business of Saba Petroleum Company

     Saba Petroleum Company is an independent energy company engaged in the acquisition, development and exploration of oil and gas properties in the United States and internationally. Saba has grown primarily through the acquisition and exploitation of producing properties in California, Louisiana and Colombia. Saba has assembled a portfolio of over 200 potential development drilling locations.

     Saba currently depends on three material customers. These customers are Ecopetrol, Crown Energy and Omimex Resources, Inc. See the discussion elsewhere in this document of the pending sale of Sabacol's assets.

     At December 31, 1998, Saba had estimated proved reserves of 17.7 MMBOE, consisting of 13.9 MMBbls of oil and 22.99 Bcf of gas (3.8 MMBOE), with a PV-10 value of $23.2 million.

     Saba also owns an asphalt refinery in Santa Maria, California, where it currently processes approximately 4,000 Bopd.

Recent Saba Developments

Substantial Doubt About Saba's Ability to Continue as a Going Concern

     Saba's independent public accountants have included in their audit report for Saba's 1998 financial statements an explanatory paragraph which indicates that there is substantial doubt as to Saba's ability to continue as a going concern. This is due to the fact that Saba's current assets may not be sufficient to satisfy its current liabilities. Saba has violated certain of its debt covenants and has negative shareholders equity. Management's plans in this regard are discussed in Note 1 of the Notes to Consolidated Financial Statements of Saba appearing elsewhere in this document. GREKA Energy cannot assure you that these plans will be successfully implemented.

Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets

     On December 15, 1998, Saba announced that Sabacol, Inc., a wholly-owned subsidiary of Saba, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Central District of California on December 11, 1998. Sabacol's assets, located solely in Colombia, consist of a 50% interest in a 118-mile pipeline and varying interests in heavy oil producing properties. At the time of filing, Sabacol had a net book value of approximately $5.3 million with liabilities of $4.6 million. For the year ended December 31, 1998, the average daily production of Sabacol's interest in the Colombian properties was 2,256 Bopd and gross revenues were approximately $7.4 million. Sabacol filed the bankruptcy petition to protect its asset base and to provide adequate time to develop a reorganization plan. A new management team was appointed for Sabacol to protect its assets and develop an effective reorganization plan. However, GREKA Energy cannot assure you that a reorganization plan beneficial to Sabacol will be consummated. Neither GREKA Energy nor Saba were involved in the bankruptcy proceedings, guaranteed any of the Sabacol debt, and Sabacol's creditors do not have any right to proceed against GREKA Energy or Saba. Therefore, the bankruptcy of Sabacol is not expected to have any material adverse effect on GREKA Energy.

     On March 17, 1999, Sabacol entered into an agreement with Omimex, a privately held oil and gas company which operates a substantial portion of Saba's producing properties, whereby Sabacol is to sell to Omimex substantially all of its assets in exchange for:

     * the cancellation by Omimex of Saba Petroleum Company's $4.2 million promissory note to Omimex, along with approximately $206,000 in accrued interest, related to the loan under the terminated business combination agreement discussed below,

     * the cancellation by Omimex of Sabacol's net indebtedness to Omimex of approximately $2 million,

     * the assumption or payment by Omimex of Sabacol's Colombian tax liability of approximately $2.3 million, and

     * certain Omimex oil and gas properties and related assets located in California which are valued at approximately $1 million.

     The agreement provides that if the excess of the value of Sabacol oil and gas reserves over the value of the Omimex reserves acquired by Sabacol is greater as of January 1, 2000 than it was as of January 1, 1999, Sabacol will be entitled to additional consideration. If the increased value is $5 million or less, Omimex will have the option of paying such amount to Sabacol in cash or reassigning to Sabacol the 50% interest in the Velasquez-Galan pipeline in Colombia to be sold by Sabacol to Omimex. If the increase is greater than $5 million, Sabacol will have the option of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets to be purchased from Omimex. If this option is not exercised, Omimex will be obligated to either pay Sabacol $5 million in cash or reassign to Sabacol the Velasquez-Galan pipeline.

     The sale is contingent upon approval by the bankruptcy court, and Sabacol has filed a motion for an order by the court to approve the sale and upon completion of the sale to dismiss Sabacol's bankruptcy proceeding. A bankruptcy court hearing regarding the approval of the sale has been scheduled for April 23, 1999.

Loan from Omimex Under Terminated Business Combination Agreement

     As part of a terminated merger agreement between Omimex and Saba, Omimex lent to Saba approximately $4.2 million. The proceeds of this loan were used to redeem $2 million of stated value of Saba's Series A Preferred Stock (for approximately $2.15 million) and to pay $2 million on Saba's outstanding bank indebtedness. The loan by Omimex accrues interest at prime and was due 90 days after the termination of the merger agreement in August 1998.

     In compliance with procedures for securing the loan from Omimex, Sabacol's legal representative in Colombia executed, but did not present for notarial inscription by a Colombian notary public, a public deed or deeds to transfer to Omimex all of the right, title and interest of Sabacol in and to the Velasquez-Galan pipeline and delivered the deed(s) to Bank One, Texas, N.A., which is acting as the escrow agent. Sabacol also delivered to the escrow agent an irrevocable letter of authority authorizing the completion of the execution of the deed(s) before a Colombian notary public. The escrow agent had been instructed, by terms of an escrow agreement entered into between Sabacol, Omimex and Bank One, Texas, N.A., that in the event full payment of the Loan was delivered by December 14, 1998, then the escrow agent shall have immediately delivered to Omimex the payment and to Sabacol the deeds and the irrevocable letter of authority relating thereto for cancellation. In the event payment of the Loan in full was not delivered by December 14, 1998, then the escrow agent shall have immediately delivered to Omimex the deeds and the irrevocable letter of authority relating thereto. Thereafter, Omimex shall deliver the deeds and the irrevocable letter of authority to Omimex de Colombia, Ltd., a Delaware corporation and a wholly owned subsidiary of Omimex, for completion of the execution of the deeds before a Colombian notary public by Sabacol's legal representative. Full payment of the Loan was not delivered by December 14, 1998 to the escrow agent. On December 11, 1998, Sabacol filed for protection of its assets under Chapter 11 of the United States Bankruptcy Code. The deeds and the irrevocable letter of authority relating thereto were not delivered to Omimex on December 14, 1998 under the escrow agreement and the requirement to do so has been stayed pursuant to the Sabacol's petition for bankruptcy.

Bank Indebtedness

     As indicated above, as part of the terminated merger agreement with Omimex, Omimex lent to Saba $4.2 million, of which $2 million was applied to Saba's existing bank indebtedness with Bank One, Texas, N.A. The Bank consented to the borrowing from Omimex described in the preceding section and the application of the proceeds of the loan, including the redemption of $2 million stated value of Saba's Series A Preferred Stock. As a result of that payment and a payment of $300,000 which was made in May 1998 and continued to be payable each month thereafter by Saba, the Bank and Saba entered into a written amendment to the existing loan agreement extending the maturities of all three short term facilities to July 31, 1998. Approximately $4.5 million in principal amount of bank debt that matured for payment on July 31, 1998, has not been paid nor extended, and the borrowing base deficit of $______ million on the revolving loan at December 31, 1998, has not been satisfied, either by providing additional collateral to the Bank or reducing the principal balance that was outstanding at December 31, 1998. Saba's entire principal indebtedness to the Bank of $20.1 million was classified by Saba as currently payable at December 31, 1998. Additionally, Saba was not in compliance with the loan agreement's financial covenants at December 31, 1998. Saba and the Bank are in discussions to address such non-compliance. There is not any assurance that Saba will be successful in its discussions with the Bank to address such non-compliance.

     In connection with various borrowings from Bank One, Ilyas Chaudhary, a former director and executive officer of Saba, has guaranteed payment of approximately $3 million of Saba's debt to Bank One.

Sale of Certain Assets

     Saba has negotiated, and continues to pursue, the sale of certain producing oil and gas assets and real estate assets, the proceeds of which have been and will continue to be applied to reduce bank indebtedness and provide working capital. Saba sold its interest in over 150 producing wells in Michigan in July 1998 for a contract price of $3.7 million and two producing wells in Alabama in September 1998 for a contract price of $800,000. In December 1998, Saba entered into a letter of intent with Capco Development, Inc. to sell all of the outstanding stock of its wholly-owned subsidiary, Saba Energy of Texas, Inc., for a contract price of $5 million and a closing scheduled for December 31, 1999, subject to certain conditions and adjustments. At the closing, those properties of SETI that will be part of the sale shall include certain interests of SETI located in Michigan, New Mexico, Oklahoma, Texas, Utah, and Wyoming and excludes interests located in Louisiana.

Series A Convertible Preferred Stock

     On March 15, 1999, GREKA Energy entered into a term sheet with RGC International Investors LDC, the holder of Saba's Series A Convertible Preferred Stock, for RGC to exchange the balance of the preferred stock for a secured convertible note to be negotiated and thereafter issued by GREKA Energy to RGC.

GREKA Energy's Horizontal Drilling Technology

     Horizontal drilling has become widely accepted as a standard option for exploiting oil & gas resources. The principle advantage of horizontal drilling is that it results in a substantially greater surface area for drainage, and thus extraction of the oil from the reservoir. In industry terms this is referred to as communicating zones of permeability. The unique method of reentering a well and horizontal drilling patented by Amoco and licensed to GREKA Energy allows for turning while drilling, which can cause a vertical well to be horizontal in as little as 25 feet. Thus this technology provides considerable flexibility to the geologists and engineers in designing their well plans around geological formation and reservoir constraints to achieve maximum performance. Furthermore, this technique facilitates multi-laterals off an existing well bore, which avoids costly drilling of new wells, and has considerable advantages in shallow reservoirs where the traditional horizontal tools cannot be utilized due to their larger radius requirements and related economics.

     Drilling horizontal laterals has the potential to:

     * tap fresh oil by intersecting fractures, penetrating pay discontinuities and drain up-dip traps,

     *   correct production problems such as:

     *   water coning,

     *   gas coning, and

     * excessive water cuts from hydraulic fractures which extend below the oil-water contact, and

     *   supplement enhanced secondary and tertiary oil recovery techniques.

     The most common method of drilling a curved borehole utilizes a mud-motor to rotate the drill bit. This is often too expensive to be economical for re-entries in mature fields with well bore casings less than 5 1/2 inches. The lack of a cost-effective method to increase production in mature wells led
Amoco to devote significant resources in research and development in this area. The result was the development of its patented short radius horizontal drilling system. The primary advantages of the Amoco drilling system are:

     *   its short radius of curvature,

     *   it costs approximately one-fifth of traditional mud motors,

     * it takes only ten days to drill and yet provides all the benefits of a horizontal well.

     The Amoco short radius rotary steerable horizontal drilling system is capable of drilling a 3.875" inch hole from inside 4.5" inch casing, or a 4.5" hole from inside 5.5" casing and larger. The radius of curvature ranges from 30 feet and up, with lateral departures up to 1,000 feet. Multiple laterals can be drilled in opposing directions or in the same direction, with kick-off points spaced a minimum of eight feet apart. Compatibility with any circulating medium including mud, foam or air mist allows for a variety of applications.

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

     Management of GREKA Energy considers this proprietary technology a leading edge and a ground floor opportunity as both a producer and service provider to other producers. GREKA Energy management believes that through the utilization of this system GREKA Energy has the ability to cost-effectively drill lateral completions and re-entries in shallow oil and gas producing zones where existing technology has not been available or affordable. As drilling new wells from the surface is not a necessity and current production infrastructures can be utilized, GREKA Energy anticipates that the economics of this system will be improved. Management of GREKA Energy believes that potential zones such as shale gas and coalbed methane that contain trillions of cubic feet of untapped reserves in the United States are candidates for short radius horizontal drilling technology.

Organizational History of GREKA Energy

     GREKA Energy Corporation was formed in 1988 as a Colorado corporation under the name of Kiwi III, Ltd. On May 13, 1996, GREKA Energy, then known as Petro Union, Inc., filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code. On August 28, 1997, the Bankruptcy Court for the Southern District of Indiana issued an order confirming Petro Union's First Amended Plan of Reorganization. Under the Plan the unsecured creditors of Petro Union received an aggregate of 100,000 shares of Petro Union common stock (for clarity, the no par value common stock as is currently authorized for GREKA Energy is sometimes referred to herein as the "New Common Stock"). The holders of Petro Union's $.125 par value common stock ("Old Common Stock") received one share of New Common Stock for each 220 shares of Old Common Stock held, and the Old Common Stock was canceled. Accordingly, the 17,537,945 outstanding shares of Old Common stock were converted into approximately 80,000 shares of New Common stock.

     Petro Union satisfied the claims of its two debtor-in-possession financiers, Pembrooke Holding Corporation and International Publishing Holding s.a. as follows: Pembrooke received $100,000 in cash and 49,999 shares of New Common Stock. IPH received 40,000 shares of New Common Stock and a call option exercisable for a period of 36 months to acquire ninety percent of Petro Union's wholly-owned subsidiary, Calox Corporation, which holds as its only asset a limestone reserve in Monroe County, Indiana. The exercise price to acquire such ninety percent interest is $3.5 million.

     The Plan also provided for a share exchange transaction by which the shareholders of Horizontal Ventures, Inc., an Oklahoma corporation of which Randeep S. Grewal was President, acquired 590,000 shares of New Common Stock in exchange for all of the issued and outstanding capital stock of Horizontal Ventures. In addition, under the Plan 70,000 shares of New Common Stock were issued to Mr. Grewal and 70,000 shares of New Common Stock were issued to Richard D. Wedel, who was an executive officer of Petro Union, for services performed by each of them during the bankruptcy proceedings. Petro Union subsequently changed its name to Horizontal Ventures, Inc.

     The bankruptcy court approved the final accounting and closed the bankruptcy proceedings on March 26, 1998.

     Effective March 22, 1999, Horizontal Ventures, Inc. changed its name to GREKA Energy Corporation. Effective March 24, 1999, GREKA Energy acquired Saba Petroleum as a wholly owned subsidiary.

Marketing

Marketing of Saba's Asphalt Refinery Production

     GREKA Energy's asphalt refinery in Santa Maria, California produces light naphtha, kerosene distillate, gas oils and numerous cut-back, paving and emulsion asphalt products. Historically, marketing efforts have been focused on the asphalt products which are sold to various users, primarily in the Central and Northern California areas. Distillates are readily marketed to wholesale purchasers.

     GREKA Energy regards the refinery as a valuable adjunct to its production of crude oil in the Santa Maria Basin and surrounding areas. Generally, the crude oil produced in these areas is of low gravity and makes an excellent asphalt. Recent prices for asphalt exceed market prices for crude and costs of operating the refinery. GREKA Energy believes that as road building and repair increase in California and surrounding western states, the market for asphalt will expand significantly.

Marketing of GREKA Energy's Oil and Gas Production

     The prices obtained for oil and gas are dependent on numerous factors beyond the control of Saba, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. Substantially all of Saba's North American crude oil production is sold at the wellhead at posted prices under short term contracts, as is customary in the industry. No one customer accounted for more than ten percent of the sales of Saba's North American production during 1998 except Crown Energy which accounted for 47% of such sales. Saba's Colombian oil production, which is, and as a practical matter can only be, sold to Ecopetrol, accounted for 37% of total oil and gas revenues in 1998.

     The market for heavy crude oil produced by Saba from its Central Coast Fields in California differs substantially from the remainder of the domestic crude oil market, due principally to the transportation and refining requirements associated with California heavy crude oil. The prices realized for heavy crude oil are generally lower than those realized from the sale of light crude oil. GREKA Energy's Santa Maria refinery uses essentially all of its Central Coast Fields' crude oil, in addition to third party crude oil, to produce asphalt, among other products. Ownership of the refinery gives GREKA Energy a steady market for its local crude oil which is not enjoyed by producers generally.

Marketing of GREKA Energy's Non-Saba Exploitation & Production

     Significant and lucrative markets exist for the application of the niche technology for GREKA Energy's short radius horizontal drilling know-how. Mature fields are in abundance throughout the world where the operators are faces with declining production, uncertain oil prices and upcoming costs to abandon and plug the uneconomic wells at their production rates. Such an environment creates a unique market for GREKA Energy in being able to acquire through a conservative selection process. Primary acquisitions candidates will have existing production, existing operating infrastructure and facilities, geological formations conducive to the technology, well bores and pay zones under ten thousand feet with sufficient recoverable oil in place. As an example, GREKA Energy has found that California is a unique opportunity due to its stringent new drilling regulations. GREKA Energy's activities are essentially "re-work" negating any lengthy approvals through the regulatory authorities. Such an environment has created "pockets" of opportunity whereby significant recoverable oil has been left in place by the majors and thereafter operators rather than attempt a costly endeavor to drill new wells in urban areas. GREKA Energy intends to pursue such opportunities.

Competition

     Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. GREKA Energy believes that the locations of its leasehold acreage, its exploration, drilling and production capabilities and the experience of its management and that of its industry partners generally enable GREKA Energy to compete effectively. Many of GREKA Energy's competitors, however, have financial resources and exploration, development and acquisition budgets that are substantially greater than those of GREKA Energy, and these may adversely affect GREKA Energy's ability to compete, particularly in regions outside of GREKA Energy's principal producing areas. Because of this competition, GREKA Energy cannot assure you that GREKA Energy will be successful in finding and acquiring producing properties and development and exploration prospects.

     Management of GREKA Energy believes it has an advantage over its horizontal drilling due to its level of field expertise in applying the patented Amoco Short Radius Horizontal Drilling technology and its ability to provide these at a fraction of the cost of the competition. Although, Amoco has provided licenses to others, GREKA Energy feels that its experience and two prong global approach is sheltered from any of the other licensees who are concentrating on services within their respective geographical area. The acquisition criteria is also unique to the application of the niche short radius horizontal technology and as to the best of management's knowledge, none of the other licensees are drilling for their own account, GREKA Energy has not felt any competitive pressure relative to its acquisition strategy to date.

Governmental Regulation

     The following discussion of regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which operations of GREKA Energy may be subject.

Price Controls on Liquid Hydrocarbons

     Oil sold by GREKA Energy is no longer subject to the Crude Oil Windfall Profits Tax Act of 1980, as amended, which was repealed in 1988. As a result, GREKA Energy sells oil produced from its properties at unregulated market prices.

Federal Regulation of First Sales and Transportation of Natural Gas

     The sale and transportation of natural gas production from properties owned by GREKA Energy may be subject to regulation under various federal and state laws including, but not limited to, the Natural Gas Act and the Natural Gas Policy Act, both of which are administered by the Federal Energy Regulatory Commission. The provisions of these acts and regulations are complex. Under these acts, producers and marketers have been required to obtain certificates from FERC to make sales, as well as obtaining abandonment approval from FERC to discontinue sales. Additionally, first sales have been subject to maximum lawful price regulation. However, the NGPA provided for phased-in deregulation of most new gas production and, as a result of the enactment on July 26, 1989 of the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA with respect to "first sales" were terminated by not later than January 1, 1993. FERC jurisdiction over transportation and sales other than "first sales" has not been affected.

     Because of current market conditions, many producers, including GREKA Energy, are receiving contract prices substantially below most remaining maximum lawful prices under the NGPA. Management believes that most of the gas to be produced from GREKA Energy's properties is already price-deregulated. The price at which such gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil. At present, two factors affecting prices are gas-to-gas competition among various gas marketers and storage of natural gas. Moreover, the actual prices realized under GREKA Energy's current gas sales contracts also may be affected by the nature of the decontrolled price provisions included therein and whether any indefinite price escalation clauses in such contracts have been triggered by federal decontrol.

     The economic impact on GREKA Energy and gas producers generally of price decontrol is uncertain, but it currently appears to be resulting in lower gas prices. Currently, there is a surplus of deliverable gas in most areas of the United States and, accordingly, it remains possible that gas prices will continue to remain at relatively depressed levels or decrease further. Moreover, many gas sales contracts provide for price redetermination upon decontrol, and, as a result, it is possible that the newly redetermined prices applicable under such contracts are likely to reflect the lower prices prevalent in today's market. Producers such as GREKA Energy or resellers may be required to reduce prices in order to assure continued sales. It is also possible that gas production from certain properties may be shut-in altogether for lack of an available market.

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

     On April 8, 1992, FERC issued Order 636, which is intended to restructure both the sales and transportation services provided by interstate natural gas pipelines. The purpose of Order 636 is to improve the competitive structure of the pipeline industry and maximize consumer benefits from the competitive wellhead gas market. The major function of Order 636 is to assure that the services non-pipeline companies can obtain from pipelines is comparable to the services pipeline companies offer to their gas sales customers. One of the key features of the Order is the "unbundling" of services that pipelines offer their customers. This means that pipelines must offer transportation and other services separately from the sale of gas. The Order is complex, and faces potential challenges in court. GREKA Energy is not able to predict the effect the Order might have on its business.

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

     There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the petroleum industry. It is impossible to predict what proposals will be enacted and what effect, if any, such proposals would have on GREKA Energy.

State and Local Regulation of Drilling and Production

     State regulatory authorities have established  rules and regulations
requiring   permits for drilling, drilling bonds and reports concerning operations. The states in which GREKA Energy operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also pro-rate production to the market demand for oil and gas.

Environmental Regulations

     Operations of GREKA Energy are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Such laws and regulations may also restrict air or other pollution resulting from GREKA Energy's operations. Moreover, many commentators believe that the state and federal environmental laws and regulations will become more stringent in the future. For instance, proposed legislation amending the federal Resource Conservation and Recovery Act would reclassify oil and gas production wastes as "hazardous waste". If such legislation were to pass, it could have a significant impact on the operating costs of GREKA Energy, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, including states in which GREKA Energy has operations, and these various initiative could have a similar impact on GREKA Energy.

     GREKA Energy has not filed any reports with estimates of its reserves with any federal authority or agency, other than the Securities and Exchange Commission and the Department of Energy.

Operational Hazards and Insurance

     GREKA Energy's operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     GREKA Energy has $2,000,000 of general liability insurance. GREKA Energy's insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on GREKA Energy's financial condition and results of operations. Moreover, no assurance can be given that GREKA Energy will be able to maintain adequate insurance in the future at rates it considers reasonable.

Employees

     As of March 31, 1999, GREKA Energy and its subsidiaries had 95 employees, consisting of 90 full-time employees and 5 part-time employees. None of GREKA Energy's employees is subject to a collective bargaining agreement. GREKA Energy considers its relations with its employees to be satisfactory.

Item 2.  Description of Property.

GREKA Energy's Properties as of December 31, 1998

California Cat Canyon Field

     In October 1997, GREKA Energy acquired a 200 acre lease within the Santa Maria basin in California. The purchase price was $1.65 million and included all the formations along with all the infrastructures that includes two separate gathering systems and 20 well bores of which ten are producing.

     Following in-depth evaluations, GREKA Energy believes that significant enhancements focused primarily on its niche short-radius horizontal drilling know-how can result in sustained increase of oil production. Based on these evaluations, a drilling program funded by GREKA Energy's financial resources has been activated.

     In view of the acquisition Saba's Cat Canyon properties where all the gathering systems are already in place, management of GREKA Energy has decided to focus its activities in California, and thus placed GREKA Energy's program in Illinois on hold until preferable summer weather conditions exist to facilitate the commencement of drilling and completion programs.

Limestone Properties

     Indiana - Monroe Field. GREKA Energy owns through its wholly owned subsidiary, Calox Inc, a 355 acre limestone property located in Monroe County, Indiana. GREKA Energy owns the land, timber and all the mineral rights associated with the property. The limestone deposits are made up of Salem limestone, which produces a high industrial grade calcium oxide or calcium carbonate used in scrubbing machinery that cleans the gaseous emissions from coal burning generators.

     As GREKA Energy is focused on its oil and gas activities, this property has been identified as a non-core unit and thus optioned out. International Publishing Holding s.a., a significant shareholder of GREKA Energy, holds a three year option expiring on September 9, 2000 to acquire 90% of the shares of Calox for $3.5 million. Thus, GREKA Energy will retain a 10% interest in the reserve, divest itself from its non-oil and gas activity and obtain $3.5 million of funds to invest in its core industry. In the event IPH does not exercise its option, GREKA Energy is confident that it will be able to divest this lucrative property for at least the same value to another company.

Oil and Gas Reserves

     GREKA Energy's oil and gas properties are primarily based in California and Illinois though the area of focus since the acquisitions had been primarily California. GREKA Energy engaged Netherland, Sewell & Associates, Inc. to evaluate the California properties while the Illinois properties were evaluated by independent engineers and geologists namely Mr. John Combs and Joseph Wilderman. Estimates are based on a review of production histories and geologic reports provided to the independent engineers by GREKA Energy.

     As a part of the decision to acquire Saba, management recently decided not to continue to pursue the Illinois properties. This effectively eliminates 94,080 bbls of Proven Developed Non-Producing oil and 1,732,305 bbls of Proven Undeveloped oil from the 1997 reserves set forth below. This has the additional effect of reducing future net reserves in all categories except Proven Developed Producing by approximately two-thirds.

     The present values of estimated future net revenues as of December 31, 1998 (discounted at 10% per annum) set forth in the table below are not intended to represent the current market value of the estimated oil and gas reserves owned by GREKA Energy. For further information concerning the present value of future net revenue from these proved reserves, see the Notes to the Consolidated Financial Statements of GREKA Energy located elsewhere herein.

                                                              Future Net
                               Reserves                       Revenue $
                             ______________             ___________________

                           Oil
                           (bbls)                       Total        PV-10
Proven Developed
Producing                   -                          $   -       $   -

Proven Developed
Non-Producing            127,261                       $105,700    $ 42,500

Proven
Undeveloped              122,960                       $386,100    $218,200

Total Proven             250,221                       $491,800    $260,700

Other                       -                          $   -       $   -

Total Reserves           250,221                       $491,800    $260,700


     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth above represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of different engineers often vary. For example, GREKA Energy has substantially increased its proved undeveloped reserves from initial reserve estimates made at the time of certain acquisitions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and costs, that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Oil and gas prices have fluctuated widely in recent years.

Production

     The following table sets forth the average sale price, the average production cost (lifting costs) and net production to GREKA Energy for each of the last three fiscal years of oil and gas production in the Illinois Basin (Illinois, Indiana, and Kentucky) per unit of production (oil barrels, bbl; gas, mcf;):

                                                    Illinois
                                                   -----------

                                    1996              1997              1998
                                    ----              ----              ----
Average Sales Price
    Per Unit:
         Oil                       $20.42            $19.21            $  -

Lifting Costs Per Unit:
         Oil                       $10.94                $6.80           $  -

Net Production to
    GREKA Energy:
         Oil                         1,252              450               -

                                                   California
                                                   ----------

                                   1996*             1997*              1998
Average Sales Price
    Per Unit:
         Oil                          -              $10.55             $6.33

Lifting Costs Per Unit:
         Oil                          -               $5.31             $7.68

Net Production to
    GREKA Energy:
         Oil (Bbls)                   -               1,832            12,935


*There was no activity in California prior to 1997.

Acreage

     The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by GREKA Energy as of December 31, 1998, and includes the 150 net acres owned as of year end. Undeveloped acreage includes leasehold interests which may already have been classified as containing proved undeveloped reserves.


                         Developed Acreage(1)      Undeveloped Acreage
                         --------------------      -------------------

                           Gross       Net         Gross         Net
California                  185        150           -            -
Illinois                     -          -            -            -

    Total                   185        150           -            -


Drilling Activity

     The following table sets forth the wells drilled or re-entered and horizontally re-drilled and completed by GREKA Energy during the last three fiscal years:

                               1996               1997              1998
                               ----               ----              ----
                            Gross   Net        Gross   Net       Gross   Net
Development:
      Oil                      3   .375           2    1.67         1   .795
      Gas                      -     -            -      -          -     -
      Non-Productive           -     -            -      -          1   .795

   Total                       3   .375           2    1.67         2   1.59



(1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of GREKA Energy's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

The following table sets forth information relating to the number of oil wells in which GREKA Energy owned a working interest:

                                                          Gross     Net
Proven Developed Producing                                  -        -
Proven Developed Non-Producing                              3       2.39
Proven Undeveloped - Re-Entries
 of Existing Wells                                          -        -
Proven Undeveloped - New Wells                              1        .795


GREKA Energy has a 100% working interest in all of the above wells.

Development Exploitation Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by GREKA Energy in its development, exploration and acquisition activities during the last three fiscal years:

                                 1996               1997               1998
                                 -----              ----               ----
Development Costs               $90,000           $132,564           $667,919

Exploration Costs                   -                  -                  -

Acquisition Costs:
   a) Unproved Properties           -                  -                  -
   b) Proved Properties           _______        1,650,000                -

Total Capital Expenditures       $90,000        $1,782,564           $667,919


Title to Properties

     Substantially all of GREKA Energy's property interests are held by leases from third parties. A title opinion is typically obtained prior to the commencement of drilling operations on properties. GREKA Energy has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. GREKA Energy's properties are subject to customary royalty interests, liens for current taxes and other burdens which GREKA Energy believes do not materially interfere with the use of or affect the value of such properties. GREKA Energy performs only a minimal title investigation before acquiring undeveloped properties.

Offices

     GREKA Energy leases approximately 1,000 square feet of office space at 630 Fifth Avenue, Suite 1501, New York, New York, for its executive offices on a one year lease. GREKA Energy's operational and field offices are located in Santa Monica, California, Bogata, Colombia, Beijing, China, and Oklahoma City and Tulsa, Oklahoma.

Saba Petroleum Company's Properties as of December 31, 1998

     Saba owned interests in approximately _____ wells at December 31, 1998. The majority of these wells are concentrated along the central cost of California and in the Middle Magdalena Basin of Colombia. These regions, which primarily produce a low gravity/high viscosity or "heavy" oil, will be the focus of near-term development drilling activities. Saba also operates wells and has exploration and development activities in several states outside of California and, through a majority-owned subsidiary, in western Canada. Saba's evaluation of international projects resulted in the acquisition of exploration projects in Indonesia and China.

United States

     California

     Approximately 18% of Saba's proved reserves at December 31, 1998 (3.2 MMBOE) were located in four onshore fields in California's central coast region. Daily production from the Central Coast Fields averaged _________ BOE for the year ended December 31, 1998, representing _____% of Saba's total production. Saba operates all of its wells in the Central Coast Fields. Saba also holds interests in other California areas, which represented 3% (0.7 MMBOE) of Saba's proved reserves at December 31, 1998. Daily production from these other interests averaged _____ BOE for the year ended December 31, 1998, representing _____% of Saba's total production. Further, Saba has interests in several high risk exploratory projects.

     Louisiana

     Approximately 20% of Saba's proved reserves at December 31, 1998 (3.6 MMBOE) were located in two fields in Louisiana. An interest in one of these fields was first acquired during 1996, the other in 1997, with additional interests in both fields acquired in April 1998. Saba's share of daily production from the Louisiana fields averaged _____ BOE for the year ended December 31, 1998, representing_________% of the Company's total production.

     Other States

     In addition to its California and Louisiana properties, Saba owns producing properties in a number of other states, primarily New Mexico and Texas, which collectively represented 4% of Saba's proved reserves at December 31, 1998 (0.8 MMBOE). Daily production from these properties averaged _______ BOE for the year ended December 31, 1998, representing ______% of Saba's total production. However, GREKA Energy plans to sell some of the non-core assets in some of those states. See "Recent Developments - Sale of Certain Assets."

International

     Colombia

     Approximately 45% of Saba's proved reserves at December 31, 1998 (8.1 MMBOE) were located in several fields in Colombia's Middle Magdalena Basin. Daily production from these fields averaged 6,500 Bopd for the year ended December 31, 1998, representing ______% of Saba's total production. Saba also holds a 50% interest in the 118-mile Velasquez-Galan Pipeline, which connects the fields to a 250,000 Bopd government-owned refinery at Barrancabermeja. See "Recent Developments - Terminated Business Combination." Saba and Omimex, the operator of the fields, have formulated a plan for drilling approximately 200 development wells.

     During 1997, Saba and the operator participated in the drilling or recompletion of thirteen wells in the Teca and South Nare Fields. All of the wells drilled were productive and the operator is installing steaming equipment. Saba and the operator also reentered a suspended well acquired from Texaco and drilled to an are under the Magdelena River and recompleted the well as productive of approximately 30 Bopd without artificial stimulation. Both Saba and the operator believe that another two wells should be drilled into the area in an effort to establish an additional commercial area. During the year ended December 31, 1998, Saba and the operator participated in the drilling and completion of seven wells in the Teca and South Nare Fields. Three additional wells were recompleted during the year ended December 31, 1998. Sabacol, a subsidiary of Saba and owner of Saba's properties in Colombia, has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and has entered into an agreement to sell substantially all of its assets. See "Business of Saba Petroleum Company - Recent Saba Developments - Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

     Canada

     Approximately 7% of Saba's proved reserves at December 31, 1998 (1.3 MMBOE) were located in Canada. Daily production from these properties, which are owned through an approximately 74%-owned subsidiary of Saba, averaged _____ BOE for the year ended December 31, 1998, representing ____% of Saba's total production.

     Other International Properties

     In September 1997, Saba and Pertamina, the Indonesian state-owned oil company, signed a production sharing contract covering 1.7 million unexplored acres on the Island of Java near a number of producing oil and gas fields. This agreement will require Saba to spend approximately $17.0 million in a multi year project. In addition to the approximate $_____ million expended as of December 31, 1998. GREKA Energy is seeking a joint venture partner to share the costs of this project; however, the recent economic turmoil in Indonesia may affect the timing and terms of such agreement.

     In July 1997, Saba entered into an agreement to become the operator and a 75% working interest holder of two exploration licenses which cover a 123,000 acre exploration area in southern Great Britain. On March 31, 1998, Saba assigned a 3.75% carried working interest in the first well to be drilled on this concession as payment of a finder's fee. By agreement dated April 14, 1998, Saba sold on behalf of its net interest in this concession to Omimex at Saba's cost. A formal assignment has not been conveyed to Omimex and Saba continues to hold Omimex's interest in the prospect in trust. Saba has incurred costs of approximately $__________ as of December 31, 1998, in connection with the concession acquisition and drilling of an exploratory well on the concession. The well did not encounter hydrocarbons and has been abandoned. Results from the initial well did not condemn the entire prospect and data obtained from the test well is being evaluated for further interpretation. Saba has not yet executed the joint operating agreement for the prospect. While holding Omimex's interest in trust, Saba may be liable to Omimex if it were to execute the joint operating agreement that provides for foreclosure upon a working interest owner due to non-payment.

     From January 1, 1992 through December 31, 1998, Saba completed ____ property acquisitions with an aggregate purchase price of approximately $____ million. These properties, as improved through Saba's development efforts and including associated drilling activities, represented approximately ______ MMBOE of proved reserves as of December 31, 1998. Saba's all-in-finding costs for these acquisitions and related activities have averaged $______ per BOE.

    Exploration and Development Drilling Activities

     Saba has identified a number of drilling locations on its properties located in the United States, primarily in California, Louisiana and New
Mexico. Saba also pursues the acquisition of high potential exploration prospects to enhance its inventory of drilling opportunities. Beginning in 1997, Saba initiated exploration activities in Indonesia, Great Britain and California. It has recently completed the analysis of a 3-D seismic survey covering some 10,500 acres of land in which it has interests in the area of the Coalinga oil field in Kern County, California, resulting in defining a number of drillable prospects; has entered into an agreement with a subsidiary of Chevron Corp. by which Saba will analyze Chevron 3-D seismic data covering lands in Kern County, California, and if warranted, will drill exploratory wells on Chevron fee lands. See "Property - California
Exploration Ventures"  and  "Exploration  and  Development   Drilling
Activities  -  Other International Properties."

    GREKA Energy's 1999 capital expenditure budget for the Saba properties is dependent upon the price for which its oil is sold and upon the ability of Saba to obtain external financing. Subject to these variables, GREKA Energy has budgeted a minimum of $_____ million and a maximum of $______ million for capital expenditures during 1999, consisting of only absolutely essential capital expenditures. GREKA Energy currently is budgeting one year at a time and has deferred any long term capital expenditure program. GREKA Energy has deferred certain capital expenditures in the following areas:

      *   Coalinga exploration project in California,

      * other California projects, where farmouts are actively being sought for some properties and where development work has been delayed,

      *   Indonesia, where spending  has  been  significantly reduced, and

      * Louisiana, where a seismic study and other developmental work has been delayed.

    GREKA Energy may elect to make further deferrals of capital expenditures if oil prices remain at current levels. Capital expenditures beyond 1999 will depend upon 1999 drilling results, oil price levels and the availability of external financing.

     Beginning in June 1997, Saba initiated use of another enhanced production technique known as SAGD. This technique involves drilling two horizontal wells in a parallel configuration, one above, and within a short distance of, the other. After drilling is complete, steam is injected into the upper wellbore, which creates a steam chamber and heats the oil so that it may flow by gravity to the lower producing wellbore for extraction. The SAGD
process  has been successfully   employed  by  other  companies  in  Canada
in thick reservoirs containing viscous oils, similar to those found in areas of the Central Coast Fields. Although this technique is initially more costly than employing a single horizontal well, Saba anticipates that it will result in increased rates of production and recovery and lower per-unit production costs. Saba has drilled one pair of SAGD wells on its Gato Ridge Field and is awaiting local permits before initiating steaming operations, but does not anticipate commencing such operations until oil prices improve.

     California

     Saba's drilling operations in California are focused on the Central Coast Fields, which consist of four onshore fields that collectively comprise approximately 4,525 gross (4,487 net) developed acres and 1,139 gross (1,138 net) undeveloped acres. Saba intends to capitalize on the potential of these properties through a five year multiwell drilling program. The Central Coast Fields consist of the Cat Canyon, Gato Ridge, Santa Maria Valley and Casmalia fields. Saba also has producing properties in Ventura, Solano, Kern and Orange Counties, California. Of these properties, Saba regards the Cat Canyon and Gato Ridge fields, both heavy oil properties, as the most significant and upon which it has focused its development
drilling  efforts.   Aggressive  development activities during 1997, in
contemplation of significantly increased production, included the installation of surface facilities for handling much more oil than Saba presently produces from the properties. The recent decline in oil prices coupled with the drilling results of the 1997 program render it doubtful that GREKA Energy will realize its initially projected rates of return. In addition to the producing properties, Saba has several exploratory projects in California. See "Property-California Exploration Ventures."

     Overall, Saba during 1998 experienced a ___% increase in annual production from its California properties (from 904 MBOE in 1997 to ______ MBOE in 1998). The development costs incurred by Saba in California during 1998 were $_______ million. The economic benefits derived from the program were substantially below Saba's expectations. Notwithstanding the 1998 results, GREKA Energy believes that the focus on the Central Coast Fields will ultimately be justified. This belief is based in part on the established synergy between production from the Central Coast Fields and the asphalt refinery located in Santa Maria, in that Saba is able to sell its production to the refinery at a price reflecting a premium to market. Generally, the crude oil produced in the Santa Maria Basin is of low gravity and makes an excellent asphalt. Recent prices for asphalt exceed market prices for crude oil and costs of operating the refinery. Saba believes that as road building and repair increase in California and surrounding western states, the market for asphalt will expand significantly.

     To date, Saba has drilled and completed 13 horizontal wells in the Sisquoc sands of the Cat Canyon Field. Twelve of these wells are currently producing at rates from 40 to 140 Bopd; the thirteenth well has encountered a sand intrusion problem which Saba is attempting to rectify. Saba also drilled one pair of SAGD wells in the Gato Ridge Field, which is awaiting local permits and oil price increases before production will be attempted. Two horizontal wells drilled to test a different zone in this field have encountered severe sand production and are presently planned to undergo recompletion operations during 1999. During 1998, Saba drilled ___ wells in the Casmalia Field.

     Louisiana

     Saba acquired an 80% working interest in the Potash Field in September 1997 and the remaining 20% working interest in April 1998. Proved reserves of Saba's interest in the field were approximately 13.7 Bcf and approximately 1.1 MMBbl at December 31, 1998. Saba's share of daily production from the Potash Field, including the 1998 acquired interest, averaged ____ Bopd and _____ MMcfd for the year ended December 31, 1998. Increases in productivity and possibly reserves are expected to be achieved through completion of a number of potential zones presently behind pipe in existing wells. These potential producing zones range in depth from 1,500 to 15,000 feet. Further technical programs, including a possible 3-D seismic shoot, are planned to evaluate the exploration potential of Saba lands associated with this field. Saba owned a 40.5% working interest in the Manila Village Field and acquired an additional 10.2% working interest in April 1998. Saba may be subject to certain environmental liabilities with respect to its interest in the Manila Village Field. Saba's net reserves at December 31, 1998, including the 1998 acquired interest, were approximately 187 MBbl and 73 MMcf. Saba's share of daily production, including the 1998 acquired interest, averaged _______ BOEPD for the year ended December 31, 1998. A 3-D seismic program is scheduled for 1999 or beyond to determine additional opportunities to further develop this field.

     Colombia

     Saba owns interests in two Association Areas (Cocorna and Nare) and one fee property (Velasquez) all of which are located in the Middle Magdalena Basin, some 130 miles northwest of Bogota, Colombia. The Association Areas encompass several fields, some of which are partially developed and some of
which await development.   The Teca, Nare  and  Velasquez   fields  are
presently under development. The Association Areas, Nare and Cocorna, are held under Articles of Association between Empresa Petroleos Colombiana and Saba's predecessor in interest, a subsidiary of Texaco, Inc. Each Association Area is large enough to encompass more than one commercial area or field.

     Saba and Omimex, the operator of the fields, have formulated a development program which includes, pending regulatory approval, the drilling of approximately 200 development wells through the year 2001 at an average depth of 2,900 feet. During 1997, Saba and its operator successfully completed or reworked fourteen wells of the development program, which wells have met or exceeded initial production expectations. The 200 well program is a refinement of an approximate 600 well program originally designed by Texaco. The Texaco program was not implemented due to what Saba believes was Ecopetrol's concern with refinery capacity and oil prices. The ability of Omimex, as operator of the fields, to implement the development program is dependent on the approval of Ecopetrol and the Colombian Ministry of the Environment. Saba and Omimex have submitted an application for an omnibus approval of the drilling of the remainder of the 200 well program; failing receipt of the omnibus approval, the companies would continue to seek approval for drilling such wells in segments. In 1997, approval was obtained for the drilling of 21 development wells in the Teca and Nare Fields, 13 of which were completed during the year. Also, a well under the Magdalena River was recompleted and plans to drill two additional wells which, if commercial, should establish a new commercial area for development. In the Velasquez Field, the operator recompleted a behind pipe zone in three gross (0.75 net) wells in 1997. Initial per well production rates ranged from 142 Bopd to 223 Bopd. Studies to date indicate up to 23 wells with behind pipe zones suitable for recompletion. During the year ended December 31, 1998, ________ wells were drilled and completed in the Teca and Nare Fields and ________ wells were recompleted in the Velasquez Field. Sabacol, a subsidiary of Saba and owner of Saba's properties in Colombia, has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and has entered into an agreement to sell substantially all of its assets to Omimex. See "Business of Saba Petroleum Company - Recent Saba Developments
- Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

     Canada

     Saba's Canadian properties, which are owned through Beaver Lake (Alberta Stock Exchange), represented approximately 23% of Saba's standardized measure value at December 31, 1998. The Canadian properties produced an average of ______ BOEPD for the year ended December 31, 1998, from ______ wells covering _______ gross (_______ net) developed acres, most of which are located in the province of Alberta. These properties had proved reserves of 1.3 MMBOE at December 31, 1998. The information presented has not been adjusted for the approximate 26% minority interest in Beaver Lake held by others. See "Business -- Exploration and Development Drilling Activities -- Other United States and Canadian Properties."

    Other International Properties

     In September 1997, Saba and Pertamina, the Indonesian state-owned oil company, signed a production sharing contract covering 1.7 million unexplored acres on the Island of Java near a number of producing oil and gas fields. Saba is required to spend approximately $17.0 million over a multi year period on this project, in addition to the approximate $______ million
expended as of December 31, 1998 on  bonus  payments,   data   acquisition
and geophysical investigation. GREKA Energy expects to identify drilling locations based on geologic trends identified through its review of existing seismic data, satellite images and the results of a potential 3-D seismic program to be performed in 1998 and 1999. Saba has held discussions with several potential joint venture partners with a view to negotiate a participation agreement. In view of this, Saba has slowed its pace of activity. The recent civil and economic turmoil in Indonesia may affect the timing and the terms of such agreement.

     In July 1997, Saba entered into an agreement to participate in two exploration licenses which cover a 123,000 acre exploration area in southern Great Britain in which Saba had a right to acquire a 75% working interest earned upon drilling and payment of its share of costs. On March 31, 1998, Saba assigned a 3.75% carried working interest in the first well to be drilled on this concession as payment of a finder's fee. By agreement dated April 14, 1998, Saba sold one half of its net interest in this concession to Omimex at Saba's cost. A formal assignment has not been conveyed to Omimex and the Company continues to hold Omimex's interest in the prospect in trust. Saba had incurred costs of approximately $__________ at December 31, 1998 in connection with the concession acquisition and drilling of an exploratory well on the concession. The well did not encounter hydrocarbons and has been abandoned. Results from the initial well did not condemn the entire prospect and data obtained from the test well is being evaluated for further interpretation. Saba has not yet executed the joint operating agreement for the prospect. While holding Omimex's interest in trust, Saba may be liable to Omimex if it were to execute the joint operating agreement that provides for foreclosure upon a working interest owner due to non-payment.

    Other United States Properties

     Other than its California and Louisiana properties, Saba had interests in over ____ oil and gas wells at December 31, 1998, located principally in Texas, Michigan, New Mexico and Oklahoma, with other interests located in Utah, Wyoming, and Alabama. Saba seeks to acquire domestic and international producing properties where it can significantly increase reserves through development or exploitation activities and control costs by serving as operator. Saba believes that its substantial experience and established relationships in the oil and gas industry enable it to identify, evaluate and acquire high potential properties on favorable terms. As the market for acquisitions has become more competitive in recent years, Saba has taken the initiative in creating acquisition opportunities, particularly with respect to adjacent properties, by directly soliciting fee owners, as well as working and royalty interest holders, who have not placed their properties on the market. Saba also plans to expand its existing reserve base by acquiring or participating  in  high  potential exploration prospects  in  known
productive  regions.   Saba  believes  these activities complement its
traditional development and exploitation activities. In pursuing these exploration opportunities, Saba may use advanced technologies, including 3-D seismic and satellite imaging. In addition, Saba may seek to limit its direct financial exposure in exploration projects by entering into strategic partnerships.

Oil and Gas Properties

     At December 31, 1998, on a standardized measure value basis, approximately 22% of Saba's proved reserves were in California, primarily in the Central Coast Fields and approximately 45% were attributable to Saba's Colombian properties.

     The following table summarizes Saba's estimated proved oil and gas reserves by geographic area as of December 31, 1998. The following table includes both proved developed (producing and non-producing) and proved undeveloped reserves. Approximately 42% of the total reserves reflected in the following table are proved undeveloped. There can be no assurance that the timing of drilling, reworking and other operations, volumes, prices and costs employed by the independent petroleum engineers will prove accurate. Since December 31, 1998, oil and gas prices have generally increased. At such date, the price of WTI crude oil as quoted on the New York Mercantile Exchange was $________ per Bbl and the comparable price at March 31, 1999 was $_______. Quotations for the comparable periods for natural gas were $______ per Mcf and $_____ per Mcf, respectively.

     The proved developed and proved undeveloped oil and gas reserve figures are estimates based on reserve reports prepared by Saba's independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves comprise a substantial portion of Saba's reserves and, by definition, had not been developed at the time of the engineering estimate. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on Saba and its operations.

                                   December 31, 1998

                       Proved Reserves, net                     PV-10 Value
                  Gross        Oil          Gas
 Property        Wells (1)   (MBbls)      (MMcf)  MBOE   Dollar Value   %
 --------       ---------   -------      ------  ----  ------------   -------
                                                        (In thousands)
California:
Cat Canyon                     2,339       356   2,398    3,712         16
REDU                             158        -      158       67         -
Santa Maria                     252        351     310      315          1
Bellridge                       349        186     380      872          4
Other                           629        250     671      705          3

  Total
   California                   3,727     1,144  3,918    5,671         24

Louisiana
Potash Field                   1,083      13,678 3,362     6,148         27
Manila Village                   187          73   199       562          2

  Total
   Louisiana                   1,269       13,751 3,561    6,710         29

Other United States
Texas                            212        597     311      805          3
New Mexico                       327       946      485    1,769          8
Other                             29       480      109      255          1

  Total Other
   United States                 568      2,023     905    2,829         12

  Total United
   States                      5,564      16,918  8,384   15,210         66

Colombia                       8,060         -    8,060    3,700         16
Canada                           281      6,080   1,294    4,241         18

  Total
   International               8,341      6,080   9,354    7,941         34
Total                         13,905     22,998  17,738   23,151         100
                 =====      ======      ======   ======   ========     =====


--------------
(1) Includes locations attributed to proved undeveloped reserves and wells in which Saba holds royalty interests.

     California

     Producing Properties

     Saba operates most of its wells in the Central Coast Fields and maintains an average working interest in these wells of ______% and an average net revenue interest of ________%. These fields produced ________ net BOEPD for the year ended December 31, 1998 and had proved reserves at December 31, 1998 of 3.9 MMBOE.

     Cat Canyon Field. The Cat Canyon Field is Saba's principal California producing property, representing approximately 16% of Saba's standardized measure value at December 31, 1998. This field, which covers approximately 1,775 acres of land is located in northern Santa Barbara County and was acquired by Saba in 1993. At the time of acquisition, there were 89 producing wells and 74 suspended wells, all of which were vertically drilled to either the Sisquoc or Monterey Formations (lying between approximately 2,400 feet and 3,400 feet and 4,000 feet and 6,600 feet, respectively). At the time of acquisition, average production was 425 Bopd and for the year ended December 31, 1998, average production was approximately _______ Bopd. Daily production varies depending upon various factors, including normal decline in production levels, the production of newly drilled wells and whether remedial work is being done on wells in the field. The field produces a heavy grade of viscous oil, which is in demand at Saba's Santa Maria Refinery. The property is considered (as are many heavy oil properties) a high production cost field and reductions in prices paid for crude generally affect such properties more dramatically than higher gravity lower production cost fields.

     Saba owns a 100% working interest (99.7% net revenue interest) in approximately 45 producing wells and a number of non-producing wells located in this field which consists of two major producing horizons, the Sisquoc and the Monterey. The Sisquoc formation, which consists of a number of separate zones, is divided by two major north-south trending faults into three separate and distinct areas. The area between the faults contains the bulk of the productive reservoir volume and has the highest cumulative production. A portion of that area was the subject of a waterflood instituted in 1962 by a previous operator. The waterflood was not economically successful. Saba believes that the two faults are sealing faults, thus preventing communication with the portions of the field lying outside of the fault block, which areas were not the subject of waterflood operations.

     In 1995, Saba drilled its first horizontal well into the Monterey formation. The well developed mechanical problems and operations were suspended. Saba has deferred attempts to correct the problem until such time as oil prices increase sufficiently to justify further efforts. In 1996, Saba initiated its present horizontal well drilling program in the Cat Canyon Field by drilling five horizontal wells into the Sisquoc formation S1b sand (which is one of the multiple separate sand bodies comprising the Sisquoc formation). Of the five wells, three wells were drilled in the central fault block, on which a waterflood operation was previously conducted, and one in each of the eastern and western portions of the field. The well in the western portion of the field initially produced at rates approaching 400 Bopd and, as expected, has declined to a present rate of approximately 130 Bopd. Wells drilled into the Sisquoc formation may be expected to produce varying amounts of formation water as part of the production process. The well drilled in the eastern portion of the field has encountered mechanical problems and plans are to rework the well during 1998. The three wells drilled in the central portion, or waterflood area of the field, developed initial production rates of approximately 150 Bopd per well and have declined to approximately 40 Bopd per well. In 1997, Saba continued its horizontal drilling program in the Cat Canyon Field by drilling eight additional wells into the Sisquoc S1b sand. Of the eight wells, five were drilled into the waterflood area and the remaining three were drilled into other areas. Year end average production rates for the wells in the waterflood area were 82 Bopd and 1,100 barrels of water per day per well. Production rates for the other wells were 88 Bopd and 13 barrels of water per day per well. The wells drilled into the central waterflood area, as expected, are producing oil with high volumes of residual water from the prior waterflood operations. Saba believes that by using high volume pumps and lifting large volumes of fluid, the ratio of oil to total fluids produced will gradually increase. Production declines have been in line with Saba's expectations of roughly a 40-50% decline in production during the first 12 months of the wells' operation, followed by a more moderate 10% annual decline in production. Results from the horizontal well drilling program have not met Saba's expectations and continuing study is being given to the field to determine how to maximize production. In addition, Saba has implemented measures designed to ensure that operations are conducted with greater efficiency.

     In addition to the Cat Canyon Field, Saba has interests in a number of fields in California, none of which had a standardized measure value equal to five percent or more of the standardized measure value of Saba's proven reserves at December 31, 1998. Among such fields are the following:

     Richfield East  Dome Unit (REDU).   The REDU unit, which represented
approximately 0.2% of Saba's standardized measure value at December 31, 1998, is located in Orange County, California and covers approximately 420 acres. Saba is the operator of this unit and owns a working interest of 50.6% and a net revenue interest of 40.8%. The unit is under waterflood in the Kraemer and Chapman formations and contains approximately 68 producing wells, 39 shut-in wells and 54 water injection wells. Saba conducted remedial operations on this property during 1997 which resulted in increasing production by approximately 100 Bopd. Saba owns fee interests in lands in this unit which it believes will be developable for real estate purposes as oil operations are curtailed.

     Other. Saba also owns other producing properties located in Santa Barbara, Ventura, Solano, Kern and Orange counties, California, which in the aggregate represented approximately ______% of Saba's standardized measure value at December 31, 1998.

     California Exploration Ventures

     Coalinga Exploratory Prospect, Kern County, California. Saba has acquired leases covering approximately 3,600 acres of land and contractual rights covering an additional approximate 7,000 acres of land in the region of the prolific Coalinga oil field in the San Joaquin Valley of California. Saba has participated in a 16 square mile 3-D seismic survey covering this area and has partially interpreted the survey. Nineteen anomalies have been identified in the prospect area, covering five potentially productive zones, ranging in depth from 6,500 to 12,000 feet. Saba was obligated to drill a test well by December 31, 1998. Because of low oil prices and the poor economic conditions in the oil industry, GREKA Energy intends to seek an extension of time to drill such a test well. Under the agreement, Saba would bear 100% of the cost of the wells, which is estimated at approximately $300,000 in the aggregate as a dry hole and $450,000 as a completed well. Saba would have an 85% working (68% net revenue) interest in the wells.

     Northern California Exploratory Project. In late 1997, Saba entered into a joint venture with a large independent company and a company in which Rodney
C. Hill, a former director, has a financial interest, to acquire a multi-thousand acre block of oil and gas leases and drill an exploratory well for gas on such block. Saba has a 30% initial interest in the exploratory well to earn a 20% working interest in the well and in the block and any additional wells that may be drilled by the venture thereon. Saba regards the project as a high risk venture with possible commensurate returns. The initial objective was the sands of the Cretaceous Age at a depth of approximately 8,500 feet. Lease acquisition costs are estimated at approximately $300,000 to the venture and the cost of the well is estimated at approximately $1,250,000. An exploratory well was drilled on this prospect during March and April 1998 and has been abandoned. A technical review of the land block is being performed.

     Louisiana

     Manila Village is located in Jefferson Parish, Louisiana. Saba operates this property and at year end 1998, owned a working interest of 50.7% (34.5% net revenue interest). The property represented approximately 2% of Saba's standardized measure value at December 31, 1998. The property covers approximately 450 gross acres of land covered by shallow waters, and is located approximately forty miles south of New Orleans. There are six producing wells that produced an average of approximately ______ BOEPD for the year ended December 31, 1998. Saba is participating in a 3-D seismic program which includes the field and expects that the results of the survey will assist Saba in its evaluation of additional drilling opportunities in the field.

     Potash Field, which is located in Plaquemines Parish, Louisiana, was acquired by Saba in September 1997. Saba operates all of the wells in the property that represented approximately 27% of Saba's standardized measure value at December 31, 1998. The property is a salt dome feature originally discovered by Humble Oil and Refining Company and covers approximately 3,600 acres. The property is located in a shallow marine environment southeast of New Orleans. At year end 1998, Saba owned a 100% working interest and a 84.5% net revenue interest in this property, on which are located ten active wells and a number of shut-in or suspended wells. Average production from the property for the year ended December 31, 1998, was _______ BOEPD. Saba believes that remedial work on several of the wells will result in increased production levels. The salt dome feature in the field has not been fully explored. Saba plans on conducting a 3-D seismic survey to delineate the field. Production in this field is from multiplay zones, the deepest of which is 15,000 feet.

     The Louisiana properties in which Saba has producing oil and gas fields were damaged by the 1998 Hurricane Georges. Although portions of the properties were minimally damaged, others were considerably damaged. Initial assessments did not indicate environmental problems; however, tanks, piping, living quarters and other equipment have been heavily damaged, causing delays in resuming operations. Saba's insurance carrier has been contacted to process a claim.

     Other United States Properties

     In addition to its California and Louisiana properties, Saba owns producing properties in a number of states, primarily New Mexico, Michigan, Texas and Oklahoma, which collectively represented approximately 12% of Saba's standardized measure value at December 31, 1998. At such date, these properties had proved reserves of 0.9 MMBOE. Production from the properties approximated ______ BOEPD for the year ended December 31, 1998. (see "Saba - Recent Developments - Sale of Certain Assets") The principal producing property is:

     Southwest Tatum Field, which is located in Lea County, New Mexico was acquired by Saba as an exploratory project in late 1996. Saba holds leases covering approximately 2,000 gross acres of land, in which Saba has a working interest of 50% (38.75% net revenue interest). During the last part of 1996, Saba, as operator, commenced the drilling of a 14,000 foot exploratory Devonian test well. In addition to the deepest zone, the Devonian (which has been abandoned after having produced in excess of 20,000 barrels of high gravity oil), the well has three other potential oil producing zones. Saba has recompleted the well in the shallower Cisco zone. A second reentry well to test the shallower zones was completed in September 1997. A gas sales line was completed in February 1998, allowing for gas sales from the two wells. Two additional wells were drilled on this property in 1998 at an approximate cost of $350,000 each to Saba's interest. One well was completed in September 1998 in the Cisco zone, and the other was drilled in August 1998 and is being tested. The property produced approximately ______ BOEPD for the year ended December 31, 1998.

     Colombian Properties

     General

     Saba's Colombian operations are conducted on two Association Areas and one mineral fee property. These properties are located in the Middle Magdalena Basin of Colombia, some 130 miles northwest of Bogota. Saba and Omimex acquired their interests in the Middle Magdalena Basin properties from Texaco in 1994 and 1995 transactions; each has a 25% working (20% net revenue) interest in Nare and Cocorna Association properties, while Ecopetrol, the Colombian state oil company owns the remaining 50% working interest. The mineral fee property, Velasquez, is owned 75% by Omimex and 25% by Saba. The three areas cover 52,894 gross acres of land. The Nare Association is the northernmost area in which Saba has an interest and covers approximately 37,164 gross (approximately 9,300 net) acres of land. The exploitation and development of the Teca and Nare Fields, and the adjacent Nare North, Chicala and Morichi Fields are governed by the association contract originally entered into between Ecopetrol and Texaco in 1980. Under these contracts, the cost of exploratory wells is borne solely by Saba and its partner, who are entitled to all revenues from such wells. Once an area within an Association is declared to be a commercial area by Ecopetrol, Saba and its partner each receives 20% of the crude oil produced at these fields, while Ecopetrol receives 40% of production and the Colombian government receives the remaining 20% of production in the form of royalties. A commercial area is roughly equivalent to a field. Each of Saba and its partner bears 25% of the production costs of commercial areas and Ecopetrol is responsible for the remaining 50%. The exploitation rights under these contracts expire in September 2008 and are not renewable by Saba under their current terms. Saba understands that legislation is being considered by the Colombian government which would permit such extensions to be obtained. Saba intends to seek an extension of these contracts; however, no assurance can be given that any extension will be granted or that the terms on which any extension may be obtained will be acceptable to Saba. Omimex anticipates that the costs associated with preparing the necessary documentation for applying to extend the terms of the exploitation rights on the North Nare Field through 2030 will cost approximately $1 million. On October 2, 1998, Saba agreed with Omimex that it will pay up to $500,000 to prepare such documentation if the contract for the North Nare Field is extended. The $500,000 will be payable by Saba in January 1999.

     Generally, as in the case of Saba's interests under the Nare and Cocorna Associations, the Articles require that the contracting oil company perform various work obligations (including the drilling of any exploratory wells) at its cost on the lands covered by the Articles, and allow production of hydrocarbons for a stated period of years. Upon discovery of a field capable of commercial production and upon commencement of production from that field, Ecopetrol reimburses the contracting party out of Ecopetrol's share of production for 50% of the allowable costs. Thereafter, costs of operations and working interest revenues are shared 50% by Ecopetrol and 50% by the contracting oil company, which in this case is Omimex and Saba, as successors to Texaco, the original contracting party. The working interest is subject to a royalty of 20% which is paid to Ecopetrol on behalf of the Colombian government. Several of the fields in the contract area owned by Saba and Omimex have been declared to be commercial areas, but a number of other areas have not yet been so designated. Approval of both Ecopetrol and the Ministry of the Environment is required to implement a development program. The Cocorna Concession area, located within the Cocorna
Association, which was acquired by Saba from Texaco, has reverted to Ecopetrol because of the expiration of the term of the Articles governing that field.

     Description of the Properties

     As of the date of this report:

     * three fields within the Cocorna Association have been declared commercial by Ecopetrol:

     *   Teca (approximately  1938  acres),

     *   Toche (approximately 150 acres), and

     *   South Cocorna (approximately 700 acres), and

     * four fields within the Nare Association have been declared commercial:

     *   South Nare (approximately  660 acres),

     *   North Nare  (approximately  1,700  acres),

     *   Chicala (approximately 830 acres), and

     *   Moriche  (approximately 1085 acres).

   Saba's Teca and Nare Fields, which represented approximately _____% of Saba's standardized measure value at December 31, 1998, produced an average of 1.87 MBopd for the year ended December 31, 1998 and ________MBOPD for the year ended December 31, 1998, from 309 wells covering 2,598 gross (649 net) developed acres and is the primary producing area. Saba owns a 25% mineral fee interest in the Velasquez Field which covers approximately 3,800 gross (950 net) acres of land, and produced an average of 505 Bopd for the year ended December 31, 1997 and ______ Bopd for the year ended December 31, 1998.

     Saba's Colombian properties in the aggregate represented 8.1 MMBOE at December 31, 1998 or approximately 46% of Saba's total proved reserves and approximately 16% of Saba's standardized measure value at that date. The following table provides information concerning Saba's interest in the commercial areas and fee minerals in Colombia.

                                                   Average Daily Barrels of
                      Proved Reserves    Number        oil produced for the
                      at Dec. 31, 1998     of              year ended
Field Name                (MMBbls)       Wells          December 31, 1998
-------------------   ----------------   ------      -----------------------
Velasquez

North Nare

Magdalena/Cocorna

Teca & South Nare
                       ==============    =======         ===============
Total
                       ==============    =======         ===============


     Production from all of the fields comes from relatively shallow reservoirs lying at approximate depths of from 1,200 to 3,000 feet. All of the production (save that produced from the Velasquez field) is of a relatively heavy grade of crude oil, generally in the area of 10(Degree) to 13(Degree) gravity API. Wells generally produce small amounts of formation water in conjunction with oil. Because of the viscosity of the oil, wells are initially produced without artificial stimulation and thereafter stimulated by cyclic steam injection. Wells cost approximately $250,000 to $300,000 to the total working interest, depending upon depth.

     During 1997, Saba and the operator participated in the drilling or recompletion of thirteen wells in the Teca and South Nare Fields. All of the wells drilled were productive and the operator is in the process of installing steaming equipment. During 1998, Saba and the operator participated in the drilling and completion of ____ wells in the Teca and South Nare Fields.

     Saba and Omimex reentered a suspended Texaco drilled well to an area under the Magdalena River and recompleted the well as productive of approximately 30 Bopd without artificial stimulation. Both Saba and the operator believe that another two wells should be drilled into the area in an effort to establish an additional commercial area. Should those efforts be successful, it is believed that from 15 to 20 additional drilling locations would be established. In the Velasquez field, Saba and Omimex recompleted three wells in a behind-pipe zone. Initial per well production rates range from 142 Bopd to 223 Bopd. Studies to date indicate up to 23 additional wells with behind pipe reserves suitable for recompletion. ______ additional wells were recompleted during 1998.

     During 1997, the operator in conjunction with Saba formulated a plan for the drilling of approximately 200 development wells in the Nare North, Chicala and Moriche fields. This program, subject to regulatory approval, would be implemented through the year 2001. Saba is also considering joining in a development program at the Velasquez property.

     Sabacol is not the operator of the Colombian properties in which it has an interest and has notified the operator of Sabacol's intent to audit all relevant operating documents and all financial transactions for 1996, 1997 and 1998. Any potential future action would be based on results of the audit. In December 1998, a new management team was appointed for Sabacol to protect its assets and develop an effective reorganization plan. Sabacol has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and has entered into an agreement to sell substantially all of its assets. See "Business of Saba Petroleum Company - Recent Saba Developments - Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

     In the event Sabacol's interest in the Colombian pipeline is transferred to a third party while Sabacol maintains its interest in the Colombian production, Sabacol may be subject to a tariff in excess of the current rate charged to Sabacol by the current owner of the remaining 50% interest in the pipeline. In or about July 1998, the pipeline was affected by guerrilla activity.

     Crude Oil Sales and Pipeline Ownership

     All of Saba's crude oil produced at Saba's properties in Colombia has been sold exclusively to Ecopetrol at negotiated prices. See "Business - Marketing of Production." The contract price for the oil in which Saba has an interest may be reduced significantly as of January 1, 1999. In conjunction with its purchase of interests in the Nare Association, Saba also purchased a 50% interest in the 118-mile Velasquez-Galan Pipeline, which connects the fields to the 250,000 Bopd Colombian government-owned refinery at Barrancabermeja. See "Exploration and Development Drilling Activities - Colombia." The pipeline transports oil from Saba's fields, together with a lighter crude oil supplied by Ecopetrol which acts as a diluent to Saba's heavier crude, and crude oil from other adjacent fields. The pipeline generates revenues through collection of tariffs for the use of the pipeline. Throughput on this pipeline in September 1998 averaged 28,900 Bopd of which Saba's share was approximately 2,100 Bopd. In addition to the operator and Saba, three other companies transport their crude oil through the pipeline at tariff rates established by Colombian authorities. Saba and the operator have considered expansion of the pipeline system if additional production is developed by operators in the area. See "Saba - Recent Developments - Terminated Business Combination; Bankruptcy of Sabacol, Inc."

     Canadian Properties

     Saba's Canadian properties, which are owned through Beaver Lake, represented approximately 18% of Saba's standardized measure value at December 31, 1998. The Canadian properties produced an average of _____ BOEPD for the year ended December 31, 1998, from wells covering ________ gross (_______ net) developed acres, most of which are located in the province of Alberta. These wells had proved reserves of 1.3 MMBOE at December 31, 1998. The information presented has not been adjusted for the approximate 26% minority interest in Beaver Lake held by others.

     Other International Properties

     Saba has oil and gas projects in Indonesia and Great Britain as described in "Exploration and Development Drilling Activities."

Oil and Gas Reserves

     Saba's proved reserves and standardized measure value from proved developed and undeveloped oil and gas properties in this document have been estimated by the following independent petroleum engineers. In 1996, 1997 and 1998, Netherland, Sewell & Associates, Inc. prepared reports on Saba's reserves in the United States and Colombia and Sproule Associates Limited prepared a report on Saba's Canadian reserves. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by Saba. In accordance with the SEC's guidelines, Saba's estimates of future net revenues from Saba's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalation. Future net revenues at December 31, 1998, reflect weighted average prices of $8.29 per BOE compared to $13.13 per BOE and $17.05 per BOE as of December 31, 1997 and 1996, respectively. There have been no reserve estimates filed with any other United States federal authority or agency, except that Saba participates in a Department of Energy annual survey, which includes furnishing reserve estimates of certain of Saba's properties. The estimates furnished are identical to those included herein with respect to the properties covered by the survey.

     The following tables present total estimated proved developed producing, proved developed non-producing and proved undeveloped reserve volumes as of December 31, 1996, 1997 and 1998, and the estimated present value of future net revenues ("PV 10") (based on current prices and costs at the respective years end, using a discount factor of 10 percent per annum). As used herein, the term "proved undeveloped reserves" are those which can be expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir. There can be no assurance that these estimates are accurate predictions of reserves or of future net revenues from oil and gas reserves or their present value. As indicated elsewhere, the prices received for oil and gas have increased since the preparation of the 1998 year end engineering estimates.

                                     Estimated Proved Oil and Gas Reserves

                                                   At December 31,
                                         ---------------------------------
                                          1996          1997         1998
                                         ------        ------       ------
Net oil reserves (MBbl)
   Proved developed producing........    12,029       13,977         6,661
   Proved developed non-producing....     1,367        2,639         1,775
   Proved undeveloped................    13,283        7,309         5,469
                                         ------        ------       ------
    Total proved oil reserves (MBbl)..   26,679       23,925        13,770
                                         ======        ======       ======
Net natural gas reserves (MMcf)
   Proved developed producing.........   12,659       11,995         5,252
   Proved developed non-producing.....    1,516        5,407         5,865
   Proved undeveloped.................    9,490       13,894        11,880
                                         ------        ------       ------
    Total proved natural gas
      reserves (MMcf) ................   23,665       31,296        22,997
                                         ======        ======       ======

Total proved reserves (MBOE)..........   30,623       29,141        17,738
                                         ======       ======        ======


     Estimates of proved reserves may vary from year to year reflecting changes in the price of oil and gas and results of drilling activities during the intervening period. Reserves previously classified as proved undeveloped may be completely removed from the proved reserves classification in a subsequent year as a consequence of negative results from additional drilling or product price declines which make such undeveloped reserves non-economic to develop. Conversely, successful development and/or increases in product prices may result in additions to proved undeveloped reserves.


                                              Estimated Present Value of
                                                 Future Net Revenue

                                                    At December 31,
                                        -------------------------------------
                                          1996             1997        1998
                                          ----             ----        ----
PV-10 Value                                           (In thousands)
   Proved developed producing.......... $ 84,916        $ 62,215      $ 9,406
   Proved developed non-producing......    9,227          16,097       7,369
   Proved undeveloped..................   61,796          40,317       6,376
                                        --------         --------    --------

      Total..........................   $155,939        $118,629      $23,125
                                        ========         ========    ========


As used herein, the terms "proved oil and gas reserves," "proved developed oil and gas reserves," and "proved undeveloped reserves" have the meanings defined by the SEC as set forth in the Table of Contents to this document. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

    Colombia

     Oil produced from Saba's Middle Magdelena Basin Fields, after being sold to Ecopetrol, is processed in a 250,000 Bopd government owned refinery in Barrancabermeja, Colombia. Saba believes that the refinery has sufficient unused throughput capacity to satisfy any reasonably foreseeable increase in production that might be achieved from Saba's Colombian exploration and development program. The refinery is connected to Saba's Colombian fields through the 118-mile Velasquez-Galan Pipeline owned by Saba and its partner. The pipeline is currently operating at approximately 12,000 Bopd (together with 18,000 Bbls of diluent per day) and has the capacity to carry approximately 20,000 Bopd (together with 30,000 Bbls of diluent per day). Accordingly, significant capacity exists for additional throughput. Saba owns a 50% interest in the Velasquez-Galan Pipeline and is working with Omimex, the owner of the remaining 50% interest, to explore the feasibility of extending it to an export terminal on the Colombian coast. The pipeline currently generates tariff revenue from the transportation of oil produced for Ecopetrol's interest and by other producers in the area. The tariff revenue is sufficient to cover the direct expenses associated with the operation of the pipeline. See "The Company - Recent Developments - Terminated Business Combination." See also the discussion elsewhere herein of the pending sale of assets by Sabacol.

     The formula for determining the price paid for oil produced at the Teca-Nare Fields is based upon the average of two price baskets of fuel:
(A) a crude fuel oil basket (1% sulphur United States Gulf Coast and Ecopetrol fuel oil for exportation) and (B) an international crude basket (Maya, Mandji and Isthmus) adjusted for gravity API and sulphur content. The average of Baskets A and B is then discounted based on the price of West Texas Intermediate ("WTI") crude oil, an industry posted price generally indicative of prices for sweeter, lighter crude oil. If WTI is less than $16.00 per Bbl, the average of Baskets A and B is discounted by $1.65 per Bbl; if WTI is between $16.00 and $20.00 per Bbl, the average of Baskets A and B is discounted by $2.05 per Bbl; and if WTI is greater than $20.00 per Bbl, the average of Baskets A and B is discounted by $2.45 per Bbl. The formula may be adjusted by Ecopetrol in February 1999. Ecopetrol is required to pay for oil produced at the Teca-Nare Field in the following denominations: 75% in United States dollars paid in the United States and 25% in Colombian pesos paid in Colombia.

     For production from its Velasquez Field, Saba receives a contracted price of between $6.00 and $7.00 per Bbl for basic production of up to 34 MBbl per month. For incremental production above such amount, Saba receives a price equal to the average of (a) the prior quarter average of the prices of Baskets A and B and (b) the average international price of crude oil from the Velasquez and Tisquirama Fields in Colombia, which average is then discounted by approximately 47%.

     The average sales price of Saba's Colombia production was $______ per Bbl for the year ended December 31, 1998, and $12.04 per Bbl in 1997, representing approximately _____% and 64.6%, respectively, of the average posted price per Bbl for WTI crude oil during those periods.

     The following table summarizes sales volume, sales price and production cost information for Saba's net oil and gas production for each of the years in the three-year period ended December 31, 1998.


                            Year Ended December 31,
                       --------------------------------
                        1996         1997         1998
                       ------       ------       ------
Production Data:
  Oil (MBbls)           1,968        2,107
  Gas (MMcf)            1,651        2,408
    Total (MBOE)        2,243        2,508

Average Sales
  Price Data
  (Per Unit):
  Oil (Bbls)            14.43      $  13.73
  Gas (Mcf)              1.88          2.09
  BOE                   14.05         13.54

Selected Data
 per BOE:
  Production costs (1)$  6.51      $   6.62
  General and
    administrative       1.72          1.93
  Depletion,
    depreciation and
    amortization         2.43          2.84

--------------------
(1)   Production costs include production taxes.


Drilling Activity

     The following tables sets forth certain information for each of the years in the three-year period ended December 31, 1998, relating to Saba's participation in the drilling of exploratory and development wells in:

     United States

                                    Year Ended December 31,
                         -------------------------------------------------
                             1996              1997           1998
                         ---------------  --------------   ---------------
                        Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                         -------- ------  -------- ------  -------- ------
Exploratory Wells
  Oil                       -       -        2       -
  Gas                       3     1.35       -       -
  Dry (3)                   3     1.28       -       -
Development Wells
  Oil                      10     6.59      10     10.00
  Gas                       3      .64       -       -
  Dry (3)                   1      .35       1      1.00
Total Wells
  Oil                      10     6.59      12     11.00
  Gas                       6     1.99       -       -
  Dry (3)                   4     1.63       1      1.00

----------------------
(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
(3) A dry hole is an exploratory or development well that is not a producing well.

     Colombia and Great Britain

                                    Year Ended December 31,
                        -------------------------------------------------
                             1996              1997           1998
                        ---------------  --------------   ---------------
                       Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                       -------- ------  -------- ------  -------- ------
Exploratory Wells
   Oil                    -        -        -      -
   Gas                    -        -        -      -
   Dry (3)                -        -        -      -
Development Wells
   Oil                    -        -       13     3.25
   Gas                    -        -        -       -
   Dry (3)                -        -        -       -
 Total Wells
   Oil                    -        -       13     3.25
   Gas                    -        -        -        -
   Dry (3)                -        -        -        -

------------
(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
(3) A dry hole is an exploratory or development well that is not a producing well.

     Canada

                                    Year Ended December 31,
                      -------------------------------------------------
                           1996              1997           1998
                      ---------------  --------------   ---------------
                      Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                      -------- ------  -------- ------  -------- ------
Exploratory Wells
  Oil                    -       -        -       -
  Gas                    -       -        -       -
  Dry (3)                1      .01       1      1.00
Development Wells
  Oil                    -       -        -       -
  Gas                    -       -        -       -
  Dry (3)                -       -        -       -
Total Wells
  Oil                    -       -        -       -
  Gas                    1      .01       -       -
  Dry (3)                -       -        1      1.00

------------
(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. No reduction is made for the minority interest in Beaver Lake.
(3) A dry hole is an exploratory or development well that is not a producing well.

Productive Oil and Gas Wells

     The following table sets forth information at December 31, 1998, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which Saba owned a working interest:


                         Oil                     Gas                 Total
                 Gross           Net      Gross         Net     Gross     Net
United States
Canada (1)
Colombia
              ---------      ---------    --------    -------   ------ -------

              =========      ==========   ========    =======   ====== =======

------------
(1)  No reduction is made for the minority interest in Beaver Lake.

     In addition to its working interests, Saba held royalty interests in approximately 82 productive wells in the United States and Canada at December 31, 1998. Saba does not own any royalty interests in Colombia.

Oil and Gas Acreage

    The following table sets forth certain information at December 31, 1998 relating to oil and gas acreage in which Saba owned a working interest:


                             Developed (1)                      Undeveloped
                             -------------                      -----------
                       Gross               Net           Gross           Net
United States
Canada (2)
Colombia
                  ------------        -----------      ----------  -----------
    Total
                   ============        ===========      ============ =========

---------------
(1)  Developed acreage is acreage assigned to productive wells.
(2)  No reduction is made for the minority interest in Beaver Lake.

Title to Properties

     Many of Saba's oil and gas properties are held in the form of mineral leases, licenses, reservations, concession agreements and similar agreements. In general, these agreements do not convey a fee simple title to Saba, but rather, depending upon the jurisdiction in which the apposite property is situated, create lesser interests, varying from a profit a prendre to a determinable interest in the minerals. In some jurisdictions, notably non-U.S. jurisdictions, Saba's interest is only a contractual relationship and bestows no interest in the oil or gas in place. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. Saba believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves. Because most of Saba's oil and gas leases require continuous production beyond the primary term, it is always possible that a cessation of producing or operating activities could result in the loss of a lease. Assignments of interest to and/or from Saba may not be publicly recorded.

     Substantially all of Saba's properties, including its stock in its subsidiaries are hypothecated to secure Saba's current and future indebtedness to its bank. Saba's working interest in properties may be subject to lienholders by non-payment. Saba expects liens to be filed against its assets and to be subject to lawsuits arising out of Saba's non-payment or untimely payment of its obligations. The Santa Maria Refinery and the associated real property owned by Saba is encumbered by a first trust deed in the amount of $1.0 million in favor of the seller of the refinery and is in place to secure Saba's performance of obligations as provided under the terms of the purchase and sale agreement. Oil and gas leases in which Saba has an interest may be deficient and subject to action by Saba.

     Saba may require ratifications for various leases for Vacca Tar Sand in California. Maintenance of Saba's interest is subject to fulfillment of drilling and other obligations contained in its agreements with the operator of the property. Maintenance of the leases is dependent upon fulfillment of various drilling and producing operations over which Saba has little if any control. Consequently, it is possible for Saba to lose its interests in such leases through action or inaction of the operator. Saba understands that the leases have been essentially non-productive for various periods of time, which fact may result in termination of the leases. Saba does not follow operations on the leases and consequently is not aware of whether the leases are in good standing or may be subject to termination.

Average Sales Price and Production Cost

     The following table sets forth information concerning average per unit sales price and production cost for Saba's oil and gas production for the periods indicated:


                     Year Ended December 31,
                    --------------------------
                    1996       1997       1998
                    ----       ----       ----
Average sales
 price per BOE
  California    $  15.10    $  13.49
  Colombia         12.49       11.96
  Canada           13.26       10.52
  Other            17.39       17.68
  Combined         14.05       13.54

Average production
 cost per BOE
  California     $  8.50     $  7.48
  Colombia          5.11        5.71
  Canada            5.15        4.87
  Other             7.88        7.47
  Combined          6.51        6.62



     Asphalt Refinery

     In June 1994, in an effort to increase margins on the heavy crude oil produced from Saba's oil and gas properties in Santa Barbara County, California, Saba acquired from Conoco Inc. and Douglas Oil Company of California an asphalt refinery in Santa Maria, California, which had been inoperative since 1992. Saba refurbished the refinery and, in May 1995, completed a re-permitting environmental impact review process with Santa Barbara County, receiving a Conditional Use Permit to operate the refinery.

     Pursuant to the refinery purchase agreement, Conoco is required to perform certain remediation and other environmental activities on the refinery property June 1999. Recently, evidence of current contamination of ground water by hydrocarbons has been brought to the attention of Saba.

     Prior to the acquisition of the refinery, Saba had an independent consultant perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. Saba has asked Conoco to provide their revised timeline to complete the remediation.

     During June 1998, Saba was advised by the seller's consulting engineers that groundwater monitoring conducted in May 1998 had revealed levels of benzene in all four monitoring wells which exceeds allowable limits. Prior to that time, groundwater monitoring wells have not shown evidence of groundwater contamination. In addition, detectable amounts of toluene, ethylbenzene and xylenes were reported. Historically, BTEX compounds have not been detected in groundwater samples obtained since 1992. At the request of the Regional Water Quality Control Board, the wells were resampled in July 1998. Consistent with the historical analytical results, petroleum hydrocarbons were not detected in the July 1998 samples. The environmental contractor, who has used the same sampling protocol since 1992, could not identify any specific reason for the apparent inconsistency found in the May 1998 samples. The RWQCB has requested additional monitoring wells to be placed on site and on property directly west of the refinery perimeter. Four additional monitoring wells were installed in October 1998 within or immediately downgradient of areas of known soil contamination on and adjacent to the refinery. Preliminary sampling results indicate the presence of heavy hydrocarbons in the groundwater samples from two of the wells, at concentrations 2 to 4 times above typical regulatory action levels. Benzene was also detected in these same wells at concentrations equal to or slightly above drinking water limits. At the hydrocarbon concentrations detected in the two groundwater samples, Saba expects that continued monitoring will be required but that active groundwater remediation will not be necessary. Additional groundwater sampling to confirm the preliminary results were conducted in December 1998. Saba believes that the contamination is attributable to the previous refinery owner's operations, since contaminates at the refinery were produced by the previous owner of the refinery and were identified prior to purchase. Appropriate authorities have been notified of this condition. In November 1998, the RWQCB advised Saba that it is preparing a Cleanup or Abandonment Order to establish soil and groundwater investigation, cleanup, monitoring and a time schedule at the refinery required to address pollution resulting from post refinery operations. In its notification, the RWQCB stated that its perspective of the site has changed and its water quality concerns are increased since the groundwater table elevation has risen to be proximate to the base of the hydrocarbon contaminated soil.

     Further, the owner of land adjoining the refinery, and the seller in August 1998 of said adjoining property to an affiliate of Saba, had advised Saba that his adjoining property had been contaminated by underground emissions from the refinery. Saba asserts remediation is the responsibility of Conoco. Should the foregoing matters not be resolved satisfactorily, they may result in litigation. It is also possible that a failure to resolve the matters could result in significant liability to Saba. While the seller of the adjoining property retains a mortgaged interest in the adjoining property, Saba's subsidiary that operates the refinery has agreed to toll the statute of limitations for any claims by the seller against the subsidiary and to obtain the seller's consent prior to entering into any agreement with respect to hazardous materials on the adjoining property.

     Saba entered into a processing agreement with Crown Energy (formerly PetroSource) in May 1995, and commenced operations of the refinery in June 1995. Under the processing agreement, Crown Energy purchases crude oil (including crude oil produced by Saba), delivers it to the refinery, reimburses Saba's out-of-pocket refining costs, markets the asphalt and other products and generally shares any profits equally with Saba. The processing agreement was renewed for an additional year through December 31, 1999 with a ninety day termination provision. Saba terminated the agreement in January 1999 and announced on February 9, 1999 that it will be taking over the marketing and sale of its refinery products on April 30, 1999.

     The refinery is a fully self-contained plant with steam generation, mechanical shops, control rooms, office, laboratory, emulsion plant and related facilities, and is staffed with a total of 23 operating, maintenance, laboratory and administrative personnel. Crude oil is delivered to the refinery by truck to crude oil storage consisting of one 27,000 Bbl tank and two 40,000 Bbl tanks. Crude oil processing equipment consists of a conventional pre-flash tower, an atmospheric distillation tower, strippers and a vacuum fractionation tower. The refinery has truck and rail loading facilities, including some capability of tank car unloading. Throughput at the refinery has ranged between 2,000 to 6,000 Bopd, while production capacity is approximately 8,000 Bopd. Permitted capacity for the refinery is 10,000 Bopd.

Real Estate Activities

     Saba from time to time purchased real estate in conjunction with its acquisition of oil and gas and refining properties in California and plans to continue this practice. In connection with the acquisition of oil and gas producing properties in Santa Maria, California in June 1993, Saba purchased approximately 1,707 acres in Santa Barbara County for an aggregate purchase price of $465,000. In addition, Saba acquired approximately 370 acres in Santa Maria, California in June 1994 in connection with the acquisition of its Santa Maria refinery. In addition, Saba entered into an agreement to acquire approximately 385 acres in Santa Barbara County in connection with an acquisition of producing oil and gas properties at a contract purchase price of $400,000, the closing of which took place in June 1995. In addition, Saba acquired approximately 1 acre in October 1997 for $50,000 and approximately 4 acres in February 1998, for $500,000 located in Yorba Linda, Orange County, California. Saba has used a portion of its real estate holdings for agricultural purposes. Saba plans to retain some of these real estate holdings for asset appreciation which may include developmental activities at a future date.

Item 3.  Legal Proceedings.

     In re Sabacol, Inc., Debtor (BK Case No. ND 98-15858-RR United States Bankruptcy Court, Central District of California, Northern Division, December 1998) On December 11, 1998, Sabacol, Inc., a wholly-owned subsidiary of the Company ("Sabacol"), filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Central District of California. Sabacol has filed a motion with the bankruptcy court for an order authorizing the sale of substantially all of its real and personal property to Omimex pursuant to an asset purchase agreement entered into on March 17, 1999 and, upon completion of the sale, termination of Sabacol's bankruptcy proceedings. A bankruptcy court hearing regarding the approval of the contract has been scheduled for April 23, 1999.

     Gitte-Ten v. Saba Petroleum Company (Case No. CV 980202 Superior and Municipal Courts of the State of California, County of San Luis Obispo, March
1998). In December 1997, Saba contracted with Gitte-Ten, Inc. to purchase from GTI all of its surface fee and leasehold interests in certain property located in Santa Barbara County, California. A portion of the purchase price was paid at closing on December 31, 1997, at which time GTI's interests were conveyed to Saba. The remaining purchase price of $350,000 was to be paid through overriding royalty payments of Saba's gross income from the leases until the balance was retired but no later than January 1, 2003, on which date any unpaid balance was to be immediately due and payable. To provide GTI with an assurance of Saba's payment obligation, Saba executed a promissory note in the principal amount of $350,000 which provided that said amount (less the total amount of overriding royalties paid to GTI) was all due and payable on February 27, 1998, unless Saba replaced the note by February 24, 1998, with an irrevocable and non-cancelable surety bond or letter of credit in the amount of the then unpaid balance. Saba was unable to procure either instrument and the note became all due and payable on February 27, 1998. Notwithstanding attempted settlement conferences by Saba with GTI, GTI filed a claim against Saba in March 1998, for breach of contract, seeking damages of $350,000 plus interest at the rate of 13.5% per annum and attorney fees. The court has granted but not entered summary judgement in favor of GTI. Saba plans to appeal.

     Orleans Levee Board v. Saba Energy of Texas, Inc., et al. (Docket No. 98-14233 Civil District Court, Parish of Orleans, State of Louisiana, August 1998). With respect to its interest in the Potash Field,
Louisiana,  Saba's subsidiary  had  suspended   approximately  $380,000
through January 1998 of royalties for unknown royalty owners who have since been identified. One of the parties, Orleans Levee Board, had instituted legal proceedings against Saba for all of the royalties suspended and double said amount for damages and for the dissolution of the subject leases. The Levee Board has agreed to an extension for Saba to respond pending a resolution with all identified royalty owners and/or their geologists in an attempt to reach an agreement regarding their respective allocations of said suspended royalties and to create a voluntary unit. The approximate amount of the suspended royalties upon Saba's acquisition of the subject property was approximately $372,000 which Saba had applied as an adjustment to the purchase price. Saba and/or its subsidiary bears the obligation to pay the royalties upon resolution. Failure to pay timely or a judgement for the Levee Board may result in Saba losing its interest in the leases and incurring a payment obligation for the royalties, interest, attorney's fees, and damages sought at double the amount of royalties.

     Chase v. Saba Petroleum, Inc. (Case No. SM108977, Superior Court of the State of California, County of Santa Barbara-Cook Division, July 1998). In July, 1998, Saba was served with a lawsuit filed by an individual alleging personal injury in the amount of $515,000 resulting from general negligence premises liability on one of the oil leases that Saba operates and which he claims occurred while supervising the installation of a pump into a well operated by Saba and on a drilling rig owned by a co-defendant. Saba is represented by counsel appointed by Saba's insurance carrier by a claim submitted under Saba's general liability policy. Trial is scheduled to commence May 25, 1999.

     Saba Energy of Texas, Inc. v. Marks & Garner Production Ltd. Co., et al. (Case No. CV-97-106 FR District Court Lea County, State of New Mexico, March 1997). Saba instituted an action for declaratory judgment for the validity of Saba's oil, gas and mineral lease as being superior to the prior lease covering the subject lands, said prior lease, as Saba asserts, having expired by cessation of production. If Saba prevails, it will be obligated to pay consideration of approximately $55,000 to the lessors. Saba moved for summary judgment on April 6, 1999 and the court has taken the matter under advisement.

     Statutory Liens. Statutory liens have been recorded against the Louisiana and New Mexico properties owned by Saba for Saba's failure to pay trade payables. Actions have been taken to proceed with foreclosure on some of these liens. Further, lawsuits have been filed and served upon Saba's subsidiaries for the payment of trade payables. Saba has contacted certain of these claims with respect to Louisiana and New Mexico known by it to propose and agree upon a payment plan with the vendors in exchange for their forbearance on any further action. Saba has entered, is entering or plans to enter into payment plans agreed upon with such vendors and any additional vendors so required.

     In March 1998, the Louisiana Department of Natural Resources claimed to Saba an audit exception for royalties paid on lease use gas in the approximate amount of $7,000 that was unpaid at September 30, 1998.

     Saba may be subject to resolving property matters, including claims related to mineral interests, working interests, and/or surface use and rights, including without limitation relocations of gas transfer lines, abandonment of wells or failure to abandon giving rise to claims of lost profits from surface owners and/or a third parties in interest, and errors in disclosure of location, production and/or rights may have occurred by Saba with respect to its operating activities.

     Internal Revenue Service. In its review of Saba's payroll tax and information returns for the years ended 1993-1995, the Internal Revenue Service proposed adjustments based upon the assertions that Saba misclassified as independent contractors various persons who were employees of Saba, that Saba did not withhold income taxes from payments made to such persons, and that Saba failed to file its information returns timely. This matter was settled in 1998 through payments and audits resulting in an associated liability of $10,000 recorded by Saba at December 31, 1998.

     From time to time, Saba is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material adverse effect on Saba's financial condition or results of operations. Saba may be subject to legal actions that have been threatened without Saba's knowledge.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of GREKA Energy during the quarter ended December 31, 1998.


                                PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     GREKA Energy common stock is listed for trading on the Nasdaq
SmallCap Market under the symbol "GRKA". Prior to March 25, 1999, the trading symbol was "HVNV". Except for a period from August to December of 1997, GREKA Energy's common stock has been quoted on NASDAQ since February 19, 1993. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share of GREKA Energy common stock as reported on the Nasdaq SmallCap Market. GREKA Energy common stock quotations represent inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. There can be no assurance that a public market for GREKA Energy's common stock will be sustained in the future.

                                                        Bid*
            Quarter Ended                         Low        High
            March 31, 1996 . . . . . .  . . .   $ .19       $  .22
            June 30, 1996 . . . . . . . . . .     .13          .13
            September 30, 1996 . . . . . . . .    .25          .31
            December 31, 1996 . . . . . . . .     .19          .25
            March 31, 1997 . . . . . . . . . .    .19          .25
            June 30, 1997 . . . . . . . . . .     .03          .09
            September 30, 1997 . . . . . . . .    .03          .03
            December 31, 1997 . . . . . . . .    6.82        19.00
            March 31, 1998 . . . . . . . . . .  12.00        14.75
            June 30, 1998 . . . . . . . . . .    8.0625      10.00
            September 30, 1998 . . . . . . . .   7.25         9.25
            December 31, 1998 . . . . . . . .    8.813       14.938
            March 31, 1999 . . . . . . . . .     5.875       10.50



*Effective November 8, 1997, a 1 share for 220 share reverse split approved by the U.S. Bankruptcy court was effected thus dramatically affecting the per share price of GREKA Energy's stock.

     On March 31, 1999, there were approximately 3,275 registered holders of GREKA Energy's common stock. Based on a broker count, GREKA Energy believes at least an additional 5,861 persons are shareholders with street name positions.

     Holders of GREKA Energy common stock are entitled to receive such dividends as may be declared by GREKA Energy board of directors. GREKA Energy has not yet paid any dividends, and the board of directors of GREKA Energy presently intends to pursue a policy of retaining earnings, if any, for use in GREKA Energy's operations and to finance expansion of its business. With respect to GREKA Energy common stock, the declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the GREKA Energy board of directors in light of conditions then existing, including GREKA Energy's earnings, financial condition, capital requirements and other factors.

Item 6.   Management's Discussion and Analysis.

     The following information should be read in conjunction with the consolidated financial statements of GREKA Energy and Saba appearing elsewhere in this document. As discussed in Note 1 of the Notes to Consolidated Financial Statements of GREKA Energy and Note 1 of the Notes to Consolidated Financial Statements of Saba, there currently is substantial doubt about the ability of GREKA Energy and Saba to continue as going concerns.

Overview

     In view of significant material changes to GREKA Energy during 1998 and the acquisition of Saba in March 1999, management believes that the financial condition and results of operations of GREKA Energy reported herein are not indicative of the future financial condition and results of operations of GREKA Energy. Saba's 1998 financial statements, which appear separately in this document, are not consolidated with GREKA Energy's 1998 financial statements since the acquisition had not been consummated by December 31, 1998. Furthermore, in accordance with the accounting rules for reverse mergers, the GREKA Energy statements of operations are not reflective of the combined revenues from the September 1997 merger of Petro Union and Horizontal Ventures on an annualized basis but rather reflect the combined income from the merger date.

     Current management was appointed during the latter part of the third quarter of 1997 and spent the balance of the year re-structuring, re-capitalizing, and completing mergers and acquisitions that all were part of a specific and focused strategy. Management has established a clear directive to focus on capitalizing on its experience with the low cost horizontal drilling technology developed and patented by Amoco and thereafter licensed to GREKA Energy. It is the intent of management to become a leader in applying this horizontal drilling technology and exploiting declining production wells on properties such as Saba's which have been acquired by GREKA Energy or on a service basis for major oil and gas companies.

     During 1998, GREKA Energy focused on its corporate restructuring and acquisition efforts and its investment in a horizontal drilling pilot program in the Cat Canyon field in California. During the first nine months of 1998, GREKA Energy drilled three horizontal wells in the Cat Canyon field, namely UCB-09, UCB-38 and UCB-28. Each well was drilled utilizing GREKA Energy's Short Radius horizontal drilling technology, and resulted in a 47 foot radius with a 435 foot lateral on UCB-09, a 60 foot radius with a 414 foot lateral on UCB-38 and a 50 foot radius with a 252 foot lateral on UCB-28. In view of GREKA Energy's long-term strategy and the known sand problem in the Cat Canyon basin, GREKA Energy's completed each well with a different technique to establish a standard. UCB-09 was completed with a standard Ace down-hole pump and a KD system, UCB-38 was completed with a KUDU pump, and UCB-28 was completed with a Ace Teflon-Luber Plunger down-hole pump. The kick-off point for each well was at a depth of 2,940-3,000 feet.

     The variances in the completions allowed GREKA Energy's to obtain direct experience on the production capability from each of the techniques. UCB-09 net production stabilized at 20 barrels of oil per day, UCB-38 sanded up following a few weeks of production, while UCB-28 has net production of 65 barrels of oil per day. Each of these wells were re-entries into an abandoned well bore in the Sisquoc formation, which is one of the two pay zones within GREKA Energy's lease in the Cat Canyon basin. Following this drilling operation and completion technique definition, GREKA Energy's proceeded with its discussions with Saba with the intent of applying this technique on Saba's reserves.

     During the latter of part of 1998 and early 1999, GREKA Energy was primarily focused on the acquisition of Saba and considerable expenses were incurred in connection with the Saba transactions in the fourth quarter of 1998 and the first quarter of 1999. Due to the significance to GREKA Energy of the Saba acquisition, GREKA Energy's management and staff devoted a substantial amount of time and effort to the acquisition. Accordingly, levels of other operational activities such as prior contract drilling programs were suspended. In connection with the Saba transactions, GREKA Energy plans to establish and develop an extensive drilling program on Saba's properties in California and commence such program in the second quarter of 1999.

     In view of the significant differences between GREKA Energy's corporate structure before the March 1999 acquisition of Saba and during 1997 and 1998, comparisons of GREKA Energy's results of operations for those periods are considered by management not to be either relevant or representative of GREKA Energy's long-term potential.

Results of Operations

     Revenues decreased from $211,696 for 1997 to $145,813 for 1998. Revenues for 1998 were from oil production at the Cat Canyon field. The decline in oil prices of over 50% coupled with the El Nino storms in California that essentially shut the field down during February 1998 caused revenues to be lower than initially expected.

     Operating costs decreased from $247,979 for 1997 to $121,016 for 1998. Planned pilot program drilling operations in the Cat Canyon field account for most of the expenses during 1998, and such expenses are not proportional to revenues since the three wells drilled in the Cat Canyon field were not in production during the entire period. In addition, GREKA Energy's incurred significant repair expenses resulting from the El Nino storms in California during February 1998.

     Salaries and wages increased from $213,213 for 1997 to $455,510 for 1998. The increase was primarily attributable to ___________________________.

     Depreciation, depletion and amortization increased from $24,016 for 1997 to $333,468 for 1998. The increase was primarily attributable to __________.

     The writedown of oil and gas properties of $3,171,485 in 1998 was primarily attributable to the dramatic decrease in oil prices during the fourth quarter of 1998.

     Other administrative expenses increased from $495,823 for 1997 to $933,244 for 1998. The increase was primarily attributable to legal and consulting fees resulting from GREKA Energy's acquisition and financing efforts related to the 1998 Saba transactions, the completion of GREKA Energy's bankruptcy reorganization, and related SEC reporting requirements.

     The equity in loss of Saba of $586,020 for 1998 was a result of the application of a separate oil and gas reserve ceiling test with respect to GREKA Energy's equity method investment in Saba as of December 31, 1998.

     Interest income increased from $11,873 for 1997 to $83,242 for 1998. The increase was primarily attributable to the significant amount of cash which GREKA Energy had at the beginning of 1998 as a result of the private placements of its common stock in the fourth quarter of 1997.

Liquidity and Capital Resources

     Working capital decreased approximately $5.1 million from $3.1 million at December 31, 1997 to a deficit of $2.0 million at December 31, 1998. Current liabilities increased from $820,327 as of December 31, 1997 to $2,249,661 as of December 31, 1998. The $1,429,334 increase in current liabilities was primarily due to the issuance of a total of $2 million in short-term notes to a shareholder in connection with the Saba acquisition, which was partially offset by the decrease in accounts payable and accrued expenses from December 31, 1997 to December 31, 1998.

     During the fourth quarter of 1997, GREKA Energy successfully concluded three private placements to re-capitalize the reorganized company. The first two placements were done at $10 per share while the third was concluded at $13 7/8 per share. GREKA Energy issued a total of 552,470 shares with gross proceeds of approximately $5,801,518 that resulted in net proceeds of approximately $5,627,472.

     On December 31, 1998 GREKA Energy's cash and cash equivalents totaled $250,212. The decrease in cash and cash equivalents from December 31, 1997 to December 31, 1998 was primarily attributable to GREKA Energy's final payment on the Cat Canyon field and the drilling program expenditures related thereto, and legal and consulting fees resulting from GREKA Energy's acquisition and financing efforts during 1998. The $2 million in proceeds from the issuance of short-term notes in 1998 were immediately used for the acquisition of Saba capital stock.

     GREKA Energy obtained bridge financing for the Saba business in the form of a $1 million 15% debenture secured by GREKA Energy's limestone reserves.

     GREKA Energy's net cash used in operating activities increased from $449,052 for 1997 to $2,326,640 for 1998. This increase was primarily attributable to the Saba acquisition, Cat Canyon drilling program expenditures, and increased legal and consulting payments resulting from GREKA Energy's acquisition and financing efforts during 1998.

     GREKA Energy's net cash used in investing activities decreased from $3,059,690 for 1997 to $1,819,046 for 1998. This decrease was primarily attributable to the decrease in investments in time deposits and funds held in escrow from 1997 to 1998, which was partially offset by the cash used to invest in shares of Saba common and preferred stock during 1998.

     GREKA Energy's net cash provided by financing activities decreased from $6,476,094 for 1997 to $2,076,946 for 1998. Net cash provided by financing activities for 1997 included the issuance of common stock for cash in the net amount of $5.9 million, while the only significant financing activity during 1998 was the issuance of short-term notes in the amount of $2 million.

Liquidity

     Under the direction of GREKA Energy's management and strategy, GREKA Energy is expected to have improved liquidity and low capital requirements as a result of the acquisition of Saba. Specifically, GREKA Energy intends to achieve the following:

     * Sell non-core assets to offset approximately $22,000,000 in Saba debt.

     * Recapitalize the merged company with $20,000,000 through financings. GREKA Energy has concluded discussions with a financial institution that could provide such finances. The finances are subject to customary due diligence.

     * Management expects to conclude its recapitalization plan by the end of the second quarter of 1999.

     * The utilization of the in-house proprietary and cost effective horizontal drilling technology, self operated fields, wholly-owned asphalt refinery collectively provide for low cost of operating expenses and high cash flow. GREKA Energy expects to have an annual copex of $5,000,000 funded by its cash flow.


     GREKA Energy's management also believes that the acquisition of Saba brings opportunities for cost savings, economies of scale and other synergies, resulting in improved cash flow potential for the long-term growth of GREKA Energy and of shareholder value. Further, the acquisition of Saba gives GREKA Energy a stronger consolidated asset base upon which it can rely in securing future financings, both equity and debt. However, there is no assurance that any specific level of cost savings or other synergies will be achieved or that such cost savings or other synergies will be achieved within the time periods contemplated, or that GREKA Energy will be able to secure future financings.

Recent Accounting Pronouncements

     The following new accounting pronouncements have been issued which may affect GREKA Energy upon their adoption in future accounting periods.

     Statement Of Position Number 98 - 5, issued by the Accounting Standards Executive Committee of the American Institute of CPAs, entitled Reporting On The Cost Of Start-Up Activities, became effective January 1, 1999. This pronouncement requires that costs of start-up activities, including organization costs, be expensed as incurred. Initial application of this SOP will be reported by GREKA Energy as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. GREKA Energy will expense approximately $25,000 in 1999 as a result of the implementation of this pronouncement.

     Statement of Financial Accounting Standards No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, becomes effective in 1999 and revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Because GREKA Energy does not currently have in effect any pension or postretirement plans, this pronouncement is not expected to affect GREKA Energy.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective for all fiscal quarters beginning after June 15, 1999, and prescribes accounting and disclosure requirements for derivative instruments and hedging activities. This pronouncement is not expected to affect GREKA Energy because it has no such investments.

Year 2000

     Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in widespread miscalculations or system failures. Both information technology ("IT") systems and non-IT systems using embedded technology may be affected by the Year 2000. GREKA Energy's drilling and other equipment does not make use of embedded chips, and GREKA Energy believes that its equipment will not be affected by the Year 2000. GREKA Energy does not utilize any proprietary computer software, but uses commercially available accounting and drilling plan software programs such as Excel from vendors such as Microsoft Corporation and Peachtree.
GREKA Energy has been advised that the software it uses is Year 2000 compliant.

     GREKA Energy has not completed its assessment of Year 2000 issues, in particular the process of verification of whether vendors, suppliers and significant customers with which GREKA Energy has material relationships are Year 2000 compliant. Under a worst-case scenario, if GREKA Energy and such third parties are unable to address Year 2000 issues in a timely manner, it could result in material financial risk to GREKA Energy, including supplier and service customer delays resulting in short-term delay of revenue and substantial unanticipated costs. Accordingly, GREKA Energy plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. GREKA Energy does not expect that costs of remediating its Year 2000 issues will be material. GREKA Energy does not currently have a Year 2000 contingency plan. GREKA Energy is currently not able to determine whether the Year 2000 will have a material effect on GREKA Energy's financial condition, results of operations or cash flows.

Inflation

     GREKA Energy does not believe that inflation will have a material impact on GREKA Energy's future operations.

Item 7.  Financial Statements.

     Please see accompanying Index to Financial Statements commencing on page
F-1.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On February 18, 1999, GREKA Energy engaged Arthur Andersen LLP to replace Bateman & Co., Inc., P.C. as GREKA Energy's independent accountant to audit GREKA Energy's consolidated financial statements for the year ended December 31, 1998. Bateman & Co., Inc., P.C. was dismissed as GREKA Energy's independent accountant on the same date. GREKA Energy's Board of Directors approved the change in GREKA Energy's independent accountant.

     The independent auditor's report of Bateman & Co., Inc., P.C. for GREKA Energy's financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

     During GREKA Energy's two most recent fiscal years and through the date of the dismissal of Bateman & Co., Inc., P.C., GREKA Energy did not have any disagreements with Bateman & Co., Inc., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                             PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The directors and executive officer of GREKA Energy are as follows:


        Name                   Age           Positions
        ----                   ---           ---------
  Randeep S. Grewal (A)         33      Chairman and President & Chief
  Executive Officer                     and a Director(1)
  Dr. Jan F. Holtrop (B)        62      Director(1)
  George G. Andrews (B)         72      Director(1)
  Dirk Van Keulen(C)            39      Director(1)
  Dai Vaughan (C)               60      Director(1)


(1) The directors are divided into three classes, Class A, Class B, and Class C, with each director serving for three years and rotating the class up for election at each annual meeting.
(A)  Class A Director.
(B)  Class B Director.
(C)  Class C Director.

     Randeep S. Grewal - Chairman, President & Chief Executive Officer and Director. Mr. Grewal most recently served as Chairman and CEO for Horizontal Ventures, Inc. He assumed this responsibility in April 1997 and established the Company's strategies and business plan resulting in consistent growth year after year. He has been involved in various joint ventures, acquisitions, mergers and reorganizations since 1986 in the United States, Europe and the Far East within diversified businesses. Mr. Grewal has a Bachelor of Science degree in Mechanical Engineering from Northrop University.

     Dr. Jan Fokke Holtrop - Director. Mr. Holtrop has been a senior Production Technology professor at the Delft University of Technology within the Faculty of Petroleum Engineering and Mining in The Hague, Netherlands since 1989. Prior to the Delft University, he served in various positions within the Shell Oil Company where he started his career in 1962. Mr. Holtrop has almost forty (40) years of experience within the oil and gas exploration, drilling and production industry with a global hands-on background. In January 1999, Mr. Holtrop was appointed to the Board of directors of Saba. Mr. Holtrop has a Ph.D. and a MSC in Mining Engineering from the Delft University of Technology.

     George G. Andrews - Director. Mr. Andrews has been a consultant and private investor since his retirement from the oil and gas industry in 1987. From 1982 until 1987 he was employed as corporate Vice President of
Intercontinental Energy Corporation  of  Englewood,   Colorado  directing  the
company's land acquisition, lease and management operations. Between June 1981 and November 1982 Mr. Andrews was Vice President of Shelter Hydrocarbons, Inc. of Denver, Colorado where he directed all land management and operation procedures including contract systems and negotiations of acquisition agreements. From 1979 to June of 1981 Mr. Andrews
was Senior  Landman for the  National  Cooperative Refinery   Association  in
Denver,   Colorado  where  he  was  responsible  for negotiation and acquisition of oil and gas leases, certifying title requirements and ongoing daily operations in his office. Mr. Andrews obtained his B.S. degree from the University of Tulsa, Tulsa, Oklahoma in 1947 where he majored in Economics.

     Dirk Van Keulen - Director. Mr. Van Keulen has served since January 1996 as a Director of Horizontal Ventures, Inc., which was one of the first licensees of the Amoco technology and is currently GREKA Energy's core business. He served as a tax official in the Dutch Ministry of Finance from 1979 through 1987 and then as a tax consultant with Koolman & Co., until 1989. Since 1984 Mr. Van Keulen has been actively involved in various investment activities. He studied higher education in fiscal law and accounting under the Dutch Ministry of Finance.

     Dai Vaughan - Director. A director since March 1999, Mr. Vaughan has been an independent airline consultant since he left Continental Airlines in 1984. His last position with Continental Airlines was Manager of Aircraft Acquisition. Mr. Vaughan has served in numerous positions in his 44 year career in the airline industry with British Airlines, El Al and finally Continental Airlines, including Systems Engineering, Aircraft Maintenance and Aircraft Acquisition. Mr. Vaughan received a HNC degree (B.S. equivalent) in Electrical Engineering at an El Al sponsored program.

     There are no family relationships among the directors. There are no arrangements or understandings between any director and any other person by which that director was elected.

     During the past five years, there have been no petitions under the Bankruptcy Act or any state insolvency law filed by or against, nor have there been any receivers, fiscal agents, or similar officers appointed by any court for the business or property of any of GREKA Energy's directors or executive officers, or any partnership in which any such person was a general partner within two years before the time of such filing, or any corporation or business association of which any such director or executive officer was an executive officer within two years before the time of such filing. During the past five years, no incumbent director or executive officer of GREKA Energy has been convicted of any criminal proceeding (excluding traffic violations and other minor offenses) and no such person is the subject of a criminal prosecution which is presently pending.

Item 10. Executive Compensation

     The following summary compensation table sets forth in summary form the compensation received during each of GREKA Energy's last two completed fiscal years by GREKA Energy's Executive Officers.



     (a) Summary Compensation Table

                       Annual                          Long Term
                      Compensation                     Compensation
                     ------------                     ------------

                    Year     Salary   Bonus(1)              Awards
                                                   Stock Awards     Options
Name/Position
Randeep S. Grewal   1998    $_______      0         __________       _______
 Chairman and Chief 1997    $120,000      0          70,000(2)       150,000
 Executive Officer  1996         -        -              -               -

-------------

(1) During the period covered by the Table, GREKA Energy did not pay its executive officers any bonuses or other compensation.
(2) Stock grants approved as part of GREKA Energy's bankruptcy reorganization plan.

     No other officer, director or employee of Horizontal Ventures or its subsidiaries received total compensation in excess of $100,000 during the last two fiscal years. The Company has an employment agreement with Randeep S. Grewal. No other form of compensation was paid during 1998.


     (b) Option and Long-Term Compensation Tables

                             Long Term Compensation

                          Awards                     Payouts
                         ------                     -------

                              Restricted      Securities         LTIP
                            Stock award(s)     Underlying        Payouts
                              ($)            Options/SARS (#)     ($)
                             -------------     ----------------    ------
Name/Position
-------------
Randeep S. Grewal   1998        ________          _________       _________
Chairman and Chief
Executive Officer



     (c) Options and Stock Appreciation Rights

                             Option/SAR Grants in Last Fiscal Year

                                      (Individual Grants)
        Number of Securities       Percent of total        Exercise
             Underlying          options/SARS granted      or base
            Options/SARS         granted(#) to employees    price   Expiration
Name           granted #             in fiscal year           ($/Sh)    date
----          ---------             --------------           ------     ----
Randeep S.    __________              _____________           ____      _____
Grewal


       Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                               Value of
                                          Number of        unexercised in-the-
                                       unexercised options  money options/SARS
              Shares                   SARS at FY-end (#)     at FY-end (4)
           acquired on        Value      exercisable/        exercisable/
Name       exercise (#)   realized ($)  un-exercisable       un-exercisable
----       ------------   ------------   --------------
Randeep S.
Grewal    ____________     ___________    ___________          _____________


     GREKA Energy has not granted any other options or stock appreciation rights to any of its directors or executive officers.

     (d) Employment Contracts and Termination Agreements

     On September 9, 1997, GREKA Energy entered into a five-year employment agreement with Randeep S. Grewal. This agreement was amended on October 14, 1998 as discussed below. His salary under the original agreement was $120,000 per year. Compensation is reviewed annually. Mr. Grewal participates in GREKA Energy's benefit plans and is entitled to bonuses and incentive compensation as determined by the board of directors of GREKA Energy. The agreement is terminable for cause or by the death or disability of Mr. Grewal. In addition, the agreement may be terminated by Mr. Grewal in the event of any diminution by the Company in Mr. Grewal's position, authority, duties or responsibilities. Upon termination of the agreement by the Company for any reason other than for cause, death or disability, or upon termination of the agreement by Mr. Grewal in the event of any diminution by the Company in Mr. Grewal's position, authority, duties or responsibilities, the Company is obligated to pay within 30 days after the date of termination (1) Mr. Grewal's Base Salary through the date of the Severance Period, (2) Mr. Grewal's base salary for the balance of the term of the agreement if the Date of Termination is within the first three years of the Employment Agreement (Base Salary is the rate in effect at the Date of Termination), (3) the Annual Bonus paid to Mr. Grewal for the last full fiscal year during the Employment Period and (4) all amounts of deferred compensation, if any. The agreement allows Mr. Grewal to receive an assignment of 2% overriding royalty of all oil and gas production received by Horizontal Ventures.

     On October 14, 1998, GREKA Energy amended Mr. Grewal's employment agreement contingent upon the closing of the acquisition of Saba Petroleum Company by GREKA Energy. Under the amendments, on March 24, 1999, the effective date of the merger of Saba with and into a subsidiary of GREKA Energy, (i) Mr. Grewal's annual salary was increased to $250,000, (ii) 30,000 shares of GREKA Energy common stock were issued to Mr. Grewal, (iii) Mr. Grewal's fringe benefits were increased to included an automobile allowance of $1,000 per month and (iv) the employment agreement was extended through the fifth anniversary of March 24, 1999.

     On March 12, 1998, GREKA Energy entered into a Confidential Termination and Settlement Agreement and Complete Release with Richard Wedel relating to his resignation as an executive of GREKA Energy and as a member of the Board of Directors. Under the agreement, Mr. Wedel received a $50,000 severance payment. In addition, GREKA Energy agreed to maintain Mr. Wedel's medical insurance coverage as currently in effect through July 31, 1998. In exchange for the above consideration, Mr. Wedel agreed not to compete with GREKA Energy and specifically with GREKA Energy's horizontal drilling business for a period of three years after his date of termination. Mr. Wedel also agreed not to disclose any confidential information of GREKA Energy which he acquired as a result of his employment. GREKA Energy and Mr. Wedel agreed to mutually release the other from any claim or action arising from Mr. Wedel's Executive Employment Agreement with GREKA Energy.

     (e) Director Compensation

     Each director who is not an employee of GREKA Energy (the "Outside Directors") will be reimbursed for expenses incurred in attending
meetings of the board of directors  and  related  committees.   As  of  the
date of this report, GREKA Energy has three Outside Directors. No compensation was paid to any Outside Director during fiscal 1998 and is none is planned for the immediate future.

     GREKA Energy has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person by which any such executive officer was or is to be elected to such office or offices. All officers of GREKA Energy serve at the pleasure of the board of directors. No family relationship exists among the directors or executive officers of GREKA Energy. All officers of GREKA Energy will hold office until the next annual meeting of the shareholders of GREKA Energy. There is no person who is not a designated Officer who is expected to make any significant contribution to the business of GREKA Energy. The executive officers of GREKA Energy serve at the pleasure of the board of directors and do not have fixed terms. Any officer or agent elected or appointed by the board of directors may be removed by the board whenever in its judgment the best interests of GREKA Energy will be served thereby without prejudice, however, to contractual rights, if any, of the person so removed.

Working Interests

     There are no agreements in which any employee of Horizontal Ventures receives a working interest in GREKA Energy's oil and gas properties.

Overriding Royalty Income

     GREKA Energy has historically assigned overriding royalty interests to certain of its employees. Employees own overriding royalty interests on oil and gas wells invested in by GREKA Energy. Conflicts of interest may arise between employees owning overriding royalty interests in GREKA Energy-operated locations and GREKA Energy.

     As part of Mr. Grewal's employment agreement, he is to receive a two percent (2%) overriding royalty of all oil and gas production received by GREKA Energy. Josh Stark, Vice President of Exploitation and Exploration will receive 2% override on the Ohio and Reo oil prospects should they be developed.

Future Transactions

     All transactions between GREKA Energy and an officer, director, principal stockholder or affiliate of GREKA Energy will be approved by a majority of the uninterested directors, only if they have determined that the transaction is fair to GREKA Energy and its stockholders and that the terms of such transaction are no less favorable to GREKA Energy than could be obtained from unaffiliated parties.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of GREKA Energy common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and GREKA Energy must identify in this document those persons who did not file these reports when due. Based solely on its review of copies of the reports filed with the SEC and written representations of its directors and executive officers, GREKA Energy believes that all persons subject to reporting filed the required reports on time in 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April __, 1999, the common stock ownership of each person known by GREKA Energy to be the beneficial owner of 5% or more of GREKA Energy common stock, all directors and the executive officer individually and all directors and the executive officer of GREKA Energy as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. There are no contractual arrangements or pledges of the Company's securities, known to GREKA Energy, which may at a subsequent date result in a change of control of GREKA Energy. As of April __, 1999, there were _________ shares of GREKA Energy common stock issued and outstanding.

                              Amount of Beneficial
                                    Ownership
                                    ---------

      Name and Address                      Common            Percent of
      of Beneficial Owner                  Stock(1)             Class
      -------------------                  --------            --------
      International Publishing             276,093               _____%
      Holding s.a.
      Postbus 84019
      2508 AA The Hague
      The Netherlands

      Capco Resources Ltd.(2)            1,340,000                ____%
      3201 Airpark Drive, Suite 201
      Santa Maria, CA  93455

      Randeep S. Grewal                  1,560,000 (3)            ____%
      Chairman and
      Chief Executive Officer
      10815 Briar Forest Drive
      Houston,  TX 77042/
      630 Fifth Avenue,  Suite 1501
      New York, NY 10111

      Dr. Jan F. Holtrop                      6,108               < 1%
      Director
      Van Alkemadelaan
      2596 AS The Hague
      The Netherlands

     Dirk Van Keulen                         -0-             -0-%
     Director
     Heemraadslag 14
     2805 DP Gauda
     The Netherlands

      George G. Andrews                           0               -0-%
      Director
      7899 West Frost Drive
      Littleton, CO 80123

      Dai Vaughan                               _____        _____________
      _____________________
      _____________________
      ______________________


      All directors and the
      executive officer                          _______          ____%
      as a group (5 persons)

---------------

(1) Rule 13d-3 under the Securities Exchange Act of 1934, as amended, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including but not limited to, the exercise of any option, warrant or conversion of a security.

(2) Capco Resources Ltd. is controlled by Ilyas Chaudhary, a former executive officer, director and principal shareholder of Saba. By a Stock Exchange Agreement dated November 23, 1998, among Horizontal Ventures and the former shareholders of Saba Aquisub, Inc., including Capco, Capco has delivered a proxy to Randeep S. Grewal conferring on Mr. Grewal voting power with respect to the GREKA Energy common stock owned by Capco.

(3) Includes presently exercisable options to acquire 150,000 shares of GREKA Energy common stock and 1,340,000 shares as to which Mr. Grewal has voting power under a proxy from Capco.

Item 12. Certain Relationships and Related Transactions

     During the last two fiscal years, there have been no transactions between GREKA Energy and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of GREKA Energy's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     Randeep S. Grewal, GREKA Energy's Chairman and Chief Executive Officer, also receives an overriding royalty of 2 percent of all oil and gas production received by GREKA Energy during the term of his employment. GREKA Energy issued previously quoted 30,000 shares of GREKA Energy common stock to Mr. Grewal upon the effective date of the acquisition of Saba.

     On March 12, 1998, Richard Wedel, then an executive officer and director of GREKA Energy, resigned and entered into an agreement providing for certain severance benefits and mutual covenants.

     It is GREKA Energy's policy that any future material transactions between it and members of its management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.


Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.       Exhibit Description

3.1               Restated  Articles  of  Incorporation of Horizontal
                  Ventures (filed as Exhibit 3A to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended
                  June 30, 1998 (File No. 0-20760) and incorporated herein by reference)
3.2 Articles of Amendment to Articles of Incorporation effective March 22, 1999 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 15, 1999 and incorporated herein by reference)
3.3 By-Laws of Horizontal Ventures (incorporated by reference to Exhibit No. 3 to the Horizontal Ventures' Registration Statement (#33-24265-LA)
10.1              Post-Petition Loan Agreement (incorporated by reference to
                  Exhibit 10E to Horizontal Ventures' Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.2 Amended Post-Petition Loan Agreement (incorporated by reference to Exhibit 10-F to Horizontal Ventures' Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.3 Horizontal Drilling Services Letter Agreement (incorporated by reference to Exhibit 10-G to Horizontal Ventures'
                  Annual Report on Form 10-KSB for the year ended December
                  31, 1996).
10.4 Agreement and Plan of Acquisition (incorporated by reference to Exhibit 10.1 to Horizontal Ventures' Current Report on Form 8-K for event dated August 11, 1997).
10.5 Randeep S. Grewal Employment Agreement (incorporated by reference to Exhibit 10.1 to Horizontal Ventures' Current Report on Form 8-K for event dated August 28, 1997).
10.6 Post Petition Loan Agreement (incorporated by reference to Exhibit 10.1 to Horizontal Ventures' Current Report on Form 8-K for event dated August 28, 1997.
10.7 Cat Canyon Lease Purchase Agreement (filed as Exhibit 10K to Horizontal Ventures' Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-20760) and incorporated herein by reference).
10.8              Employment Agreement with Ilyas Chaudhary (filed as Exhibit
                  10.3 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.9              Employment Agreement with Walton C. Vance (filed as Exhibit
                  10.31 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.10 First Amendment, Letter Agreement with Bradley T. Katzung (filed as Exhibit 10.33 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.11             Second  Amendment  to  Employment  Agreement with Bradley T.
                  Katzung (Filed as Exhibit 10.5 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.12             Employment  Agreement  with Burt  Cormany  (filed as Exhibit
                  10.1 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.13 Employment Agreement with Alex Cathcart, dated March 1, 1997, (filed as Exhibit 10.38 to Saba's Quarterly Report Form 10-Q for the quarter ended June 30, 1997 (file No.001-13880) and incorporated herein by reference)
10.14 Retainer Agreement with Rodney C. Hill, A Professional Corporation, dated March 16, 1997 (filed as Exhibit 10.39 to Saba's Quarterly Report Form 10-Q for the quarter ended June 30, 1997(File No. 001-13880) and incorporated herein by reference)
10.15 Amendment to Retainer Agreement with Rodney C. Hill, A Professional Corporation dated March 13, 1998 (Filed as
                  Exhibit 10.9 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.16             Saba Petroleum Company 1996 Equity  Incentive Plan (filed as
                  Exhibit 4.4 to Saba's Registration Statement on Form S-8, dated August 21, 1997 (File No. 333-34035) and incorporated herein by reference)
10.17 Saba Petroleum Company 1997 Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.5 to Saba's Registration Statement on Form S-8, dated August 21, 1997 (File No. 333-34035) and incorporated herein by reference)
10.18 First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.1 to Saba's quarterly report on Form 10-QSB for the quarter ended September 30, 1996 (File No. 001-13880) and incorporated herein by reference)
10.19 Amendment Number One to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as
                  Exhibit 10.20 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 1-12322) and incorporated herein by reference)
10.20 Amendment Number Two to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as
                  Exhibit 10.1 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)
10.21 Amendment Number Three to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.2 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)
10.22 Amendment Number Four to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as
                  Exhibit 10 to Saba's Current Report on Form 8-K filed September 24, 1997 (File No. 001-13880) and incorporated herein by reference)
10.23 Corrections relating to Second Amendment dated August 28, 1997, and Fourth Amendment dated September 9, 1997 to the First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.4 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)
10.24 Amendment Number Five to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as
          Exhibit 10.4 to Saba's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)
10.25 Consent Letter to Preferred Stock Transaction by Bank One, Texas, N.A. dated December 31, 1997 (filed as Exhibit 10.2 to Saba's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)
10.26 Amendment of the First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A., dated December 31, 1997 (filed as
Exhibit 10.3 to Saba's Report Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)
10.27 Amendment Number Seven to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (Filed as Exhibit 10.21 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.28 Stock Purchase Agreement (filed as an exhibit to Saba's Current Report on Form 8-K dated January 10, 1995 (File No. 1-12322) and incorporated herein by reference)
10.29 Processing Agreement between Santa Maria Refining Company and Petro Source Refining Corporation (filed as Exhibit 10.6 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.30 Agreement among Saba Petroleum Company, Omimex de Colombia, Ltd. and Texas Petroleum Company to acquire Teca and Nare fields (filed as Exhibit 10.7 to Saba's Registration Statement on Form SB-2 (File No.33-94678) and incorporated herein by reference)
10.31 Agreement among Saba Petroleum Company, Omimex de Colombia, Ltd. and Texas Petroleum Company to acquire Cocorna Field (filed as Exhibit 10.8 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.32 Agreement among Saba Petroleum Company and Cabot Oil and Gas Corporation to acquire Cabot Properties (filed as Exhibit 10.9 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.33 Agreement among Saba Petroleum Company, Beaver Lake Resources Corporation and Capco Resource Properties Ltd. (filed as Exhibit 10.10 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.34 Amendment to Agreement among Saba, Omimex de Colombia, Ltd. and Texas Petroleum Company to acquire the Teca and Nare fields (filed as Exhibit
2.2 to Saba's Current Report on Form 8-K dated September 14, 1995 (File No. 1-12322) and incorporated herein by reference)
10.35 Promissory Notes of Saba (filed as Exhibit 10.13 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.36 CRI Stock Purchase Termination Agreement (filed as Exhibit 10.14 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.37 Form of Common Stock Conversion Agreement between Capco and Saba (filed as Exhibit 10.15 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.38 Form of Agreement regarding exercise of preemptive rights between Capco and Saba (filed as Exhibit 10.16 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.39 Letter Agreement, as amended, between Omimex de Colombia, Ltd. and Saba (filed as Exhibit 10.17 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)
10.40 Promissory Note of Mr. Chaudhary (filed as Exhibit 10.2 to Saba's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 001-13880) and incorporated herein by reference)
10.41 Form of Stock Option Agreements between Mr. Chaudhary and Messrs. Hickey and Barker (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 001-13880) and incorporated herein by reference)
10.42 Form of Stock Option Termination Agreements between Saba and Messrs. Hagler and Richards (filed as Exhibit 10.4 to Saba's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No.001-13880) and incorporated by reference)
10.43 Agreement Minutes concerning Colombia oil sales contract between Omimex as operator and Ecopetrol (filed as Exhibit 10.21 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.44 Operating Agreement between Omimex and Sabacol-Velasquez property (filed as Exhibit 10.22 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.45 Operating Agreement between Omimex and Sabacol-Cocorna and Nare properties (filed as Exhibit 10.23 to Saba's annual report on Form10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.46 Operating Agreement between Omimex and Sabacol-Velasquez-Galan Pipeline (filed as Exhibit 10.24 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.47 Operating Agreement between Omimex and Sabacol-Cocorna Concession property (filed as Exhibit 10.25 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.48 Life insurance contract on life of Ilyas Chaudhary (filed as Exhibit 10.26 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.49 Life insurance contract on life of Ilyas Chaudhary (filed as Exhibit 10.27 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.50 Agreement for Assignment of Leases between Saba and Geo Petroleum, Inc. (filed as an exhibit to Saba's amended annual report on Form 10-KSB/A for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.51 Amendment to Agreement for Assignment of Leases between Saba and Geo Petroleum, Inc. (Filed as Exhibit 10.45 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.52 Agreement to Provide Collateral between Capco and Saba Petroleum Company (filed as Exhibit 10.29 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.53 Purchase and Sale Agreement between DuBose Ventures, Inc., Rockbridge Oil & Gas, Inc., Saba Energy of Texas, Incorporated and Energy Asset Management Corporation to acquire properties in Jefferson Parish, LA (filed as Exhibit 10.30 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)
10.54 Beaver Lake Resources Corporation March 1997 Re-Financing Agreement (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.55 Production Sharing Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Nagara (Pertamina) and Saba Jatiluhur Limited (filed as Exhibit
10.5 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)
10.56 Agreements among Saba, Amerada Hess Corporation and Hamar Associates II, LLC dated November 1, 1997 (Filed as Exhibit 10.50 to Saba's annual report on Form 10-K for the year ended December 31,1997 (File No. 001-13880) and incorporated herein by reference)
10.57 Agreements among Saba, Chevron U.S.A. Production Company and Nahama Natural Gas (Filed as Exhibit 10.51 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.58     Exchange Agreement between Saba and Energy Asset Management
Company, L.L.C. dated March 6, 1998 (Filed as Exhibit 10.52 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.59 Office Lease Agreement, 3201 Airpark Drive, Santa Maria, California (filed as Exhibit 10.2 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.60 Office Lease Agreement, 17526 Von Karman Avenue, Irvine, California (Filed as Exhibit 10.54 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.61     Purchase and Sale Agreement between Saba and Statoil Exploration
(US) Inc. dated August 19, 1997 (filed as an exhibit to Saba's Current Report on Form 8-K dated September 24,1997 (File No. 001-13880) and incorporated herein by reference)
10.62     Securities  Purchase  Agreement dated December 31, 1997 (filed as
Exhibit 10.1 to Saba's Report Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)
10.63 Registration Rights Agreement dated as of December 31, 1997(filed as Exhibit 3(I).1(a) to Saba's Registration Statement on Form S-1, dated January 27, 1998 (File No. 333-45023) and incorporated herein by reference)
10.64 Stock Purchase Warrant (Closing Warrant) dated December 31,1997(filed as Exhibit 3(I).1(a)to Saba's Registration Statement on Form S-1, dated January 27, 1998 (File No. 333-45023) and incorporated herein by reference)
10.65 Stock Purchase Warrant (Redemption Warrant) dated December 31, 1997 (filed as Exhibit 3(I).1(a) to Saba's Registration Statement on Form S-1, dated January 27, 1998 (File No. 333-45023) and incorporated herein by reference)
10.66     Finder Agreement dated as of December 31, 1997 (Filed as Exhibit
10.60 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.67 Stock Purchase Warrant (Finder Warrant) dated as of December 31, 1997 (Filed as Exhibit 10.61 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)
10.68 Preliminary Agreement To Enter Into A Business Combination dated March 18, 1998 by and among Saba and Omimex Resources, Inc. (filed as
Exhibit 10.1 to Saba's Current Report on Form 8-K dated March 30, 1998 (File No. 001-13880) and incorporated herein by reference)
10.69 Press Release announcing the Proposed Combination between Saba and Omimex Resources, Inc. dated March 18, 1998 (filed as Exhibit 10.2 to Saba's Current Report on Form 8-K dated March 30, 1998 (File No. 001-13880) and incorporated herein by reference) 10.70 Preferred Stock Transfer Agreement dated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit
10.1 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).
10.71 Common stock Purchase Agreement dated October 8, 1998 between Horizontal Ventures and Saba (filed as Exhibit 10.2 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).
10.72 Option Agreement dated July 22, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.3 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).
10.73 Promissory Note dated October 6, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.4 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).
10.74 Pledge Agreement dated October 6, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.5 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).
10.75 Promissory Note dated November 4, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.6 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).
10.76 Pledge Agreement dated November 4, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.7 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).
10.77 Agreement and Plan of Reorganization dated as of June 1, 1998 by and among Saba and Ominex Resources, Inc. et al. (filed as Exhibit 10.1 to Saba's Current Report on Form 8-K dated June 16, 1998 (File No. 001-13880) and incorporated herein by reference).
10.78 Consent letter to provisions of Section 1.7 of the Agreement and Plan of Reorganization by Bank One, Texas, NA, dated June 2, 1998 (filed as
Exhibit 10.2 to Saba's Current Report on Form 8-K dated June 16, 1998 (File No. 001-13880) and incorporated herein by reference).
10.79 Amendment to First Amended and Restated Loan Agreement dated September 23, 1996, as amended among Saba et al. And Bank One, Texas, NA dated June 9,(filed as Exhibit 10.3 to Saba's Current Report on Form 8-K dated June 16, 1998 (File No. 001-13880) and incorporated herein by reference).
10.80 Mutual Termination and Release Agreement dated September 15, 1998 by and among Saba, Saba Acquisition, Inc., Omimex Resources, Inc., the Omimex Resources, Inc. stockholders and Ilyas Chaudhary (filed as Exhibit 10.67 to Amendment No. 2 to Saba's Registration Statement on Form S-1 dated December 22, 1998 (File No. 333-45023) and incorporated herein by reference).
10.81 Letter Agreement dated October 8, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.3 to Saba's Current Report on Form 8-K dated October 6, 1998 (File No. 001-138807) and incorporated herein by reference).
10.82 Employment Agreement with Imran Jattala dated July 23, 1998 (filed as Exhibit 10.71 to Amendment No. 2 to Saba's Registration Statement on Form S-1 dated December 22, 1998 (File No. 333-45023) and incorporated herein by reference).
10.83 Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the Shareholders of Saba Acquisub, Inc.*
10.84 Agreement to Amend Common stock Purchase Agreement dated December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.85 Amendment No. 1 dated December 15, 1998 to Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the shareholders of Saba Acquisub, Inc.*
10.1 to Saba's Current Report on Form 8-K dated December 18, 1998 File No. 001-13880) and incorporated herein by reference).
10.86 Amendment to $1,500,000 Promissory Note (filed as Exhibit 10.86 to the Amendment No. 2 to the Company's Registration Statement filed on Form S-4 dated February 19, 1999 and incorporated herein by reference)
10.87     Exchange Agreement between GREKA Energy and RGC International
          Investors*
10.88     Secured Convertible Promissory Note*
10.89 Asset Purchase Agreement entered into March 17, 1999 among Sabacol, Inc. and the Omimex Group*
10.90 First Amendment to Employment Agreement of Randeep S. Grewal effective October 14, 1998*
16.1 Letter by PricewaterhouseCoopers, LLP dated February 15, 1999 regarding change in accountants (filed as Exhibit 16.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 dated February 16, 1999 and incorporated herein by reference)
16.2 Letter by Bateman & Co., Inc., P.C., dated February 19, 1999 regarding change in accountants.
21.1 Subsidiaries of Horizontal Ventures Acquisition Corporation (filed as Exhibit 21.1 to Horizontal Ventures' Registration Statement on Form S-4 dated December 22, 1998 and incorporated herein by reference).
21.2 Subsidiaries of Saba (filed as Exhibit 21.1 to Saba's Registration Statement on Form S-1 dated January 21, 1998 and incorporated herein by reference).
23.1 Consent of Arthur Andersen LLP, Independent Certified Public Accountants, related to the financial statements for GREKA Energy Corporation*
23.2 Consent of Bateman & Co., Inc., P.C., Independent Certified Public Accountants, related to the financial statements for GREKA Energy Corporation*
23.3      Consent of Netherland, Sewell & Associates, Inc.*
23.4      Consent of Sproule Associates Limited *
27.1      Financial Data Schedule*
99.1      Consolidated Financial Statements of Saba Petroleum Company**

     *   Filed herewith.
     **  To be filed by amendment.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                        GREKA ENERGY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                       REQUIRED BY ITEM 8 AND ITEM 14


                                                                      Page
Financial Statements of GREKA Energy Corporation

Report of Independent Public Accountants . . . . . . . . . . . . . . . .  F-2
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Balance Sheet as of December 31, 1998 . . . . . . . . . . .  F-4
Consolidated Statements of Operations for each of the
   two years ended December 31, 1998 . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Stockholders' Equity for each
   of the two years ended December 31, 1998 . . . . . . . . . . . . . . . F-6
Consolidated Statements of Cash Flows for each of the two
   years ended December 31, 1997 . . . . . . . . . . . . . . . . . . . .  F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  F-8


Financial Statements of Saba Petroleum Company

Reports of Independent Public Accountants . . . . . . . . . . . . . . . .
Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . . .
Consolidated Statements of Operations for each of the
   three years ended December 31, 1998 . . . . . . . . . . . . . . . . .
Consolidated Statements of Stockholders' Equity (deficit) for each of the three years ended December 31, 1998 . . . . . . . . . . . . . .
Consolidated Statements of Cash Flows for each of the three
   years ended December 31, 1998 . . . . . . . . . . . . . . . . . . . .
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .
Supplemental Information About Oil and Gas Producing Activities . . .


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE

Reports of Independent Public Accountants                                F-2

Consolidated Balance Sheet as of December 31, 1998                       F-3

Consolidated Statements of Operations for the Two Years Ended

     December 31, 1998 and 1997                                          F-4

Consolidated Statements of Stockholders' Equity for the Two Years

     Ended December 31, 1998 and 1997                                    F-5

Consolidated Statements of Cash Flows for the Two Years Ended

     December 31, 1998 and 1997                                          F-7

Notes to Consolidated Financial Statements                               F-9


Financial statement schedules have been omitted since they are either not required, are not applicable or the required information is included in the consolidated financial statements or the notes thereto.



Bateman & Co., Inc. P.C.                      5 Briardale Court
Certified Public Accountants                  Houston, TX 77027-2904
                                              (713) 552-9800
                                              Fax (713) 552-9700
                                              www.batemanhouston.com


                        INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors
GREKA Energy Corporation, Inc.

     We have audited the consolidated balance sheet of GREKA Energy Corporation formerly known as Petro Union, Inc. (a Colorado corporation), dba Horizontal Ventures, Inc., as of December 31, 1997, and the related consolidated statements of operations, owners' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GREKA Energy Corporation, as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


/S/ BATEMAN & CO., INC., P.C.
Houston, Texas
April 14, 1998



                  Report of Independent Public Accountants


To the Shareholders of GREKA Energy Corporation:

We have audited the accompanying consolidated balance sheet of GREKA Energy Corporation (a Colorado corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, owners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREKA Energy Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant equity method investment that has also experienced financial difficulties which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



Arthur Andersen LLP

New York, New York
April 15, 1999



                     GREKA ENERGY CORPORATION (Note 2)
                        Consolidated Balance Sheet
                             December 31, 1998

                                  ASSETS
Current assets:
  Cash and cash equivalents                                    $      250,212

Accounts Receivable
  Trade, net of allowance for doubtful accounts of $74,092             20,807
  Other                                                               150,788
                                                               _______________
Total Current Assets                                                  421,807

Investment in Saba Petroleum Company                               15,804,110
Investment in limestone property, at cost                           3,500,000
Properties and Equipment, at cost, net of accumulated
  depreciation and depletion of $4,081,340                            925,951
Deposits, prepayments and deferred charges                            154,937
                                                               _______________

Total Assets                                                      $20,806,805
                                                               ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long term notes and notes payable      $    2,013,338
  Accounts payable and accrued expenses                               236,323
                                                               _______________
Total Current Liabilities                                           2,249,661

Long term notes payable                                                52,634

Commitments and contingencies

Stockholders' equity
  Common Stock, no par value, 50,000,000 shares authorized,
    2,910,988 shares issued and outstanding                        25,735,019
  Accumulated deficit                                              (7,230,509)
                                                               _______________

Total Stockholders' Equity                                         18,504,510
                                                               _______________

Total Liabilities And Stockholders' Equity                        $20,806,805
                                                               ===============


  The accompanying notes are an integral part of these financial statements.



                     GREKA ENERGY CORPORATION (Note 2)
                  Consolidated Statements of Operations
            For The Years Ended December 31, 1998 and 1997


                                               1998                 1997
Revenues                               $         145,813    $         211,696
                                       __________________   __________________

Costs and Expenses
  Operating costs                                121,016              247,979
  Salaries and wages                             455,510              213,213
  Depreciation, depletion and
   amortization                                  333,468               24,016
  Writedown of oil and gas properties          3,171,485                    -
  Rentals                                         94,828               31,262
  Taxes, other than on income                     58,207               16,059
  Other administrative expenses                  933,244              495,823
                                       __________________   __________________
Total costs and expenses                       5,167,758            1,028,352
                                       __________________   __________________
Loss from operations                          (5,021,945)            (816,656)


Other income (expense)
  Equity in loss of Saba                        (586,020)                   -
  Gain (loss) on sale of assets                    9,223              (21,062)
  Interest income                                 83,242               11,873
  Interest expense                               (32,145)             (25,271)
                                       __________________   __________________
Net other income (expense)                      (525,700)             (34,460)
                                       __________________   __________________


Loss before income taxes                      (5,547,645)            (851,116)
Provision for income tax                               -                    -
                                       __________________   __________________
Net loss                               $      (5,547,645)   $        (851,116)
                                       ==================   ==================
Loss per share of common stock         $           (3.42)   $           (1.44)
                                       ==================   ==================
Weighted average number of shares
  outstanding                                  1,621,483              591,053
                                       ==================   ==================


  The accompanying notes are an integral part of these financial statements.



                     GREKA ENERGY CORPORATION (Note 2)
                Consolidated Statements of Owners' Equity
             For The Years Ended December 31, 1998 and 1997


                                 Common Stock        Series A Preferred Stock

                              Shares     Amount          Shares     Amount

Balance, December 31, 1996    3,690      $        37           -  $         -

Stock issued for services    30,000              300           -            -

Stock issued in exchange
  for subordinated
  convertible debentures,
  and net assets of
  limited partnership       725,770            7,258           -            -

Stock issued for cash             -                -   3,000,000       30,000
                         __________      ____________ ___________ ____________

Balance prior to reverse
  merger with Petro
  Union, Inc.               759,460            7,595   3,000,000       30,000

Effect of reverse merger
  with Petro Union, Inc.    240,805        6,174,675  (3,000,000)     (30,000)

Stock issued for cash in
  Reg "S" offerings         552,470        5,801,518           -            -

Less, related offering
  costs                           -         (454,837)          -            -

Issuance of stock to
  retire note payable to
  related party               6,108           59,122           -            -

Net loss                          -                -           -            -
                         __________      ____________ ___________ ____________

Balance, December 31,
  1997                    1,558,843       11,588,073           -            -
                         __________      ____________ ___________ ____________

Stock issued for cash
  in Reg. "S" offering,
  net                        12,145           84,446           -            -

Issuance of stock to
  purchase shares of
  Saba Petroleum
  Company                 1,340,000       14,062,500           -            -

Net loss                          -                -           -            -
                         __________      ____________ ___________ ____________

Balance, December 31,
  1998                    2,910,988      $25,735,019           -  $         -
                         ==========      ============ =========== ============


                     GREKA ENERGY CORPORATION (Note 2)
                Consolidated Statements of Owners' Equity
            For The Years Ended December 31, 1998 and 1997
                               (Continued)


                                                        Capital
                          Capital In                   Contributed
                        Excess of Par    Accumulated    by Limited
                            Value          Deficit       Partners      Total

Balance, December 31,
  1996                   $    3,445      $  (831,748) $  818,000  $   (10,266)

Stock issued for services         -                -           -          300

Stock issued in exchange
  for subordinated
  convertible debentures,
  and net assets of
  limited partnership     1,398,831                -    (818,000)     588,089

Stock issued for cash       570,000                -           -      600,000
                         __________      ____________ ___________ ____________

Balance prior to reverse
  merger with Petro
  Union, Inc.             1,972,276         (831,748)          -    1,178,123

Effect of reverse merger
  with Petro Union, Inc. (1,972,276)               -           -    4,172,399

Stock issued for cash in
  Reg "S" offerings               -                -           -    5,801,518

Less, related offering
  costs                           -                -           -     (454,837)

Issuance of stock to
  retire note payable to
  related party                   -                -           -       59,122

Net loss                          -         (851,116)          -     (851,116)
                         __________      ____________ ___________ ____________

Balance, December 31,
  1997                            -       (1,682,864)          -    9,905,209
                         __________      ____________ ___________ ____________

Stock issued for cash
  in Reg. "S" offering,
  net                             -                -           -       84,446

Issuance of stock to
  purchase shares of
  Saba Petroleum
  Company                         -                -           -   14,062,500

Net loss                          -       (5,547,645)          -   (5,547,645)
                         __________      ____________ ___________ ____________

Balance, December 31,
  1998                   $        -      $(7,230,509) $        -  $18,504,510

                         ==========      ============ =========== ============


                     GREKA ENERGY CORPORATION (Note 2)
                  Consolidated Statements of Cash Flows
            For The Years Ended December 31, 1998 and 1997


                                               1998                 1997
Cash flow operating activities:
  Net loss                             $      (5,547,645)   $        (851,116)
  Adjustments to reconcile net loss
    to net cash used in operations:
  Depreciation, depletion, and
    amortization                                 333,468              177,426
  Writedown of oil and gas properties          3,171,485                    -
  (Gain) loss on sale of assets                   (9,223)              21,062
  Equity in net loss of Saba                     586,020                    -
  Stock and partners' capital issued
    for services                                       -                  300
  (Increase) decrease in accounts
    receivable                                    (3,626)              66,040
  (Increase) in accounts receivable,
    other                                       (147,355)                 520
  (Increase) in net other assets                (114,646)                   -
  Increase (decrease) in accounts
    payable and accrued expenses                (562,222)             136,716
                                       __________________   __________________
Net cash used in operating activities         (2,293,744)            (449,052)
                                       __________________   __________________


Cash flow from investing activities:
  Decrease (increase) in time deposits
    and funds held in escrow                   1,613,695           (1,613,695)
  Purchases of property and equipment         (1,168,519)          (1,502,462)
  Proceeds from sale of property and
    equipment                                     55,908               55,181
  (Increase) decrease in deposits and
    prepayments                                        -                1,286
  Acquisition of Saba common and
    preferred shares                          (2,327,630)                   -
                                       __________________   __________________
Net cash (used) in investing activities       (1,826,546)          (3,059,690)
Cash flows from financing activities:
  Repayments of Notes Payable                    (32,896)            (206,084)
  Proceeds of loans from affiliates            2,000,000               59,122
  Decrease in customer payments
    received in advance                                -              (30,000)

Proceeds from sale of stock, net of
  expenses                                        84,446            5,946,681
Other                                                  -               51,517
                                       __________________   __________________



Net cash provided by financing
  activities                                   2,051,550            5,821,236
                                       __________________   __________________

Net increase (decrease) in cash and
  cash equivalents                            (2,068,740)           2,312,494
Cash and cash equivalents:
  Beginning of period                          2,318,952                6,458
                                       __________________   __________________
End of period                          $         250,212    $       2,318,952
                                       ==================   ==================


Non-cash financing and investing
  activities:
  Stock issued for services            $               -    $             300
  Stock issued for subordinated
    convertible debentures                             -              433,231
  Stock issued for net assets of
    limited partnership                                -              972,858
  Stock issued in satisfaction of
    note payable                                       -               59,122
  Stock issued for investment in
    Saba Petroleum Co.                        14,062,500                    -
  Property and equipment acquired by
    issuance of notes payable                          -              500,000
  Property and equipment acquired in
    reverse merger with Petro Union,
    Inc., net of debt assumed                          -            4,120,882


Supplementary cash flow data:
  Interest paid                                   20,562               26,324
  Income taxes paid                                    -                    -


  The accompanying notes are an integral part of these financial statements.



                     GREKA Energy Corporation (Note 2)
               Notes to Consolidated Financial Statements
                            December 31, 1998



NOTE 1 - FINANCIAL CONDITION AND MANAGMENT'S PLANS

The accompanying consolidated financial statements represent the financial position and results of operations of Horizontal Ventures, Inc., which subsequent to December 31, 1998 changed its name to GREKA Energy Corporation (see Note 2). The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During 1998, due to decreased prices for natural gas and crude oil in all locations in which the Company does business (including the locations of its equity method investment), the Company incurred significant losses, due primarily to reduced production and related oil and gas sales and a $3.2 million non-cash ceiling writedown of its oil and gas assets without any reduction for tax benefits. As a result of these factors, the reported net loss was $5.5 million, or $3.42 per share. The Company has also not made payments on two loans from one of its primary stockholders, but has requested extensions in the due dates for such repayments. In addition, the Company made a substantial investment in Saba Petroleum Company ("Saba") during the year and subsequently merged with such company in March 1999. Saba is not in compliance with certain requirements, restrictions and other covenants in its 9% convertible senior subordinated debentures ($3.6 million), its revolving ($15.6 million) and term ($4.5 million) bank loan agreements, its loan from the operator of properties owned by the Company in Colombia ($4.2 million) and its Series A Convertible Preferred Stock (with a stated value of $8.0 million). As a consequence, it cannot borrow under its revolving bank loan agreement. In addition, Saba's exploratory prospect in Indonesia requires a multi-year commitment of $17.0 million, which period began in October, 1997. Saba also received a notice of default from the Colombian tax authorities for the payment of income taxes for 1997 and 1998. In addition, the Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements. Due to the Company and Saba not being in compliance with the above mentioned requirements, restrictions and other covenants, combined with other normal maturities of long term debt, approximately $2.0 and $28.8 million, of such long term debt is classified as currently payable by the Company and Saba, respectively, and, as a result, the Company and Saba have working capital deficiencies of approximately $1.8 million and $35.4 million, respectively.

To improve its financial situation, management is in the process of renegotiating the terms of Saba's 9% convertible senior subordinated debentures and Saba's Series A Convertible Preferred Stock and is negotiating a term and revolving credit agreement with a new bank. In addition, the Company is negotiating to sell certain non-core assets, including its Colombian subsidiary. In addition, the Company will begin operating Saba's refinery in California on a 100% basis beginning May 1, 1999, which is expected to significantly increase operating cash flows from this asset. The above mentioned transactions are in various stages of completion, and management believes that they will all be closed by June 30, 1999. As a result of the above factors and the pending nature of negotiations, there is substantial doubt about the Company's ability to continue as a going concern if management is not successful in its recapitalization plan. Management believes that the completion of the refinancing and sale transactions discussed above will remove any uncertainty as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of business and organization - GREKA Energy Corporation ("GREKA"), which was named Horizontal Ventures, Inc. prior to changing its name in March 1999, was engaged in contract drilling of oil and gas wells and in development of oil and gas properties for its own account. All of the Company's operations are in one industry segment. Its executive offices are located in New York, New York, and a field office in Tulsa, Oklahoma. It offers its services primarily in the western, Midwestern, and southwestern United States. It has oil and gas properties in California and oil, gas, and limestone properties in the Midwestern United States. As of December 31, 1998, GREKA Energy Corporation also held an approximate 30% ownership interest in Saba Petroleum Company ("Saba"). Subsequent to year end, the company acquired all of the remaining common shares of Saba through the issuance of 1.3 million shares of GREKA common stock. The merged company changed its name to GREKA Energy Corporation. Saba is an international oil and gas producer with principal producing properties in the continental United States, Canada, and Columbia and an asphalt refinery in California.

     Petro Union was a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code until August 28, 1997, at which time the Bankruptcy Court approved its plan of reorganization. As a part of its plan of reorganization, PUI agreed to acquire all the outstanding stock of Horizontal Ventures, Inc. ("HVI"). The acquisition of HVI was completed on September 9, 1997, and after the acquisition, HVI shareholders owned more than 50% of the outstanding shares of PUI. Therefore, pursuant to the rules of the Securities and Exchange Commission, the transaction has been accounted for as a "reverse merger." Accordingly, the accompanying consolidated statements of operations and consolidated statements of cash flows reflect the historical operations and cash flows HVI (including those of PUI after September 9, 1997, the effective date of the merger), whereas previous reports filed by the Company reflected operations and cash flows of PUI. HVI and Petro Union, Inc. completed a statutory merger under the laws of the State of Colorado effective December 31, 1997.

     Basis of presentation - The consolidated financial statements include the accounts of the company and wholly owned subsidiaries. The investment in Saba was acquired through share purchases during the 1998 fourth quarter. As of December 31, 1998, GREKA owns approximately 30% of Saba's common shares and, accordingly, has accounted for this investment using the equity method of accounting.

     The consolidated financial statements also include the accounts and transactions of Calox, Inc. a subsidiary of GREKA , whose principal asset is nonproducing limestone reserves, and HVI Cat Canyon, Inc. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

     Fair value of financial instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and notes payable, approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

     Properties and equipment - Properties and equipment are stated at cost. The Company follows the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development partnerships, if any, will be credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense. Internal costs capitalized as intangible development costs include direct wages paid to drilling crews, related payroll taxes, and travel expenses while on drilling sites; such costs approximated $0 and $10,900 in 1998 and 1997, respectively. Such costs can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead, or similar activities.

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

     The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties - including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties - by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. Excluding the operations of the company's equity investment in Saba, it currently has production in the United States only. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.

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

     During the fourth quarter of 1998, the Company recorded a $3,059,119 non-cash ceiling writedown of its oil and gas properties.

     Depreciation for all other property and equipment is provided over estimated useful lives using the straight line method of depreciation for financial reporting purposes and the accelerated cost recovery system for income tax purposes. Renewals and betterments are capitalized when incurred. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense.

     The Company's investment in limestone reserves will be amortized on a unit-of-production basis as the reserves are mined and produced. Since the acquisition of the limestone reserves in 1993, there has been no development or production of these properties. Management has determined that there is no impairment in value of the reserves at December 31, 1998.

     License agreements and organization expenses - The Company has acquired certain licenses for the use of horizontal drilling technology developed by Amoco Corporation. License agreements and organization expenses are amortized over a fifteen and five year life, respectively, using the straight line method of amortization. Amortization charged to operations was $16,593 and $16,510 in 1997 and 1998, respectively.

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

     Federal and State income taxes - The Company follows SFAS No. 109, "Accounting for Income Taxes", which accounts for income taxes using the liability method. Under SFAS No. 109, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations. The primary differences between financial reporting and tax reporting relate to the availability of net operating loss carryforwards, and the use of accelerated methods of depreciation for income tax purposes.

     Earnings per share - Basic (loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods. In computing average outstanding shares during 1997, the Company has converted Horizontal Ventures shares outstanding prior to the merger to equivalent Petro Union shares on a pro rata basis. Diluted earnings per share is computed by considering the effect of outstanding options and warrants. However, diluted earnings per share is the same as basic earnings per share in instances where a loss has been incurred. Accordingly, diluted earnings per share has not been presented.

     Accounting Pronouncement Issued, but Not Yet Adopted - The Company has not yet adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." Such pronouncement will require that the Company expense the balance of its unamortized organization costs in the first quarter of 1999. At December 31, 1998, the balance of unamortized organization costs is $16,542.

NOTE 3 - MERGER OF PETRO UNION, INC. AND HORIZONTAL VENTURES, INC.:

     On June 13, 1997, Horizontal Ventures, Inc. and Petro Union, Inc. entered into an agreement under which all of the outstanding common and preferred shares HVI would be acquired by Petro Union. Petro Union was also engaged in performing contract drilling services using the licensed Amoco technology. Petro Union was subject to supervision in the U.S. Bankruptcy Court for the Southern District of Indiana under Chapter 11 of the U.S. Bankruptcy Code, and the agreement with HVI was part of Petro Union's Plan of Reorganization. On August 28, 1997, the Bankruptcy Court approved the Plan, the principal points of which are as follows:

    * The par value of Petro Union stock was converted from $.125 par value to no par value.

    * All secured debt was paid according to the terms previously contracted for.

    * Unsecured creditors in class C-1 received 20,000 shares of new Petro Union no par value stock in satisfaction of their claims, and unsecured creditors in class C-2 received 80,000 shares of new HVI no par value stock in satisfaction of their claims.

    * The priority post-petition promissory note of Pembrooke Holdings Corporation (Pembrooke) in the amount of $150,000 was paid with $100,000 in cash and the issuance of 49,999 shares of new HVI no par value stock valued at $50,000.

    * Existing shareholders of Petro Union received new HVI no par value stock in the ratio of 1 new share for each 220 shares of old stock.

    * Randeep C. Grewal, CEO of HVI and Richard D. Wedel, President of Petro Union received 70,000 shares each of new Petro Union no par value stock valued at $20,000 each, or $40,000 in total.

    * International Publishing Holding s.a. ("IPH"), a Luxembourg societe anonyme, loaned $200,000 to Petro Union secured by 50% interest in its nonproducing limestone reserves; the loan was then converted into 40,000 shares of new HVI no par value stock.

    * Petro Union issued 590,000 shares of new HVI no par value stock for all the outstanding common and preferred stock of HVI.

     After the Plan was consummated on September 9, 1997, HVI shareholders owned approximately 63% of the new HVI no par value stock.

     Pro-forma summary statements of operations, combining Petro Union, Inc., and HVI, are as follows, assuming the merger had occurred January 1, 1997:

                         Year Ended December 31, 1997


                          Petro Union, Inc.  Petro Union, Inc.,
                         (January 1 through        d/b/a
                         September 9, 1997)         HVI           Pro-Forma
Revenues                    $    311,798       $    211,696      $    523,494
Cost of revenues                 237,801            247,979           485,780
                            _____________      _____________     _____________
Gross profit (loss)               73,997            (36,283)           37,714


General and administrative
  expenses                       264,550            780,373         1,044,923
                            _____________      _____________     _____________


(Loss) from operations          (190,553)          (816,656)       (1,007,209)
Other income (expense)            (7,933)           (34,460)          (42,393)
                            _____________      _____________     _____________


(Loss) before tax               (198,486)          (851,116)       (1,049,602)
Provision for taxes                    -                  -                 -
                            _____________      _____________     _____________


Net  (loss)                 $   (198,486)      $   (851,116)     $ (1,049,602)
                            =============      =============     =============


NOTE 4 - PURCHASE OF EQUITY INTEREST IN AND SUBSEQUENT MERGER WITH SABA PETROLEUM COMPANY

During 1998, GREKA entered into the following transactions to purchase its interests in Saba Petroleum Company (Saba).


     Date     Consideration     Common Stock     Preferred Stock     Cost
October                Cash           80,000                      $    70,130
October                Cash                                  690      750,000
November               Cash          333,333                        1,500,000
December       1.34 million
                  shares of
                      GREKA        2,976,765                       14,070,000
                                  __________         ___________  ____________
Total                              3,390,098                 690  $16,390,130
                                  ==========         ===========  ============


In November, 1998, the Company paid $500,000 to the holder of Saba's Series A Preferred Stock to extend the term of an option to purchase 6,910 shares of Saba Series A Preferred Stock for an additional 30 days. The cash payment is reflected in the above table as part of the November purchases of shares.
Such option expired unexercised. Therefore, as of December 31, 1998, GREKA held 3,390,098 common shares (29.8% of total outstanding) and 690 shares of convertible preferred stock of Saba. As of December 31 1998, GREKA accounts for its investment using the equity method.

GREKA 's $16.4 million equity method investment has been allocated to the fair value of each of Saba's assets and liabilities, as of December 31, 1998 in the following table. The amounts presented represent 29.8% of the estimated fair value of Saba's assets and liabilities (dollars in thousands).

            Refinery                           $12,218.0
            Oil and Gas Properties              10,581.8
            Land                                 3,580.5
            Other Assets                         5,994.2
            Liabilities and minority interest  (13,675.2)
            Preferred stock                     (2,309.2)
                                               __________
            Total investment                   $16,390.1
                                               ==========

The summarized audited financial information of Saba is shown below as of December 31, 1998 and for the years ended December 31, 1998 and 1997:

     Balance Sheet Data                             1998            1997

     Oil and gas properties, net             $    32,904,810  $    54,844,840
     Other assets, net                            16,783,602       22,812,106
     Current liabilities                          40,003,281       39,075,063
     Other liabilities and
     preferred stock                              13,176,220       28,984,304
                                             ________________ ________________
     Net assets                              $    (3,491,089) $     9,597,579
                                             ================ ================
     GREKA 's equity in net assets           $    (1,040,344) $           N/A
                                             ================ ================


     Earnings Data                                  1998            1997

     Revenues                                $    23,331,331  $    35,995,762
     Operating (loss) income                     (24,024,215)       6,744,071
     Net (loss) earnings                     $   (28,650,823) $     2,397,447
                                             ================ ================
     GREKA's equity in loss                  $      (586,020)             N/A
                                             ================ ================

GREKA's equity in loss of Saba represents GREKA's share of Saba's losses since the acquisition dates of Saba's shares during the fourth quarter of 1998.


In addition to the shares owned directly by GREKA, 568,000 Saba shares were owned by IPH, an GREKA shareholder. Such shares were subject to a call agreement by GREKA at an exercise price equal to 120% of the cost of such shares to IPH, payable in cash or common shares of GREKA. IPH had a part agreement that became effective April 1, 1999 and was exercised on such date. GREKA will issue 140,886 shares following the filing of a registration statement.

In December, 1998, GREKA's Board of Directors approved the acquisition of all the remaining outstanding shares of Saba common stock through a proposed merger with GREKA based on an exchange ratio of one share of GREKA common stock for each six shares of Saba common stock. In March 1999, the Company, through a wholly owned subsidiary, merged with Saba in a transaction accounted for as a purchase with a cost of approximately $9.0 million based upon the issuance of 1,332,500 shares of GREKA stock. The results of operations for Saba will be included in the Company's consolidated results of operations as of the acquisition date.

Saba's principal assets are an asphalt refinery, proved oil and gas reserves of 17,603 MBOE, with a standardized measure value of $38.4 million (using prices as of April 1, 1999) and various real estate holdings.

The following are the unaudited pro forma revenue, net loss and loss per share of the Company giving effect to the acquisition of Saba, as if such acquisition had occurred at the beginning of 1998. The unaudited pro forma financial data do not purport to be indicative of the financial position or results of operations that would actually have occurred if the acquisition had occurred as presented or that may be obtained in the future.

                                                     Year Ended
                                                    December 31,
                                                        1998
       Dollars in thousands, except share
         amounts
       Revenue                                      $     23,477
       Net loss                                          (34,273)
       Loss per common share                               (8.08)


NOTE 5 - NON PRODUCING LIMESTONE PROPERTY

The Company owns, through a wholly owned subsidiary, a limestone property, including the land, timber and all the mineral rights associated with the property. International Publishing Holding s.a. (IPH), the Company's largest shareholder, holds an option that expires on September 9, 2000 to acquire 90% of such company for $3.5 million.

Subsequent to year-end, the Company entered into an agreement with IPH and
Pembrooke Holdings Corporation (Pembrooke).   Under the terms of such
agreement, Pembrooke has the following options to acquire 100% of the shares of such subsidiary of GREKA :

  - Pay $3.5 million by March 31, 1999 and four $200,000 annual installments beginning March 31, 2001

  - Pay $3.85 million by May 30, 1999 and four $200,000 annual installments beginning March 31, 2001

  - Issue a non-recourse note for $5.7 million due on or before November 1, 1999, the terms of which would require Pembrooke to pay $3.85 million to GREKA by May 31, 1999 or to pay GREKA $5.7 million on November 1, 1999.

In connection with the above, GREKA shall pay Pembrooke $50,000 and issue shares of GREKA common stock having a value equal to $150,000 based upon the average of the closing prices for the last 30 days prior to February 16, 1999 and GREKA will file a registration statement to register such shares by April 15, 1999 or, if the filing of such registration statement is not done by May 15, 1999, due to the negligence of GREKA, then GREKA will pay Pembrooke $150,000.

NOTE 6 - PROPERTY AND EQUIPMENT:

     A summary of the Company's property and equipment as of December 31, 1998 is as follows:

          Oil and gas properties:
            Leasehold Costs                    $     2,058,177
            Intangible development
              costs                                    910,270
            Lease and well equipment                   289,717
            Storage facilities and
              gathering systems                        187,652
                                               ________________
          Total                                      3,445,816
          Land and buildings                            85,814
          Drilling equipment                         1,242,189
          Transportation equipment                     163,632
          Office computer equipment                     69,840
                                               ________________
          Total cost                                 5,007,291
          Accumulated depletion and
            depreciation                             4,081,340
                                               ________________
                                               $       925,951
                                               ================

Depreciation, depletion and amortization (including an impairment charge of $3,171,485) charged against income was $3,504,953 and $160,833 in 1998 and
1997, respectively.

Useful lives are as follows:

Buildings                                    20 to 40 years
Drilling equipment                            5 to 10 years
Transportation equipment                       5 to 6 years
Office and computer equipment                 3 to 10 years

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     The Company leases office space, automobiles, computers, and other equipment under various operating leases. The Company has options to renew these leases. Aggregate commitments under these leases at December 31, 1998 were as follows:

                          Year Ending December 31:     Amount
                                  1999                $   29,418
                                  2000                    20,570
                                  2001                    16,146
                                  2002                    16,146
                                  2003                    16,146


     Rent expense included in the accompanying statements of operations was $ 76,778 and $31,262 in 1998 and 1997, respectively.

     In October 1994, the Company licensed certain directional drilling technology from Amoco Corporation, a major oil corporation. The license currently requires minimum annual payments of $15,000 per year or $1,639 per well drilled under the license, whichever is greater, and the amounts are adjusted periodically for inflation. The Company incurred license payments approximating $15,000 and $20,000 for the year ended December 31, 1998 and 1997, respectively. Quarterly settlements are required under the license, and Amoco has the right to terminate the license for non-payment. If Amoco were to terminate the Company's license, it could have an adverse affect on the Company's operations.

NOTE 8 - FEDERAL AND STATE INCOME TAXES:

     Due to the losses incurred in 1998 and 1997, the Company has not recorded any provision or benefit for Federal and State income taxes.

     The Company follows SFAS No. 109, "Accounting for Income Taxes" in accounting for deferred Federal income taxes. The Company has recorded deferred tax assets and liabilities, using an expected tax rate of 35%, as follows:

                                                           December 31,
                                                               1998
Deferred tax asset (liability) attributable to:
  Net operating loss carryover                              14,996,540
  Accumulated depreciation                                     974,692
                                                           ____________

Subtotal                                                    15,971,232
Less, Valuation allowance                                  (15,971,232)
                                                           ____________

Net deferred tax asset                                     $         -
                                                           ============

As indicated above, a significant net operating loss carryover has been incurred in prior years, primarily by Petro Union. Management has not yet determined the extent to which the net operating loss will be limited under
Section 382 of the Internal Revenue Code, if any, as a result of the merger with HVI. The net operating loss expires, if unused, as follows:

                        Expires in          Amount
                           2007           $     214,000
                           2008               7,236,400
                           2009               4,551,900
                           2010                 510,700
                           2011              24,437,600
                           2012               1,103,400
                           2013               4,847,300
                                          _____________

                          Total           $  42,901,300
                                          =============

NOTE 9 - NOTES PAYABLE:

Details of long term notes payable are as follows:

          Note payable to International Publishing
            Holding, S.A. (IPH) dated November 2, 1998,
            with interest at 6%                               $     1,500,000
          Note payable to IPH dated October 8, 1998,
            without interest                                          500,000
          Other Notes                                                  65,972
                                                              ________________
          Total                                                     2,065,972
          Less, amount due within one year                         (2,013,338)
                                                              ________________
          Net long term portion                               $        52,634
                                                              ================

Current maturities of long term notes are as follows:

                           1999          2,013,338
                           2000             18,660
                           2001             13,719
                           2002             12,072
                           2003              8,183
                                       ____________
                          Total        $ 2,065,972
                                       ============

The notes payable to IPH are due on May 31, 1999.

NOTE 10  - LITIGATION:

At December 31, 1998, the Company had trade accounts receivable approximating $94,899 from several debtors, some of whom have refused to pay. Although no lawsuits have been filed to collect these debts, management is currently continuing to have discussions with the debtors in an effort to resolve any disputes and collect the amounts due. In one case, the Company has a lien against an oil and gas property, and in another it has received a written promise to pay the amount due. If continuing efforts are unsuccessful, the Company intends to pursue its claims through other legal actions, and believes it will be successful. An allowance for doubtful accounts of $74,092 has been provided for any uncollectible amounts, and management believes it will be adequate to absorb any losses.

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has an agreement with Grupo de Creacion, Ltd. ("GDC"), a Gibraltar corporation and a shareholder of the Company, for financial consulting services. Under the agreement, GDC assisted the Company in arranging three "Reg S" securities offerings during 1997, resulting in proceeds of approximately $5,800,000 for the sale of Company stock. As compensation, GDC receives a negotiated commission of not less than 7% of any financing up to $10 million, and reduced percentages over that amount; in addition, it receives an overriding royalty of 2% of all oil and gas production received by the Company during the term of the agreement. The agreement expires December 31, 2004. GDC was paid commissions of approximately $337,400 for completed financings in 1997, and an overriding royalty of approximately $500.

On September 9, 1997, the Company entered into an employment agreement with Randeep S. Grewal for a five-year term. Mr. Grewal is the Chairman and Chief Executive Officer and a director of the Company. His current salary is $120,000 per year. Compensation is reviewed annually. Mr. Grewal participates in the Company's benefit plans and is entitled to bonuses and incentive compensation as determined by the Board of Directors of the Company. The agreement is terminable for Cause or by the death or disability of Mr. Grewal. Upon termination of the agreement by the Company for any reason other than for Cause, death or disability, the Company is obligated to pay within 30 days after the date of termination (1) Mr. Grewal's Base Salary through the date of the Severance Period, (2) Mr. Grewal's base salary for the balance of the term of the agreement if the Date of Termination is within the first three years of the Employment Agreement (Base Salary is the rate in effect at the Date of Termination), (3) the Annual Bonus paid to Mr. Grewal for the last full fiscal year during the Employment Period and (4) all amounts of deferred compensation, if any. The agreement allows Mr. Grewal to receive an assignment of 2% overriding royalty of all oil and gas production received by the Company. Effective as of the Saba merger date of March 24, 1999, Mr. Grewal's employment agreement has been amended. See Item 10 in Form 10-KSB.

On March 12, 1998, an officer of the Company resigned and entered into an agreement providing for certain severance benefits and mutual covenants. The Company agreed to pay the former officer a severance payment of $50,000.

NOTE 12- STOCK OPTIONS AND WARRANTS:

On September 9, 1997, the Company's Chairman and CEO was granted options to purchase an aggregate of 150,000 shares of the Company's no par value common stock at an option price of $5 per share, exercisable at the rate of 30,000 shares per year, with the first such installment becoming exercisable September 9, 1998, and an additional 30,000 shares on each succeeding September 9 thereafter. A similar option was granted to the Company's President, but the option lapsed upon his resignation in 1998. No compensation expense was recorded in connection with the granting of these options as the option price equaled the market price on the date of grant.

On October 14, 1998, the Company's Chairman and CEO was granted options to purchase an additional 150,000 shares of the Company's no par value common stock at an option price of $8.25 per share (which equaled the market price on this date). In addition, other employees were granted options to purchase an additional 100,000 shares of the Company's no par value common stock at an option price of $8.25 per share.

A summary of the outstanding options follows:

                                        1998                  1997

                                           Weighted               Weighted
                                           Average                Average
                                           Exercise               Exercise
                               Shares       Price      Shares       Price
Options outstanding,
  January 1                 300,000      $  5.00           -     $          -
Options granted             250,000         8.25     300,000             5.00
Options terminated          150,000         5.00           -                -
                           ________      _______    ________     _____________
Options outstanding,
  December 31               400,000         7.03     300,000             5.00
Exercisable at year end      30,000         5.00           -                -
Weighted average fair
  value of options granted                  3.30                         7.88


The Company also granted warrants to purchase common stock to the purchasers of shares from one of the 1997 "Reg S" offerings. A summary is as follows:

                Number of
Date Granted     Shares       Option Price    Effective Date  Expiration Date

September 29,
    1997         127,750         $15.00         January 1,      December 31,
                                                   1998              1999

Such warrants expired unused on December 31, 1998.

As permitted under SFAS 123, the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                               December 31,   December 31,
                                                   1998           1997
   Net loss:               As reported         $ (5,547,645)  $  (851,116)
                           Pro forma           $ (6,139,691)  $(1,245,162)


   Basic and diluted EPS   As reported         $      (3.42)  $     (1.44)
                           Pro forma           $      (3.78)  $     (2.11)


The fair value of each option granted in 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) risk free interest rates ranging from 5.2% to 6.4% (b) expected volatility of 59.2% (c) average time to exercise of 7 years and (d) expected dividend yield of zero.

NOTE 13 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following data is presented pursuant to FASB Statement No. 69 with respect to oil and gas acquisition, exploration, development and producing activities, which is based on estimates of year-end oil and gas reserve quantities and forecasts of future development costs and production schedules. These estimates and forecasts are inherently imprecise and subject to substantial revision as a result of changes in estimates of remaining volumes, prices, costs and production rates.

Future cash inflows are estimated using year-end prices. Oil and gas prices at December 31, 1998 are not necessarily reflective of the prices the Company expects to receive in the future.

Production Revenues and Costs

                                           For the year ended December 31,

                                            1998                     1997
Revenue                                $    145,813             $    211,696
Production Costs                            121,016                  247,979
Depreciation, depletion,
amortization                                333,468                   24,016
Writedown of oil and gas properties       3,171,485                        -
                                       _____________            ______________
Pretax (loss) from producing
activities                             $ (3,480,156)            $    (60,299)


                                            1998                     1997

Capitalized costs at year end:
  Proved reserves                      $  3,445,816             $  1,963,337
  Unproved reserves                               -                  400,000
                                       _____________            ______________
                                          3,445,816                2,363,337

Less, Accumulated depreciation,
  depletion and amortization             (3,242,711)                 (57,598)
                                       _____________            ______________

Net investment in oil and gas
  properties                           $    203,105             $  2,305,739
                                       =============            ==============


                                            1998                     1997

Capitalized
  Costs Incurred:
  Acquisition of properties:
  Proved                               $          -             $  1,679,131
  Unproved                                        -                  400,000
  Exploration costs                               -                        -
  Development costs                       1,082,479                  284,206
                                       _____________            ______________
  Total Capitalized Cost, Incurred     $  1,082,479             $  2,363,337
                                       =============            ==============

Discounted Future Net Cash Flows (unaudited)

The following information relating to discounted future net cash flows has been prepared on the basis of the Company's estimated net proved oil and gas reserves in accordance with FASB Statement No. 69.

Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                            1998                     1997
Future cash flows                      $  1,725,500             $ 40,103,600

Future costs:
  Development                              (440,000)              (5,281,800)
  Production                               (793,700)             (23,805,600)
                                       _____________            ______________

Future net cash flows before income
  taxes                                     491,800               11,016,200
Future income taxes                               -               (3,304,800)
                                       _____________            ______________

Future net cash flow after income
  taxes                                     491,800                7,711,400
Discount at 10% per annum                  (231,100)              (3,101,100)
                                       _____________            ______________

Standardized measure of discounted
  future net cash flows                $    260,700             $  4,610,300
                                       =============            ==============

Changes in Discounted Future Net Cash Flow, from Proved Reserve Quantities:

                                            1998                     1997

Balance, beginning of year
                                       $  4,610,300             $          -
  Sales and transfers of oil and gas
    produced, net of production costs       (17,443)                 (13,578)
  Net changes in prices and production
    costs                                (3,721,007)                       -
  Purchases of minerals in place                  -                4,623,878
  Sales of minerals in place                      -                        -
  Changes in estimated future
    development costs                     4,841,800                        -
  Revisions of previous quantity
    estimates                            (4,771,053)                       -
  Accretion of discounts                    861,000                        -
  Net change in income taxes              1,751,000                        -
  Change in production rates (timing)
    and other                            (3,293,897)                       -
                                       _____________            ______________
Standardized measure of discounted
  future net cash flows                $    260,700             $  4,610,300
                                       =============            ==============


Reserve Information (Unaudited):

The following information with respect to the Company's 1998 and 1997 net proved oil and gas reserves are estimates based on reports prepared by Netherland, Sewell & Associates, Inc. pursuant to principles set forth by the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers. Proved developed reserves represent only those reserves expected to be recovered through existing wells using equipment currently in place. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells or from existing well after material recompletion expenditures. All of the Company's reserves, excluding those of its equity method investment are located in the United States.

                                            1998                     1997
                                          Oil bbls                Oil bbls
   Proved developed and
     undeveloped reserves
   Balance, beginning of year            2,553,007               1,826,385
   Production                              (12,935)                 (2,112)
   Discoveries, extensions, etc.


   Acquisition of reserves in
     place                                                         728,734
   Revisions of estimates               (2,289,851)
                                       ____________            ____________
Balance, end of year                       250,221               2,553,007
                                       ============            ============


Equity Share of Saba Oil and Gas Information:

As of December 31, 1998, the Company has a 30% equity interest in Saba Petroleum Company (See Note 4). Accordingly, the following information represents the Company's equity share of Saba's oil and gas reserves and standardized measure of discounted future net cash flows as of December 31, 1998.

                                        Gas          Oil
                                       MMcf         Mbbl

   Proved reserves                  6,853,334       4,144
                                   ___________   _________


                                        (Dollars in
                                         Thousands)

      Future cash inflows               $     43,815

      Future costs

           Production                        (24,243)

           Development                         (7864)

      Future income tax expense                  (93)
                                        _____________

      Net future cash flows                   11,615

           Discount - 10%                     (4,724)

      Standardized measure of
      discounted future net cash flows      $  6,891
                                             ========


Acquisition of Saba in March 1999:

As discussed in Note 4, subsequent to year end, the Company completed its acquisition of Saba. The following information with respect to the Company's estimated net proved oil and gas reserves are estimates based upon reports prepared by independent petroleum engineers (Netherland, Sewell & Associates, Inc.) If this acquisition had been recorded in 1998, it would have increased the Company's proved reserves as of December 31, 1998 as follows:

                                Acquired Properties      Company Pro Forma
                                  Gas          Oil       Gas          Oil
                                 MMcf         Mbbl      MMcf         Mbbl
   Proved Reserves         22,997,765       13,905   22,997,765     14,155
                          ===========    =========  ===========  =========

Discounted future cash flows at December 31, 1998 related to Saba and on a Company pro forma basis as if the acquisition had occurred in 1998 are as follows (in thousands):

                                                             Company Pro
                                                   Saba         Forma
   Future cash inflows                        $   147,033    $   148,758
   Future costs
     Production                                   (81,354)       (81,754)
     Development                                  (26,389)       (27,183)
     Future income tax expense                       (312)          (312)
                                              ____________   ____________
     Future net cash flows                         38,978         39,509
     Discount - - 10% annually                    (15,853)       (16,084)
                                              ____________   ____________
   Standardized measure of discounted future
     net cash flows                           $    23,125    $    23,425
                                              ============   ============


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GREKA ENERGY CORPORATION


                                /s/ Randeep S. Grewal
Dated: April 15, 1999        By:_________________________________________
                                Randeep S. Grewal, Chairman of the Board
                                and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                         Date


/S/ Randeep S. Grewal
___________________
Randeep S. Grewal        Chairman of the Board of         April 15, 1999
                         Directors and Chief
                         Executive Officer
                         (Principal Executive
                         Officer, Financial Officer
                         and Accounting Officer)

/s/ Jan F. Holtrop
___________________
Dr. Jan F. Holtrop       Director                        April 15, 1999


/s/Dirk Van Keulen
___________________
Dirk Van Keulen          Director                        April 15, 1999


/s/ George C. Andrews
___________________
George C. Andrews        Director                        April 15, 1999

/s/ Dai Vaughan
___________________
Dai Vaughan              Director                        April 15, 1999