Form 10KSB40/A
period 1998-12-31
GREKA ENERGY CORP
filed 1999-04-22
CIK 840402

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-KSB/A

                                  (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1998

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                         Commission File No.:  0-20760


                           GREKA Energy Corporation
                (Name of small business issuer in its charter)

         Colorado                                       84-1091986
(State or other jurisdiction                          (IRS Employer
      of incorporation)                              Identification No.)


630 Fifth Avenue, Suite 1501
New York, New York                                                10111
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

The aggregate market value of 2,472,768 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on April 14, 1999 of $8.00 as reported on the Nasdaq SmallCap Market Sytem, was $19,782,144. The total number of shares of common stock outstanding as of April 14, 1999 was 4,194,969.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

Transitional Small Business Disclosure format (check one).  Yes [ ]   No [X]

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GREKA ENERGY CORPORATION

Dated: April 15, 1999    By: /s/
                            --------------------------------------------
                             Randeep S. Grewal, Chairman of the Board
                                      and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                Title                     Date
     ---------                -----                     ----


/s/
-------------------
Randeep S. Grewal       Chairman of the Board of        April 15, 1999
                        Directors and Chief
                        Executive Officer
                        (Principal Executive
                        Officer, Financial Officer
                        and Accounting Officer)

/s/
-------------------
Dr. Jan F. Holtrop      Director                        April 15, 1999


/s/
-------------------
Dirk Van Keulen         Director                        April 15, 1999


/s/
-------------------
George C. Andrews       Director                        April 15, 1999


/s/
-------------------
David Vaughan           Director                        April 15, 1999


/s/
-------------------
[New Director]          Director                        April 15, 1999