Form 10QSB
period 1999-03-31
GREKA ENERGY CORP
filed 1999-05-24
CIK 840402

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                  OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                       Commission file number 0-20760

                           GREKA Energy Corporation
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

                               (212) 218-4680
               (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 19, 1999, GREKA Energy had 4,352,589 shares of common stock, no par value per share, outstanding.

Explanatory Note:

     For the fiscal periods through December 31, 1998, GREKA Energy Corporation filed its periodic reports with the SEC under the disclosure requirements of SEC Regulation S-B, which applies to "small business issuers." Effective March 24, 1999, GREKA Energy completed its acquisition of Saba Petroleum Company, which prior to the acquisition was an SEC reporting company subject to the disclosure requirements of SEC Regulations S-K and S-X. As a result of the acquisition, beginning with this Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, GREKA Energy will file its SEC reports under Regulations S-K and S-X.

                             TABLE OF CONTENTS
                                                                     Page

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . .   1

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   1

   Condensed Consolidated Balance Sheets as of March 31, 1999
     (Unaudited) and December 31, 1998 . . . . . . . .  . . . . . . .  1
   Condensed Consolidated Statements of Operations for the Three
      Month Periods Ended March 31, 1999 and 1998 (Unaudited) . . . .  3
   Condensed Consolidated Statements of Cash Flows for the Three
      Month Periods Ended March 31, 1999 and 1998 (Unaudited) . . . .  4
   Notes to Condensed Consolidated Financial Statements (Unaudited) .  5

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation. . . . . . . . . . . . . . . .  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  .

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  .

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . .  .

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  .

Item 4.  Submission of Matters to a Vote of Security Holders. . . .  .

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  .

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .



                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 GREKA ENERGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS


                                             March 31,         December 31,
                                                 1999                 1998
                                             (Unaudited)
Current Assets
     Cash and cash equivalents              $1,015,325           $250,212
     Accounts receivable, net of
      allowance for doubtful accounts
      of $158,535 (1999) and $74,000 (1998)  4,691,943            171,595
     Other current assets                    2,553,184               -
                                            ______________       ___________

            Total Current Assets             8,260,452            421,807
                                            ______________       ___________

Property and Equipment
     Investment in limestone property,
      at cost                                3,500,000          3,500,000
     Oil and gas properties (full
      cost method)                          32,886,485          3,445,816
     Land, plant and equipment              42,749,818          1,561,475
                                            _____________      ____________
                                            79,136,303          8,507,291
     Less accumulated depletion,
      depreciation and impairment           (4,280,631)        (4,081,340)
                                           ______________      ____________

            Total Property and Equipment    74,855,672          4,425,951
                                           _______________     ____________

Other Assets
     Investment in Saba Petroleum Company        -             15,804,110
     Other                                   1,608,413            154,937
                                           ______________      ____________

            Total Other Assets               1,608,413         15,959,047
                                           ______________      ____________

                                           $84,724,537        $20,806,805
                                           ===============    =============


  The accompanying notes are an integral part of these financial statements.


                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                            March 31,         December 31,
                                                1999                 1998
                                           (Unaudited)
Current Liabilities
     Accounts payable and accrued
      liabilities                          $14,008,637          $236,323
     Income taxes payable                    1,729,095              -
     Current portion of long-term debt      30,499,611         2,013,338
                                          ______________     ______________

            Total Current Liabilities       46,237,343         2,249,661
                                          _______________    ______________

Long-term Debt, net of current portion       2,536,178            52,634

Other Liabilities                              487,480              -
Minority Interest in Consolidated Subsidiary   583,568
-

Preferred Stock of Subsidiary                7,196,956              -

Commitments and contingencies

Stockholders' Equity
     Common Stock, no par value, authorized
      50,000,000 shares; issued and
      outstanding 4,200,988 (1999) and
      2,910,988 (1998) shares               36,055,019        25,735,019
     Accumulated deficit                    (8,372,007)       (7,230,509)
                                          _____________      ______________

            Total Stockholders' Equity      27,683,012        18,504,510
                                          ______________     ______________

                                           $84,724,537       $20,806,805
                                          ==============     ==============


  The accompanying notes are an integral part of these financial statements.

                  GREKA ENERGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                              1999               1998
Revenues
     Oil and gas sales                       $282,888           $34,689
     Other                                     70,214              -
                                            _____________      ___________

            Total Revenues                    353,102            34,689
                                            ______________     ___________

Expenses
     Production costs                         212,985            34,172
     General and administrative               424,736           354,547
     Depletion, depreciation and
      amortization                            218,375            38,868
                                             ____________      ___________

            Total Expenses                    856,096           427,587
                                             _____________     ____________
Operating  Loss                              (502,994)         (392,898)
                                             _____________     ____________

Other Income (Expense)
     Equity in pre-merger loss of Saba       (553,483)             -
     Other                                     26,317            34,594
     Interest expense                        (103,420)             -
                                             ______________    _____________

            Other Income (Expense), Net      (630,586)           34,594
                                             ______________    _____________

            Loss Before Income Taxes       (1,133,580)         (358,304)

Minority Interest in Loss (Earnings)
 of Consolidated Subsidiary                     1,038              -
                                             _______________    ____________

            Net  Loss                     $(1,132,542)        $(358,304)
                                            ================    ============

Net (Loss) Earnings per Common Share
     Basic and Diluted                        $ (0.38)          $ (0.23)

Weighted Average Common Shares Outstanding
     Basic and Diluted                      3,025,655         1,558,843


  The accompanying notes are an integral part of these financial statements.


                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                 1999            1998
Cash Flows from Operating Activities
     Net loss                             $(1,132,542)       $(358,304)
     Adjustments to reconcile net loss to
      net cash used in operating activities:

       Depletion, depreciation and
        amortization                          218,375           38,868
       Equity in pre-merger loss of Saba      553,483             -
       Minority interest in (losses) of
        consolidated subsidiary                (1,038)            -
       Changes in:

       Accounts receivable                   (181,034)          1,307
       Other assets                          (349,054)            -
       Accounts payable and accrued
        liabilities                           404,522        (743,233)
                                          _____________     _____________

            Net Cash Used In Operating
             Activities                      (487,288)     (1,061,362)

Cash Flows from Investing Activities

     Expenditures for property and equipment   (1,146)       (412,035)
     Expenditures for acquisition of Saba,
      Net of cash acquired                    260,318            -
                                             ____________    ____________
      Net Cash Provided by (Used In)
       Investing Activities                   259,172        (412,035)
                                             ____________    _____________

Cash Flows from Financing Activities

     Proceeds from notes payable and
      long-term debt                        1,000,000            -
     Principal payments on notes
      payable and long-term debt               (6,771)       (23,934)
     Net proceeds from issuance of common
      stock                                      -            84,446
                                           ______________   ____________
     Net Cash Provided by Financing
      Activities                              993,229         60,512
                                           ______________   ____________
Net Increase (Decrease) in Cash and
 Cash Equivalents                             765,113     (1,412,885)
Cash and Cash Equivalents at Beginning
 of Period                                    250,212      3,932,647
                                           _______________  ____________
Cash and Cash Equivalents at End
 of Period                                 $1,015,325     $2,519,762
                                           ================ ============

  The accompanying notes are an integral part of these financial statements.


                GREKA ENERGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1998, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 1999, and the consolidated results of operations for the three month periods ended March 31, 1999 and 1998, and the consolidated cash flows for the three month periods ended March 31, 1999 and 1998.

Acquisition of Saba Petroleum Company

On October 8, 1998, the Company disclosed that it had acquired over five percent of the outstanding common stock of Saba Petroleum Company ("Saba"), with the intent to gain control of Saba.

In December, 1998, the Boards of Directors of both companies approved Greka's proposal to merge with Saba. Under the merger agreement, Saba's stockholders would receive one share of the Company's Common Stock for each six shares of Saba's common stock outstanding.

In addition to the shares owned directly by the Company, 568,200 Saba shares were owned by IPH, a Company shareholder. Such shares were subject to a call agreement by the Company at an exercise price equal to120% of the cost of such shares to IPH, payable in cash or common shares of the Company. IPH had a put agreement that became effective April 1, 1999, and was exercised on such date. The Company has authorized the issuance of 140,886 shares to IPH in exchange for the shares of Saba owned directly by IPH.

During 1998, Greka acquired for cash and Greka Common Stock approximately 3.4 million common and 690 preferred shares of Saba Petroleum Company at a total cost of approximately $16.4 million. The acquisitions resulted in Greka owning 29.9% of the total outstanding common shares of Saba. This investment
was accounted for under the equity method through March 24, 1999.   Effective
March 24, 1999, the Company, through a wholly owned subsidiary, merged with Saba in a transaction accounted for as a purchase with an additional cost of approximately $10.5 million based upon the issuance of 1,290,000 shares of GREKA Common Stock ($10.3 million) and other expenditures ($0.2 million). The results of operations for Saba are included in the Company's consolidated results of operations as of the acquisition date. During 1998 and through March 24, 1999, the Company recorded cumulative equity losses from Saba of approximately $1.1 million.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Saba's principal assets are an asphalt refinery, proved oil and gas reserves of 20,990 MBOE with estimated future net revenues, discounted at 10% of $34.3 million (using prices as of April 1, 1999), unproven oil and gas properties and various real estate holdings in California.

The Company's net acquisition cost of $25.8 million was allocated to the fair value of each of Saba's assets and liabilities at the date of acquisition. The amounts listed below represent 100% of the estimated fair value of Saba's assets and liabilities, the excess of estimated net fair value over acquisition cost ("Excess") and the net acquisition cost recorded by the Company as of March 24, 1999 (dollars in thousands):

                                   Estimated     Allocation     Acquisition
                                  fair value     of Excess        cost
     Refinery                      $41,000        $(9,881)       $31,119
     Oil and Gas Properties         38,793         (9,348)        29,445
     Land                           12,015         (2,897)         9,118
     Other Assets                    9,406                         9,406
     Liabilities and minority
      interest                     (46,145)                      (46,145)
     Preferred Stock                (7,188)                       (7,188)
                                  ____________    ___________    ___________
     Totals                        $47,881       $(22,126)       $25,755
                                  ============    ============   ===========

The purchase price allocation is preliminary and will be revised, if necessary, in 1999.

Following are unaudited proforma revenue, net loss and loss per share data of the Company for the three month periods ended March 31, 1999 and 1998, giving effect to the acquisition of Saba, as if such acquisition had occurred at the beginning of 1998. The unaudited pro forma financial data do not purport to be indicative of the financial position or results of operations that would actually have occurred if the acquisition had occurred as presented or that may be obtained in the future (in thousands, except per share amounts).

                                              1999          1998

      Revenue                               $ 4,016       $ 6,508

      Net loss                             $ (2,706)     $ (1,647)

      Loss per common share                 $ (0.64)      $ (0.39)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management's Plans
The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During 1998, due to decreased prices for natural gas and crude oil in all locations in which the Company does business, the Company incurred significant losses, due primarily to reduced production and related oil and gas sales and a $3.2 million non-cash ceiling writedown of its oil and gas assets without any reduction for tax benefits. As a result of these factors, the reported net loss was $5.5 million, or $3.42 per share. The Company had also not made payments on two loans from one of its primary stockholders, but had received extensions in the due dates for repayments to May 31, 1999. In addition, the Company made a substantial investment in, and subsequently merged with, Saba in March 1999. At March 31, 1999, Saba was not in compliance with certain requirements, restrictions and other covenants in its 9% senior subordinated debentures ($3.6 million), its revolving ($15.6 million) and term ($4.5 million) bank loan agreements, its loan from the operator of properties owned by the Company in Colombia ($4.2 million) and its Preferred Stock (with a stated value of $7.2 million). As a consequence, it cannot borrow under its revolving bank loan agreement. Saba also received a notice of default from the Colombian tax authorities for the payment of income taxes for 1997 and 1998. Due to the Company and Saba not being in compliance with the above mentioned requirements, restrictions and other covenants, combined with other normal maturities of long term debt, approximately $2.0 and $28.8 million, of such long term debt was classified as currently payable by the Company and Saba, respectively, and as a result, the Company and Saba had working capital deficiencies of approximately $1.8 million and $35.4 million, respectively, at December 31, 1998. The independent public accountants for the Company and Saba issued modified reports at December 31, 1998, with respect to the ability of the Company and Saba to each continue as a going concern. During the first quarter of 1999, operating losses continued, and a net loss of approximately $1.1 million was incurred. At March 31, 1999, the Company's working capital deficit was approximately $38.0 million.

The entire working capital deficit of Saba that existed at March 24, 1999 on the effective date of the merger was inherited by the Company. The Company has entered into, and concluded, material transactions that conform to the Company's strategy to capitalize on its asset base; including the following events:

     * The Company's assumed full operation at May 1, 1999 of its asphalt refinery in California which is expected to significantly increase operating cash flows (See Note 8 - Subsequent Events),
     * The Company acquired financing with new bank, BNY Financial Corporation, of up to $11.0 million (See Note 8 - Subsequent Events),
     * The payment of $6.0 million to Bank One, Texas to reduce existing debt owed by Saba (See Note 8 - Subsequent Events),

     * The Company entered into a term sheet providing for restructure of Saba's Preferred Stock (See Note 5 - Preferred Stock of Subsidiary),
     * The Company is in negotiations to restructure the terms of Saba's 9% senior subordinated debentures (See Note 4 - Notes Payable and Long-Term Debt),
     * The Company entered into agreements for the sale of non-core assets of the Company, including its oil and gas assets in Colombia and mid-continent (U.S.) and its non-producing limestone property (See Note 2
       - Sale of Assets).

Other than the subsequent events mentioned above that have closed, the remaining transactions are in various stages of completion, and management believes that they will all be completed by June 30, 1999. Management believes that the completion of the refinancing and sale transactions discussed above will remove any

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

uncertainty as to its ability to continue as a going concern. Additionally, in view of the significant changes to result from the events described above, management believes that the financial condition, results of operations and cash flows of the Company reported herein are not indicative of the expected future financial condition, results of operations and cash flows of the Company, and comparisons of the Company's results of operations and cash flows for the quarters ended March 31, 1999 and 1998 are not considered by management to be either relevant or representative of the Company's long-term potential. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern. See Management's Discussion and Analysis of Financial Condition and Results of
Operations   Liquidity and Capital Resources.

Oil and Gas Property

The Company periodically reviews the carrying value of its oil and gas properties in accordance with requirements of the full cost method of accounting. Under these rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties ("ceiling"). Application of this ceiling test generally requires pricing future revenue at the prices in effect as of the end of each reporting period and requires a writedown for accounting purposes if the ceiling is exceeded.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. Derivatives that are not hedges must be adjusted to fair value currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, special accounting allows changes in fair value of the derivative to be either offset against the change in fair value of the hedged asset or liability in the income statement or to be recognized as comprehensive income (a component of stockholders' equity) until the hedged item is recognized in earnings. The Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company adopted SFAS 133 in fiscal year 1999, but since it does not use derivatives currently, there was no impact resulting from such adoption.

NOTE 2  SALE OF ASSETS

On March 30, 1999, it was announced that Sabacol, Inc. ("Sabacol"), a wholly-owned subsidiary of the Company, had entered into an agreement to sell substantially all of its assets in exchange for consideration of at least $10.0 million consisting of cash, interests in oil and gas producing properties in California, and full release of the related debts. The agreement provides that if the excess of the value of Sabacol oil and gas reserves over the value of the Omimex reserves acquired by Sabacol is greater as of January 1, 2000 than it was as of January 1, 1999, Sabacol will be entitled to additional consideration. If the increased value is $5 million or less, by March 31, 2000 Omimex will pay such amount to Sabacol in cash or, upon non-payment reassign to Sabacol the 50% interest in the Velasquez-Galan pipeline in Colombia to be sold by Sabacol to Omimex . If the increase is greater than $5 million, Sabacol will have the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex

NOTE 2  SALE OF ASSETS(continued)

the California assets to be purchased from Omimex. If this option is not exercised, Omimex will be obligated to pay Sabacol $5 million in cash or, upon non-payment reassign to Sabacol the Velasquez-Galan pipeline.

On April 26, 1999, following the Company's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sales transaction and the authorized dismissal of its bankruptcy case, upon consummation of the sale.

In April 1999, a wholly-owned subsidiary of the Company entered into an agreement to sell producing oil and gas properties located principally in Louisiana, New Mexico, Texas and Wyoming at a contract price of $12.5 million. Closing of the sale is anticipated to take place in June 1999, with the net proceeds of such sale to be used to reduce bank indebtedness and provide working capital.

  The accompanying notes are an integral part of these financial statements.

In April 1999, the Company entered into an agreement with Pembrooke Calox, Inc. for the sale of the Company's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property, in the principal amount of $5.7 million due November 1, 1999. In the event that $3.85 million is paid by July 31, 1999, the purchase price shall be reduced to $4.65 million and the $800,000 balance shall be an unsecured obligation to the Company due in four annual installment payments of $200,000 each beginning March 31, 2001. As part of this sales transaction, the Company paid Pembrooke $50,000 and issued 16,736 shares of Common Stock.

NOTE 3 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the three month periods ended March 31, 1999 and 1998:

                                            1999               1998
          Interest paid                   $ 56,953          $    -
          Income taxes paid               $  4,035          $    -

Non-cash investing and financing transactions are as follows:

The dividend obligation on Saba's Preferred Stock for the period March 24 to 31, 1999, that was due and payable on March 31, 1999, of $9,000 was accrued by increasing that issue's Conversion Amount.

In March 1999, the Company issued 1,290,000 shares of Common Stock at a cost of $10.3 million to acquire 7.7 million shares of common stock of Saba
Petroleum Company (See Note 1   Acquisition of Saba Petroleum Company).

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following at March 31, 1999:

     Saba 9% senior subordinated Debentures
      due 2005 (a)                           $3,289,000
     Loan agreement   Bank One (b)           20,101,769
     Demand loan agreement with a bank (c)    1,285,875
     Capital lease obligations (d)              443,148
     Promissory note (e)                        345,290
     Term loan with a bank (f)                  360,218

  The accompanying notes are an integral part of these financial statements.

     Promissory note   Omimex (g)             4,151,288
     Notes payable (h)                        2,000,000
     15% convertible senior subordinated
      Debenture due 2001 (i)                  1,000,000
     Other                                       59,201
                                            _______________
                                             33,035,789
     Less current portion                    30,499,611
                                            _______________
                                             $2,536,178

As discussed in Note 1, the Company completed the acquisition of Saba on March 24, 1999. The following notes discuss the debt obligations outstanding as of March 31, 1999. With respect to certain of these instruments, the Company is in the process of renegotiating the terms and conditions of the obligations
(See Note 8   Subsequent Events).

(a) In December 1995, and February 1996, Saba issued a total of $12.65 million of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. The Debentures were convertible into common stock of Saba, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $4.38 per share, subject to adjustment in certain events.

Debentures in the amount of $9,075,000 were converted into 2,074,213 shares of Saba's common stock prior to the acquistion of Saba by the Company on March 24, 1999.

The Company is currently in discussions with the majority holder of the outstanding Debentures to amend the terms of the obligation.

Saba is not in compliance with certain of the Debentures' restrictions and covenants, and accordingly, such debt is classified as currently payable at March 31, 1999.

(b) Amounts outstanding under the loan agreement with Bank One, Texas aggregate $20.1 million at March 31, 1999. A portion of the indebtedness ($15.6 million) was advanced under a reducing, revolving borrowing base loan. The balance of the indebtedness ($4.5 million) consists of term loans that matured on July 31, 1998, and were not paid nor extended.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT(continued)

In February 1999, Bank One, Texas notified Saba that as a result of continuing defaults under Saba's principal credit facilities with Bank One the entire amount of $20.1 million then outstanding under the facilities was accelerated
and declared immediately due and payable (See Note 8   Subsequent Events).
The Company and Bank One are in discussions to address such non-compliance. Based on the events described above, the entire principal indebtedness to the bank ($20.1 million) has been classified as currently payable at March 31, 1999.

  The accompanying notes are an integral part of these financial statements.

(c) The Company's Canadian subsidiary has a demand revolving reducing loan with a borrowing base of $1.3 million. Interest is payable at variable rate equal to the Canadian prime rate plus 0.75% per annum (7.5% at March 31, 1999). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the company. The borrowing base reduces at the rate of $33,100 per month. In accordance with the terms of the loan agreement, $397,700 of the total loan balance of $1.3 million is classified as currently payable at March 31, 1999. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default. Management believes that there has not been an event of default under this agreement.

(d) A subsidiary of the Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to five years. The effective interest rate on the total amount of capitalized leases at March 31, 1999, was 8.21%.

(e) The promissory note ($345,290) is due to the seller of an oil and gas property, which was acquired by Saba in December 1997. The note bears interest at the rate of 13.5%, and is classified as a current liability.

 (f) The term loan with a bank ($360,218) is due to the seller of a fee interest in property in which the Company owns mineral interests. The note bears interest at the prime rate plus 1% (8.75% at March 31, 1999), is scheduled for repayment in monthly installments to a maturity date of February 2001, and is collateralized by the fee interest acquired by the Company.

(g) In June 1998, Saba borrowed $4.2 million from Omimex Resources, Inc. (Omimex), of which $2.0 million was paid to Bank One, Texas to reduce indebtedness under one of Saba's short-term loans, and the balance was used for a partial redemption of Saba's Preferred Stock in the face amount of $2.0 million, plus accrued dividends. Interest is payable at the prime rate (7.75% at March 31, 1999) plus 3%. The loan is collateralized by Sabacol's 50% interest in the Velasquez-Galan pipeline in Colombia. The loan was due to be repaid no later than December 14, 1998. On December 11, 1998, Sabacol filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Central District of California. Sabacol filed the bankruptcy petition to protect its asset base and to provide adequate time to develop a
reorganization plan (See Note 2   Sale of Assets and Note 8   Subsequent
Events).

(h) In October 1998 and November 1998, the Company borrowed $500,000 and $1,500,000, respectively, from International Publishing Holding, S. A., a significant shareholder of the Company. The initial borrowing does not bear interest; the second note bears interest at the rate of 6%, and is collateralized by all of the issued and outstanding shares of capital stock of HVI Cat Canyon Inc., a wholly owned subsidiary of the Company. Both loans mature for payment on May 31, 1999.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

(i) In February, 1999, the Company issued $1,000,000 of 15% convertible senior subordinated debentures due February 1, 2001. The debentures are secured by the Company's limestone deposits to the extent of the outstanding debenture balance. The debentures are convertible into Common Stock of the Company, at the option of the holders of the debentures, at any time from August 1, 1999, to January 31, 2000, at a conversion price of $15.00 per share, and at any time from February 1, 2000, until January 31, 2001, at a conversion price of $20.00. Interest will accrue on the debentures to the maturity date. The Company may call the entire amount outstanding, or a portion thereof, at any time during the term of the debenture by paying the principal amount owing plus any accrued interest. The principal use of proceeds from the sale of the debentures was to provide working capital.

NOTE 5 -  PREFERRED STOCK OF SUBSIDIARY

In December 1997, Saba sold 10,000 shares of Series A 6% Convertible Preferred Stock for $10.0 million to RGC International Investor LDC. ("RGC"). Since that date, a portion of the issued shares had either been redeemed or converted, including 150 shares of Preferred Stock converted into 305,868 shares of Saba common stock in January 1999, such that at March 31, 1999, there remained 7,160 shares of preferred stock outstanding.

On March 15, 1999, the Company and RGC entered into a term sheet that provided for the conversion of the preferred stock to a subordinated convertible note obligation of the Company. Negotiations relating to the final documentation of the agreement are ongoing.

NOTE 6 - BUSINESS SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company considers that its operations are principally in three industry segments: Central Coast of California production and asphalt refining
("Integrated Operations"), exploration and production ("E & P")   domestic and
exploration and production ("E & P")   international.

Earnings of industry segments exclude interest expense on corporate borrowings and unallocated corporate expenses.

Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results.

Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, and other assets.

NOTE 6 - BUSINESS SEGMENTS (continued)

A summary of the Company's operations by segments for the three month periods ended March 31, 1999 and 1998, is as follows (dollars in thousands):

                       Integrated    E & P     E & P       Corporate
1999:                  Operations  domestic international  and other   Total
Total revenues          $156          $54      $143         $  -       $353
Production costs          89           36        88            -        213
Other expenses            18            7        27           373       425
Depreciation,
 depletion and
 Amortization            121           41        32            24       218
                         ____        ____       _____         ____     _____
Results of operations
 from segment
 activities            $ (72)       $ (30)     $ (4)
                       =======     =========   ========

Interest and
Other expenses (net)                                          631       631
                                                             _____     ____
Net loss                                                  $(1,028)  $(1,134)
                                                           ======= =========
Identifiable assets at
March  31, 1999      $49,852      $10,465   $18,711       $ 5,697   $84,725
                     ========     ======== ========      ========= =========

Note: Total revenues reflect only 7 days of Saba financials on a consolidated basis from the effective date of the merger, March 24, 1999 to March 31, 1999.

                       Integrated    E & P     E & P       Corporate
1998:                  Operations  domestic international  and other   Total

Total revenues           $35                                            35
Production costs          34                                            34
Other operating expenses                                     355       355
Depreciation, depletion
 and Amortization         39                                            39
Results of operations from
 segment activities     $(38)
                      =======
Interest and
Other income (net)                                           (35)      (35)
                                                           _______    ______
Net loss                                                  $ (320)   $ (358)
                                                          ========   =======


Total assets at March 31, 1999, increased by approximately $63.9 million from the amount reported at December 31, 1998, due to the merger by the Company with Saba Petroleum Company, that became effective on March 24, 1999.

NOTE 6 - BUSINESS SEGMENTS (continued)

In view of the significant changes to the Company during 1998 and the acquisition of Saba completed in March 1999, and the changes to result from
the sale of certain assets (See Note 2   Sale of Assets), the change in
refinery operations (See Note 8   Subsequent Events), and debt restructuring
(See Note 8   Subsequent Events), management believes that the financial condition, results of operations and cash flows of the Company reported herein are not indicative of the expected future financial condition, results of operations and cash flows of the Company, and comparisons of the Company's results of operations and cash flows for the quarters ended March 31, 1999 and 1998 are not considered by management to be either relevant or representative of the Company's long-term potential.

NOTE 7 - CONTINGENCIES

Sabacol plans to sell all of its Colombian properties and relieve itself of any environmental liabilities associated with those properties. However, if that sale is not consummated, Sabacol may be affected by environmental risks associated with one of its Colombian properties. Sabacol's Cocorna Concession in Colombia located in the Cocorna Association expired in February 1997 under its governing documents, and the property interest reverted to Ecopetrol. Under the terms of the acquisition of the Concession, Sabacol was required to perform various environmental remedial operations. Colombian officials claim that Sabacol and the operator were obligated to treat the water for disposal on the Concession with a water treatment plant. Colombian officials are requiring that the plant be built. There can be no assurance as to the amount of future expenditures associated with the environmental requirements for the Cocorna Concession. The property in Colombia in which Sabacol has an interest may be affected by additional environmental remedial operations as reported to Sabacol by a third party who had performed a due diligence review of the property.

In 1993, Saba acquired a producing mineral interest in California from a major oil company. At the time of acquisition, Saba's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After Saba assumed operation of the property, it became aware of additional diluent contamination and believes the major oil company is responsible to remediate these areas as well. Saba has notified the seller of its obligation to remediate. The Company expects the engagement on ongoing discussions with the seller in order that the seller comply with the required remediation.

In 1995, Saba agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that Saba assume the obligation to abandon any wells that Saba did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to Saba were obtained.

NOTE 7 - CONTINGENCIES(Continued)

Management believes Saba has no obligation to remediate this property because it believes the seller did not give Saba any consideration to enter into the contract for the property. The Company anticipates ongoing discussions with the seller in order that the seller comply with the required obligations of the property.

The Company owns an asphalt refinery in Santa Maria, California, with which significant environmental remediation obligations are associated. The party who sold the asphalt refinery to Saba perform all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition by Saba. The extent of such remediation is ongoing.

The Company, as is customary in the industry, is required to plug and abandon wells and remediate facility sites on its properties after production operations are completed. The cost of such operation will be significant and will occur, from time to time, as properties are abandoned.

There can be no assurance that material costs for remediation or other environmental compliance will not be incurred in the future. The occurrence of such environmental compliance costs could be materially adverse to the Company. No assurance can be given that the costs of closure of any of the Company's other oil and gas properties would not have a material adverse effect on the Company.

NOTE 8 - SUBSEQUENT EVENTS

Asphalt Refining Operations

In May 1999, the Company assumed all marketing and distribution operations at its refinery in Santa Maria, California that were previously performed by Crown Energy under a processing agreement terminated by the Company. Under the terms of this agreement, each party had been receiving approximately fifty percent of the net income from the refinery. During 1998, the refinery processed on average 3,850 barrels per day of throughput and generated net income of approximately $4.7 million. During the term of the processing agreement with Crown Energy, Saba had only recognized and reported its fifty percent share of the profits from the refinery operations. Management estimates that refinery revenues in 1998 were approximately $22 million. Following the processing agreement's termination, the Company expects to recognize and report refinery revenues at a similar level, as well as increased operating cash flows, as a result of assuming such operations.

In April 1999, the Company's wholly-owned subsidiaries, Greka Integrated, Inc., Santa Maria Refining Company, and Saba Realty, Inc., procured a loan from BNY Financial Corporation that provides funds of up to $11 million under two credit facilities. A term loan in the amount of $6,000,000 was funded upon closing, the proceeds of which were used to reduce the indebtedness owed by Saba to Bank One. In addition, a revolving credit facility provides advances for working capital of up to $5,000,000 against eligible receivables and inventory of the Santa Maria asphalt refinery. It is intended that a portion of this working capital will be applied to the Company's expenditures incurred in assuming the marketing and sale of refined products at the asphalt refinery following termination of the processing agreement with Crown Energy. The loans are secured by Santa Maria refining Company, and the common stock certificates of Santa Maria Refining Company and Saba Realty, Inc.

Bank One Indebtedness

In February 1999, Bank One, Texas notified Saba that as a result of continuing defaults under Saba's principal credit facilities with Bank One the entire amount of $20.1 million then outstanding under the facilities was accelerated and declared immediately due and payable. The Company and Bank One are in discussions to address such non-compliance. In May 1999, the Company used $6 million from a new credit facility with Bank of New York to reduce indebtedness to Bank One. In addition, the Company, Saba and Bank One entered into a forbearance agreement under which Bank One has agreed to forbear from exercising its remedies to collect the indebtedness owed by Saba through June 11, 1999. It is expected that proceeds from the sale of non-core assets will be used to further reduce the balance owed to Bank One. Further, the Comapny believes that the payment of $6.0 million to Bank One mentioned above removes any defaults with respect to the borrowing base, as the outstanding balance of the indebtedness owed to Bank One would be adequately supported by Saba's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     GREKA Energy is an independent integrated energy company committed to create shareholder value by capitalizing on consistent cash flow hedged from oil price fluctuations within integrated operations, exploiting E&P opportunities and penetrating new niche markets utilizing proprietary technology with an emphasis on low cost short radius horizontal drilling technology patented by BP Amoco and licensed to GREKA Energy. GREKA Energy has oil and gas production, exploration and development activities in North and South America and the Far East, with primary areas of activity in Alberta, California, Louisiana, Texas, New Mexico, Colombia, Indonesia and China. In addition, GREKA Energy owns and operates an asphalt refinery in California.

     GREKA Energy has a three-prong strategy that capitalizes on its asset base to enhance shareholder value as follows:

     Integrated Hedged Operations

Hedged operations of GREKA Energy are planned to focus on the integration of its California assets, including an asphalt refinery and interests in heavy oil fields located in the Santa Maria Valley (SMV). To date, GREKA Energy has only been able to supply to the asphalt refinery 20% of its heavy oil requirements. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing the feedstock (heavy oil) into the refinery at cost. The planned integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) should provide a stable hedge to GREKA Energy on each equity barrel. GREKA Energy's strategy in these integrated assets is two-fold:

     1. GREKA Energy intends to aggressively proceed with acquisitions that enhance the long-term feedstock supply to the refinery. These low oil prices add direct value to GREKA Energy's profitability.

     2. GREKA Energy intends to implement the proprietary Amoco Horizontal Drilling Technology to cost-efficiently boost production rates from the the Company's 150 potential drilling locations identified in the SMV.

The two actions are targeted to increase the throughput into the refinery from the current rate of 4,500 barrels per day to 10,000 barrels per day by the year 2001. It is anticipated that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA Energy's shareholders.

Exploration & Production

GREKA Energy plans to capitalize on its existing portfolio of domestic and international exploration projects that are synergistic with GREKA Energy's Amoco Horizontal Drilling Technology. The Company plans to specifically focus on its existing concessions in locations such as China where the Company believes there is a significant demand for energy.

Amoco Horizontal Drilling Technology

GREKA Energy plans to continuously pursue new, emerging opportunities in the energy business to identify and evaluate niche markets for its proprietary knowledge. Two specific niche targets are coal bed methane projects and gas storage. These opportunities should provide significant upside from the use of short horizontal laterals.

Recent History

     During the first part of 1998, management of GREKA Energy focused substantially all of its efforts on corporate restructuring, recapitalization and acquisition efforts and an investment in a horizontal drilling pilot program in the Cat Canyon field in California that all were part of its strategy to capitalize on its experience with horizontal drilling technology. During the latter of part of 1998 and early 1999, management was primarily focused on the acquisition of Saba Petroleum Company ("Saba"), which has substantial reserves suited to exploitation by GREKA Energy's horizontal drilling technology, and considerable expenses were incurred in connection with the Saba transactions in the first quarter of 1999. Due to the significance to GREKA Energy of the Saba acquisition, which was completed effective March 24, 1999, GREKA Energy=s management and staff devoted a substantial amount of time and effort to the acquisition. Accordingly, levels of other operational activities such as prior contract drilling programs were suspended. GREKA Energy plans to establish and develop an extensive drilling program on its acquired properties in California and commence such program in the second quarter of 1999.

Acquisition of Saba Petroleum Company

     During the fourth quarter of 1998 and the first quarter of 1999, GREKA Energy entered into the following transactions culminating in the acquisition of Saba Petroleum Company effective March 24, 1999:

     On October 6, 1998, GREKA Energy entered into an agreement with RGC International Investors, LDC, by which GREKA Energy acquired on October 6, 1998 690 shares of the 8,000 shares of issued and outstanding Preferred Stock of Saba held by RGC in exchange for cash in the amount of $750,000, of which $500,000 was borrowed from International Publishing Holding s.a. ("IPH"), a shareholder of GREKA Energy. GREKA Energy executed a promissory note to repay the $500,000 to IPH without interest, which is now due May 31, 1999. Under this Agreement, GREKA Energy was granted the exclusive right until November 6, 1998 to acquire from RGC up to an additional 6,310 shares of Saba Preferred Stock held by RGC in exchange for cash in the amount of approximately $6,859,000, with such exclusive right subject to an extension for an additional thirty days by GREKA Energy's payment of $500,000. GREKA Energy paid $500,000 to RGC on November 6, 1998 to extend the term of the exclusive right, but did not exercise the right.

     On October 8, 1998 GREKA Energy and Saba entered into an agreement under which on November 6, 1998 Saba issued to GREKA Energy 333,333 shares of Saba common stock in exchange for cash of $1,000,000.

     The November 6, 1998 payments to RGC and Saba were financed by GREKA Energy's issuance to IPH on November 4, 1998 of a promissory note payable in the amount of $1,500,000, bearing 6% interest, which is now due May 31, 1999. The promissory note is secured by GREKA Energy's pledge of all of the issued and outstanding shares of capital stock of HVI Cat Canyon, Inc., a wholly owned subsidiary of GREKA Energy.

     IPH in conjunction with GREKA Energy made open market purchases of approximately 5% of the issued and outstanding shares of Saba common stock. Under an option agreement between GREKA Energy and IPH, GREKA Energy had the right to purchase the approximately 568,200 shares of Saba common stock purchased by IPH at an exercise price equal to the cost to IPH of acquiring such shares plus twenty percent. IPH had a put agreement that became effective April 1, 1999 and was exercised on such date. The Company will issue 140,886 shares to IPH in exchange for the shares of Saba owned directly by IPH, following the filing of a registration statement. Subsequently, GREKA Energy during October and early November 1998 directly acquired 80,000 shares of Saba common stock in open market purchases at an aggregate cost of approximately $70,130.

     On December 18, 1998 GREKA Energy entered into an agreement to acquire the 2,976,765 shares of Saba common stock held by Saba Acquisub, Inc. in exchange for the issuance by GREKA Energy of 1,340,000 shares of GREKA Energy common stock to the shareholder of Saba Acquisub.

     Also on December 18, 1998, GREKA Energy and Saba entered into a merger agreement whereby GREKA Energy would acquire all of the remaining shares of Saba common stock and the shareholders of Saba other than GREKA Energy would receive shares of GREKA Energy common stock based on a contemplated exchange ratio of one share of GREKA Energy common stock for each six shares of Saba common stock. The merger was completed effective March 24, 1999 and GREKA Energy issued approximately 1,290,000 shares of its common stock (approximately $10.3 million) and Saba became a wholly owned subsidiary of GREKA Energy.

Sale of Non-Core Assets

     Sale of Colombian Assets

     On March 30, 1999, it was announced that Sabacol, Inc. ("Sabacol"), a wholly-owned subsidiary of the Company, had entered into an agreement to sell substantially all of its assets in exchange for consideration of at least $10.0 million consisting of cash, interests in oil and gas producing properties in California, and full release of the related debts. The agreement provides that if the excess of the value of Sabacol oil and gas reserves over the value of the Omimex reserves acquired by Sabacol is greater as of January 1, 2000 than it was as of January 1, 1999, Sabacol will be entitled to additional consideration. If the increased value is $5 million or less, by March 31, 2000 Omimex will pay such amount to Sabacol in cash or, upon non-payment, reassign to Sabacol the 50% interest in the Velasquez-Galan pipeline in Colombia to be sold by Sabacol to Omimex . If the increase is greater than $5 million, Sabacol will have the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets to be purchased from Omimex. If this option is not exercised, Omimex will be obligated to pay Sabacol $5 million in cash or, upon non-payment reassign to Sabacol the Velasquez-Galan pipeline. On April 26, 1999, following the Company's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sales transaction and the authorized dismissal of its bankruptcy case, upon consummation of the sale.

     Sale of Mid-Continent Properties

     In April 1999, a wholly-owned subsidiary of the Company entered into an agreement to sell producing oil and gas properties located principally in Louisiana, New Mexico, Texas and Wyoming at a contract price of $12.5 million. Closing of the sale is anticipated to take place in June 1999, with the net proceeds of such sale to be used to reduce bank indebtedness and provide working capital.

     Sale of Limestone Property

     In April 1999, the Company entered into an agreement with Pembrooke Calox, Inc. for the sale of the Company's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property, in the principal amount of $5.7 million due November 1, 1999. In the event that $3.85 million is paid by July 31, 1999, the purchase price shall be reduced to $4.65 million and the $800,000 balance shall be an unsecured obligation to the Company due in four annual installment payments of $200,000 each beginning March 31, 2001. As part of this sales transaction, the Company paid Pembrooke $50,000 and will issue 16,736 shares of Common Stock following the filing of a registration statement on May 17, 1999.

Refinery Operations

     In May 1999, GREKA Energy assumed all marketing and distribution operations at its refinery in Santa Maria, California that were previously performed by Crown Energy under a processing agreement terminated by GREKA Energy. Under the terms of this agreement, each party had been receiving approximately fifty percent of the net income from the refinery. During 1998, the refinery processed on average 3,850 barrels per day of throughput and generated net income of approximately $4.7 million. During the term of the processing agreement with Crown Energy, Saba had only recognized and reported its fifty percent share of the profits from the refinery operations. Management estimates that refinery revenues in 1998 were approximately $22 million. Following the processing agreement's termination, GREKA Energy expects to recognize and report refinery revenues at a similar level, as well as increased operating cash flows, as a result of assuming such operations.

Cautionary Information About Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning:

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

     *  other statements of:
        *  expectations,
        *  anticipations,
        *  beliefs,
        *  estimations,
        *  projections, and
        * other similar matters that are not historical facts, including such matters as:
           *  future capital,
           * development and exploration expenditures (including the amount and nature thereof),
           * drilling of wells, reserve estimates(including estimates of future net revenues associated with such reserves and the present value of such future net revenues),
           *  future production of oil and gas,
           *  repayment of debt,
           *  the state of GREKA Energy's Year 2000 readiness,
           *  business strategies, and
           *  expansion and growth of business operations.

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

     GREKA Energy cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with:

     *  the financial environment,
     *  the regulatory environment, and
     *  trend projections,

that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

     Significant factors that could prevent GREKA Energy from achieving its stated goals include:

     * the failure by GREKA Energy to integrate the respective operations of GREKA Energy and Saba or to achieve the synergies expected from the acquisition of Saba,
     * the failure by GREKA Energy to obtain refinancing agreements or arrange for the payment of Saba obligations,
     *  declines in the market prices for oil and gas,
     * the failure of GREKA Energy=s technology systems or the technology systems of third parties with whom GREKA Energy has material relationships to be Year 2000 compliant, and
     *  adverse changes in the regulatory environment affecting GREKA Energy.

     In addition, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements of GREKA Energy contained elsewhere in this report, there currently is substantial doubt about the ability of GREKA Energy to continue as a going concern.

     The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by GREKA Energy or persons acting on its or their behalf. GREKA Energy undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Long-Term Potential

     Management believes that the financial condition, results of operations and cash flows of GREKA Energy reported herein are not indicative of the expected future financial condition, results of operations and cash flows of GREKA Energy, and comparisons of GREKA Energy=s results of operations and cash flows for the quarters ended March 31, 1999 and 1998 are not considered by management to be either relevant or representative of GREKA Energy=s long-term potential in view of:

     *  the significant changes to GREKA Energy during 1998,
     *  the acquisition of Saba completed in March 1999,
     * the recognition of all revenues and profits from the refinery operations,
     *  the acquired financing by BNY Financial Corporation,
     *  the reduction of debt owed to Bank One, Texas,
     *  the plan to restructure existing indebtedness,
     *  the changes to result from the sale of Colombian assets,
     *  the changes to result from the sale of mid-continent properties,
     *  the changes to result from the sale of the limestone property, and
     * the continued attempt of GREKA Energy to divest itself of non-core assets.

Results of Operations

     Oil and gas sales increased from $34,689 for the first quarter of 1998 to $282,888 for the first quarter of 1999. This increase was primarily attributable to Saba's sales in the amount of $258,000 from the effective date of the merger which accounts for only 7 days from March 24, 1999 to March 31, 1999.

     Other revenues of $70,214 in the first quarter of 1999 were primarily attributable to operator fees of Saba of $47,000 from the effective date of the merger which accounts for only 7 days from march 24, 1999 to March 31, 1999.

Production costs increased from $34,172 for the first quarter of 1998 to $212,985 for the first quarter of 1999. This increase was primarily attributable to Saba costs in the amount of $206,000 from the effective date of the merger.

     General and administrative expenses increased from $354,547 for the first quarter of 1998 to $424,736 for the first quarter of 1999. The increase was primarily attributable to Saba expenses of $98,000 from the effective date of the merger.

     Depletion, depreciation and amortization increased from $38,868 for the first quarter of 1998 to $218,375 for the first quarter of 1999. The increase was primarily attributable to Saba depletion, depreciation and amortization of $131,000 from the effective date of the merger.

     Interest expense of $103,420 was attributable to borrowings by GREKA Energy of ($46,000) and Saba interest of $57,000 from the effective date of the merger.

Liquidity and Capital Resources

     Working capital decreased $36,149,037 from a deficit of $1,827,854 at December 31, 1998 to a deficit of $37,976,891 at March 31, 1999. Current liabilities increased from $2,249,661 as of December 31, 1998 to $46,237,343 at March 31, 1999. The $43,987,682 increase in current liabilities was primarily due to the current liabilities of Saba acquired effective March 24, 1999, that included $28,772,000 of long-term debt classified as currently payable.

     Cash and cash equivalents increased $765,113 from $250,212 at December 31, 1998 to $1,015,325 at March 31, 1999. Of this increase, $444,800 was due to the cash and cash equivalents of Saba; the remainder of the increase was due to $1.0 million of debentures issued by GREKA Energy during the quarter, reduced by expenditures for quarterly operations.

Cash Flows

     GREKA Energy's net cash used in operating activities decreased from $1,061,362 for the first quarter of 1998 to $487,288 for the first quarter of 1999. This decrease was primarily attributable to non-cash charges from Saba in the amount of $684,833 included in the results of operations for the first quarter of 1999.

     GREKA Energy's net cash flows from investing activities increased from a net outflow of $412,035 for the first quarter of 1998 to a net inflow of $259,172 for the first quarter of 1999. This increase was primarily attributable to the acquisition of Saba.

     GREKA Energy's net cash provided by financing activities increased from $60,512 for the first quarter of 1998 to $993,229 for the first quarter of 1999. This increase was primarily attributable to GREKA Energy's issuance of a convertible debenture in the amount of $1,000,000 during the first quarter of 1999.

Liquidity

     Under the direction of GREKA Energy's management and strategy, GREKA Energy has significantly improved its liquidity and expects to have low capital requirements. Specifically, GREKA Energy intends to achieve the following:

     * Sell non-core assets to repay approximately $22 million in Saba debt.

     *  Recapitalize the Company with additional financing.

     * Utilize the in-house proprietary and cost effective horizontal drilling technology, GREKA Energy-operated oil and gas properties, and the wholly-owned and operated asphalt refinery that collectively provide for low cost operating expenses and high cash flow. GREKA Energy expects to have an annual capex of $5 million funded by its cash flow.

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

Capital Expenditures

     The Company's growth is focused on acquisitions that are synergistic with its technology. It is intended that such acquisitions will be achieved concurrent with the closing of adequate financing. Operationally on the current asset base, the Company expects to fund its annual capex of $5.0 million by its cash flow.


Debt Financing and Restructuring

     Outstanding debt and the Company's plans for payment or restructuring:

     * revolving ($15.6 million) and term ($4.5 million) bank loan agreements with Bank One - The Bank One debt is expected to be reduced to $4.1 million following the payments of $6.0 million that occurred in May 1999 as a result of the Company's acquired financing from BNY Financial Corporation and $10.0 million that is expected to occur in June 1999 as a result of the Company's sale of the mid-continent properties.

     *  loan from Omimex ($4.2 million)   The Omimex debt is expected to be
        entirely eliminated as a result of Sabacol's sale of the Colombian assets that is anticipated to close in the second quarter.

     *  Saba's 9% senior subordinated debentures ($3.3 million)   The Company
        is in negotiations with the majority holder of the outstanding Saba debentures to amend the obligation.

     *  Saba's Preferred Stock (with a stated value of $7.2 million)   The
        Company entered into a term sheet in March 1999 with the Saba Preferred Stockholder that provided for the conversion of Saba's Preferred Stock to a subordinated convertible note obligation of the Company.

     In April 1999, GREKA Energy and Bank One entered into a forbearance agreement whereby Bank One agreed to forebear through June 11, 1999 from exercising its various remedies for Saba=s defaults under the Bank One loan agreements in order to afford GREKA Energy the opportunity to complete contemplated transactions on the condition that, among other things, each of the transactions is completed by June 11, 1999.

     In April 1999, GREKA Energy's wholly-owned subsidiaries, Greka Integrated, Inc., Santa Maria Refining Company, and Saba Realty, Inc., procured a loan from BNY Financial Corporation that provides funds of up to $11 million under two credit facilities. A term loan in the amount of $6,000,000 was funded upon closing, the proceeds of which were used to reduce the indebtedness owed by Saba to Bank One. In addition, a revolving credit facility provides advances for working capital of up to $5,000,000 against eligible receivables and inventory of the Santa Maria asphalt refinery. It is intended that a portion of this working capital will be applied to expenditures incurred in assuming the marketing and sale of refined products at the asphalt refinery following it's the termination of the processing agreement with Crown Energy. The loans are secured by real estate interests located in Santa Maria, California, all assets owned by Santa Maria Refining Company, and the common stock certificates of Santa Maria Refining Company and Saba Realty, Inc.

     In February 1999, GREKA Energy issued convertible senior subordinated debentures in the principal amount of $1,000,000. The debentures bear interest at 15%, are due February 1, 2001, and are secured by GREKA Energy=s limestone deposits. The debentures may be converted by the holders into GREKA Energy common stock at any time from August 1, 1999 to January 31, 2000 at a conversion price of $15.00 per share, and at any time from February 1, 2000, until January 31, 2001 at a conversion price of $20.00 per share. Interest will accrue on the debentures to the maturity date. GREKA Energy may call all or a portion of the amount at any time during the term of the debenture by paying the principal amount due plus any accrued interest. The principal use of proceeds from the sale of the debentures was to provide working capital.

Year 2000 Readiness Disclosure

     Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in widespread miscalculations or system failures. Both information technology systems and non-information technology systems using embedded technology may be affected by the Year 2000. GREKA Energy has not completed an assessment of Year 2000 compliance issues, but management currently believes that since GREKA Energy's drilling equipment does not make use of embedded computer chips and its other operating equipment is not heavily automated with technology systems, the costs of becoming ready for the Year 2000 will not have a material adverse effect on GREKA Energy=s financial condition, results of operations or cash flows.

     GREKA Energy currently believes that its existing technology systems and software will not need to be upgraded to become Year 2000 compliant, except that GREKA Energy must replace its current integrated accounting software in order to accurately process Year 2000 data. Should it not do so, GREKA Energy would be unable to properly process and report upon its own operating data, as well as information provided to it by outside sources that are Year 2000 compliant. GREKA Energy's third-party accounting software vendor has modified the current operating system utilized by GREKA Energy and provided the modified system to GREKA Energy in the first quarter of 1999. The cost of this modification was included in the vendor=s system support contract and did not result in a significant additional expense for GREKA Energy.

     GREKA Energy is in the process of verifying whether vendors, suppliers and significant customers with which GREKA Energy has material relationships are Year 2000 compliant. GREKA Energy believes that some of these third parties will not be materially affected by the Year 2000 since those third parties are relatively small entities which do not rely heavily on technology systems for their operations. GREKA Energy does not know whether the other third parties will be Year 2000 complaint. Under a worst-case scenario, if GREKA Energy and such third parties are not Year 2000 compliant on a timely basis, there could be material financial risk to GREKA Energy, including supplier and service customer delays resulting in short-term delay of revenue and substantial unanticipated costs. Accordingly, GREKA Energy plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. GREKA Energy=s current Year 2000 contingency plan is essentially to have all necessary tasks performed manually in the event of material Year 2000 problems affecting GREKA Energy. Management of GREKA Energy believes that GREKA Energy has adequate personnel to perform those functions manually until any Year 2000 problems are resolved.

Inflation

     GREKA Energy does not believe that inflation will have a material impact on GREKA Energy's future operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     As discussed in the explanatory note preceding the table of contents for this report, GREKA Energy filed its SEC reports for periods through December 31, 1998 under SEC Regulation S-B. Regulation S-B does not contain the disclosure requirements under this item. In addition, the information under this item is not required for interim period reports until after the first fiscal year end in which this item is applicable. Therefore, GREKA Energy expects to begin presenting the information required by this item in its Annual Report on Form 10-K for the fiscal year ending December 31, 1999.


                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The following material developments occurred during the quarter ended March 31, 1999 with respect to the legal proceedings reported in the GREKA Energy Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

     As reported in the GREKA Energy 1998 Annual Report on Form 10-KSB, on December 11, 1998, Sabacol, Inc., a wholly-owned subsidiary of GREKA Energy, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for the Central District of California. On April 26, 1999, following the Company's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sale of substantially all its assets and the authorized dismissal of its bankruptcy case, upon consummation of the sale.

     From time to time, GREKA Energy and its subsidiaries are named in legal proceedings arising in the normal course of business. In the opinion of management, such legal proceedings are not expected to have a material adverse effect on GREKA Energy=s financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     The information required by this item is incorporated herein by reference to the discussion in Part I Item 2 of this report under the caption "Debt Financing and Restructuring."

Item 4.  Submission of Matters to a Vote of Security Holders.

     On March 19, 1999, GREKA Energy held a special meeting of shareholders. At that meeting the following matters were voted upon as indicated below:

     1. To approve the issuance of up to an aggregate of 1,300,000 shares of common stock under the Agreement and Plan of Merger dated December 18, 1998 among Horizontal Ventures, Inc., Horizontal Ventures Acquisition Corporation and Saba Petroleum Company.

       For: 1,825,368
       Against: 247
       Abstain: 245
       Broker non-votes: 290,925

     2. To approve a change in the name of the Company from Horizontal Ventures, Inc. to GREKA Energy Corporation.

       For: 2,114,278
       Against: 2,284
       Abstain: 223
       Broker non-votes: --

     3. To approve the issuance of up to an additional 2,000,000 shares of common stock for possible future acquisitions.

       For: 1,824,123
       Against: 1,546
       Abstain: 191
       Broker non-votes: 290,925


Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.     Description

          3.1 Articles of Amendment to the Articles of Incorporation (filed as Exhibit 3.1 to the GREKA Energy Current Report on Form 8-K dated March 15, 1999 and incorporated by reference herein)

         10.1 Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company*

         10.2 Asset Purchase Agreement dated March 17, 1999 among Sabacol, Inc. and the Omimex Group (filed as Exhibit
                     10.89 to the GREKA Energy Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated by reference herein).

         10.3 Purchase and Sale Agreement Between Saba Energy of Texas, Inc. and Enervest Energy, L.P. dated April 21, 1999*

         10.4 Agreement for Purchase and Sale of Real Estate dated April 28, 1999 among Pembrooke Calox, Inc., Calox Corporation, and Greka Energy Corporation*

         11.1        Computation of Earnings per Common Share*

         27.1        Financial Data Schedule*

* Filed herewith

     (b) During the quarter for which this report is filed, GREKA Energy filed the following Reports on Form 8-K:

Current Report on Form 8-K dated February 18, 1999, which reported events under Item 4, Changes in the Registrant=s Certifying Accountant

     Current Report on Form 8-K dated March 15, 1999, which reported events under Item 2, Acquisition or Disposition of Assets, and Item 5, Other Events.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GREKA ENERGY CORPORATION

                              /s/ Randeep S. Grewal
Date May 20, 1999         By:___________________________________
                              Randeep S. Grewal, Chairman and
                              Chief Executive Officer