Form 10-Q
period 1999-06-30
GREKA ENERGY CORP
filed 1999-08-12
CIK 840402

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                  OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                       Commission file number 0-20760

                           GREKA Energy Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Colorado                                            84-1091986
---------------------------------                          -------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation of organization)                          Identification No.)

                630 Fifth Avenue, Suite 1501, New York, NY 10111
                ------------------------------------------------
                     (Address of principal executive office)

                                 (212) 218-4680
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 9, 1999, GREKA Energy had 4,247,724 shares of Common Stock, no par value per share, outstanding.

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION ............................................  1

Item 1.  Financial Statements .............................................  1

   Condensed Consolidated Balance Sheets as of June 30, 1999
     (Unaudited) and December 31, 1998 ....................................  1
   Condensed Consolidated Statements of Operations for the Six and
      Three Month Periods Ended June 30, 1999 and 1998 (Unaudited)  .......  3
   Condensed Consolidated Statements of Cash Flows for the Six
      Month Periods Ended June 30, 1999 and 1998 (Unaudited) ..............  4
   Notes to Condensed Consolidated Financial Statements (Unaudited) .......  5

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations ....................................  18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  29

Item 2.  Changes in Securities and Use of Proceeds.........................  30

Item 3.  Defaults Upon Senior Securities...................................  30

Item 4.  Submission of Matters to a Vote of Security Holders...............  30

Item 5.  Other Information.................................................  30

Item 6.  Exhibits and Reports on Form 8-K..................................  31

SIGNATURE..................................................................  32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                     June 30,
                                                      1999          December 31,
                                                   (Unaudited)         1998
                                                  ------------     -------------
Current Assets
     Cash and cash equivalents ...............    $  2,168,619     $    250,212
     Accounts receivable, net of
      allowance for doubtful accounts
      of $161,500(1999)and $74,000 (1998) ....       4,723,300          171,595
     Inventories .............................       6,472,288               --
     Other current assets ....................         823,033               --
                                                  ------------     -------------
            Total Current Assets .............      14,187,240          421,807
                                                  ------------     -------------
Property and Equipment
     Investment in limestone property,
      at cost ................................       3,699,304        3,500,000
     Oil and gas properties (full
      cost method) ...........................      25,673,937        3,445,816
     Land, plant and equipment ...............      42,085,814        1,561,475
                                                  ------------     -------------
                                                    71,459,055        8,507,291
     Less accumulated depletion,
      depreciation and impairment ............      (5,229,574)      (4,081,340)
                                                  ------------     -------------

            Total Property and Equipment .....      66,229,481        4,425,951
                                                  ------------     -------------
Other Assets
     Investment in Saba Petroleum Company ....            --         15,804,110
     Other ...................................       1,903,325          154,937
                                                  ------------     -------------

            Total Other Assets ...............       1,903,325       15,959,047
                                                  ------------     -------------
                                                  $ 82,320,046     $ 20,806,805
                                                  ============     =============

   The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,
                                                      1999          December 31,
                                                   (Unaudited)         1998
                                                   ------------    -------------
Current Liabilities

     Accounts payable and accrued
      liabilities ..............................   $ 12,566,259    $    236,323
     Income taxes payable ......................        398,931            --
     Current portion of long-term debt .........     23,626,353       2,013,338
                                                   ------------    -------------
            Total Current Liabilities ..........     36,591,543       2,249,661
                                                   ------------    -------------
Long-term Debt, net of current portion .........      8,582,296          52,634

Other Liabilities ..............................        112,164              --
Minority Interest in Consolidated Subsidiary ...        585,554              --

Preferred Stock of Subsidiary ..................      7,304,356              --
                                                   ------------    -------------

                                                     16,584,370          52,634
                                                   ------------    -------------

Commitments and contingencies

Stockholders' Equity
     Common Stock, no par value, authorized
     50,000,000 shares; issued and
     outstanding 4,247,724 (1999) and
     2,910,988 (1998) shares ...................     36,305,019      25,735,019
     Accumulated comprehensive income ..........         63,982            --
     Accumulated deficit .......................     (7,224,868)     (7,230,509)
                                                   ------------    -------------
     Total Stockholders' Equity ................     29,144,133      18,504,510
                                                   ------------    -------------

                                                   $ 82,320,046    $ 20,806,805
                                                   ============    =============

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Six Months                 Three Months
                                                        Ended June 30,             Ended June 30,
                                                 1999            1998          1999            1998
                                              -----------    -----------    -----------    -----------
Revenues
Oil and gas sales .........................   $ 4,695,414    $    74,659    $ 4,412,526    $    39,970
Refinery product sales ....................     3,533,088             --      3,533,088             --
Other .....................................       820,056         47,000        749,842         47,000
                                              -----------    -----------    -----------    -----------
         Total Revenues ...................     9,048,558        121,659      8,695,456         86,970
                                              -----------    -----------    -----------    -----------
Expenses
Production costs ..........................     2,582,749         64,553      2,369,763         30,381
Refinery product cost of sales ............     2,065,651             --      2,065,651             --
General and administrative ................     1,587,003        720,531      1,162,267        365,984
Depletion, depreciation & amortization ....     1,719,186        109,366      1,500,811         70,498
                                              -----------    -----------    -----------    -----------
Total Expenses ............................     7,954,589        894,450      7,098,492        466,863
                                              -----------    -----------    -----------    -----------
Operating income (loss) ...................     1,093,969       (772,791)     1,596,964       (379,893)
Other Income (Expenses)
Equity in pre-acquisition loss of Saba ....      (553,483)            --             --             --
Other, net ................................       679,265         49,603        652,948         15,009
Interest expense ..........................      (646,271)            --       (542,851)            --
                                              -----------    -----------    -----------    -----------
Other Income (Expense), Net ...............      (520,489)        49,603        110,097         15,009
                                              -----------    -----------    -----------    -----------
Income (loss) before income taxes .........       573,480       (723,188)     1,707,061       (364,884)

Provision for Colombia taxes ..............       472,100             --        472,100             --
Minority interest in (Loss) of
Consolidated Subsidiary ...................       (20,617)            --        (19,579)            --
                                              -----------    -----------    -----------    -----------
Net Income (Loss) .........................       121,997       (723,188)     1,254,540       (364,884)
Other Comprehensive Income - net of tax
         Foreign currency translation
         adjustments ......................        63,982             --         63,982             --
                                              -----------    -----------    -----------    -----------

Comprehensive Income (Loss) ...............   $   185,979    $  (723,188)   $ 1,318,522    $  (364,884)
                                              ===========    ===========    ===========    ===========
New Earnings (Loss) per common share
Basic and Diluted .........................   $       -0-    $     (0.46)   $      0.27    $     (0.23)

Weighted Average Common Shares Outstanding,
Basic and Diluted .........................     3,626,639      1,570,981      4,221,018      1,570,981

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                           1999            1998
                                                       ------------    ------------

 Cash Flows from Operating Activities
         Net income (loss) .........................   $    121,997    $   (723,188)
         Adjustments to reconcile net income (loss)
           to net cash used in operating activities:
         Depletion, depreciation and
        amortization ...............................      1,719,186         109,366
      Equity in pre-acquisition loss of Saba .......        553,483              --
      Minority interest in (loss) of
        consolidated subsidiary ....................        (20,617)             --
      Compensation expense attributable to the
           issuance of Common Stock ................        150,000              --
         Changes in:
         Accounts receivable .......................     (3,054,506)          3,173
         Inventories ...............................     (1,267,571)             --
      Other assets .................................       (116,128)         (5,236)
      Accounts payable and accrued
        liabilities ................................      1,095,747        (831,590)
                                                       ------------    ------------
Net Cash Used In Operating
        Activities .................................       (818,409)     (1,447,475)
                                                       ------------    ------------
Cash Flows from Investing Activities
     Acquisition of inventory ......................     (1,000,000)             --
     Expenditures for property and equipment .......       (474,403)     (1,135,462)
Expenditures for
acquisition of Saba,
      net of cash acquired .........................        234,850              --
                                                       ------------    ------------
Net Cash Used In
       Investing Activities ........................     (1,239,553)     (1,135,462)
                                                       ------------    ------------
Cash Flows from Financing Activities
     Increase in deferred financing costs ..........       (330,348)             --
     Proceeds from notes payable and
      long-term debt:
      BNY Financial Corporation ....................     10,526,450              --
      15% Debenture ................................      1,000,000              --
     Principal payments on notes
      payable and long-term debt:
      Bank One, Texas ..............................     (6,000,000)             --
      BNY Financial Corporation ....................     (1,121,838)             --
         Other .....................................        (97,895)        (18,768)
         Net proceeds from issuance of Common
         Stock .....................................             --          84,446
                                                       ------------    ------------
Net Cash Provided By Financing
      Activities ...................................      3,976,369          65,678
                                                       ------------    ------------
Net Increase (Decrease) in Cash and
         Cash Equivalents ..........................      1,918,407      (2,517,259)
Cash and Cash Equivalents at Beginning
         of Period .................................        250,212       3,932,647
                                                       ------------    ------------
Cash and Cash Equivalents at End
 of Period .........................................   $  2,168,619    $  1,415,388
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                GREKA ENERGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES
General

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1998, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 1999, and the consolidated results of operations for the six and three month periods ended June 30, 1999 and 1998, and the consolidated cash flows for the six month periods ended June 30, 1999 and 1998.

Acquisition of Saba Petroleum Company

On October 8, 1998, the Company disclosed that it had acquired over five percent of the outstanding common stock of Saba Petroleum Company ("Saba"), with the intent to gain control of Saba.

In December, 1998, the Boards of Directors of both companies approved Greka's proposal to acquire Saba. Under the acquisition agreement, Saba's stockholders would receive one share of the Company's Common Stock for each six shares of Saba's common stock outstanding.

In addition to the shares owned directly by the Company, 568,200 Saba shares were owned by IPH, a Company shareholder. Such shares were subject to a call agreement by the Company at an exercise price equal to 120% of the cost of such shares to IPH, payable in cash or common shares of the Company. IPH had a put agreement that became effective April 1, 1999, and was exercised on such date. The Company has authorized the issuance of 140,886 shares to IPH in exchange for the shares of Saba owned directly by IPH.

During 1998, Greka acquired for cash and Greka Common Stock approximately 3.4 million common and 690 preferred shares of Saba at a total cost of approximately $16.4 million. The acquisitions resulted in Greka owning 29.9% of the total outstanding common shares of Saba. This investment was accounted for under the equity method through March 24, 1999. Effective March 24, 1999, the Company, through a wholly-owned subsidiary, acquired Saba in a transaction accounted for as a purchase with an additional cost of approximately $10.5 million based upon the issuance of 1,290,000 shares of GREKA Common Stock ($10.3 million) and other expenditures ($0.2 million). The results of operations for Saba are included in the Company's consolidated results of operations as of the acquisition date. During 1998 and through March 24, 1999, the Company recorded cumulative equity losses from Saba of approximately $1.1 million.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Saba's principal assets at March 24, 1999, consisted of an asphalt refinery, proved oil and gas reserves of 20,990 MBOE with estimated future net revenues, discounted at 10% of $34.3 million (using prices as of April 1, 1999), unproven oil and gas properties and various real estate holdings in California.

The Company's net acquisition cost of $25.8 million was allocated using the fair value of each of Saba's assets and liabilities at the date of acquisition.


                                           Acquisition
                                              cost

              Refinery                      $25,400
              Oil and Gas Properties         28,628
              Land                           16,600
              Other Assets                    8,460
              Liabilities and minority
               interest                     (46,145)
              Preferred Stock                (7,188)
                                            -------
              Total                         $25,755
                                            =======

The Company revised the allocation of the Saba acquisition cost during the second quarter of 1999 based on new information and analyses performed during the quarter. With additional information which may arise in the future, the Company may further revise the allocation during the remainder of 1999.

Management's Plans

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During 1998, due to decreased prices for natural gas and crude oil in all locations in which the Company does business, the Company incurred significant losses, due primarily to reduced production and related oil and gas sales and a $3.2 million non-cash ceiling writedown of its oil and gas assets without any reduction for tax benefits. As a result of these factors, the reported net loss was $5.5 million, or $3.42 per share. The Company had also not made payments on two loans from one of its primary stockholders, but had received extensions in the due dates for repayments to May 31, 1999. In addition, the Company made a substantial investment in, and subsequently acquired, Saba in March 1999. At the time of the acquisition, Saba was not in compliance with certain requirements, restrictions and other covenants in its 9% senior subordinated debentures ($3.6 million), its revolving ($15.6 million) and term ($4.5 million) bank loan agreements, its loan from the operator of properties owned by the Company in Colombia ($4.2 million) and its Preferred Stock (with a stated value of $7.2 million). As a consequence, it could not borrow under its revolving bank loan agreement. Saba also received a notice of default from

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The entire working capital deficit of Saba that existed on the effective date of the acquisition, March 24, 1999, was inherited by the Company. The Company has entered into, and concluded, material transactions that conform to the Company's strategy to capitalize on its asset base, including the following events:

      * At May 1, 1999, the Company assumed full operation of its asphalt refinery in California which is expected to significantly increase operating cash flows,

      *  The  Company  acquired   financing  with  a  new  bank,  BNY  Financial
         Corporation, of up to $11.0 million in May 1999,

      * The payment of $6.0 million to Bank One, Texas to reduce existing debt owed by Saba,

      * The Company negotiated terms and conditions with a financial institution, providing for refinancing of the remaining Bank One, Texas indebtedness (See Note 8- Subsequent Events), * The Company entered into a term sheet providing for restructure of Saba's Preferred Stock (See Note 5 - Preferred Stock of Subsidiary),

      * The Company entered into a term sheet providing for restructure of Saba's 9% senior subordinated debentures (See Note 4 - Notes Payable and Long- Term Debt),

      * The Company closed the sale of non-core assets of the Company, including its oil and gas assets in Colombia (See Note 2 - Sale of Assets).

Management believes that the results of operations for the second quarter of 1999 and the completion of the transactions referenced immediately above should remove any uncertainty as to its ability to continue as a going concern. In view of the significant changes which result from the events described above, management believes that the results of operations and cash flows of the Company reported herein are more indicative of the expected future results of operations of the Company. Comparisons of the Company's results of operations for the six and three month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998, reflect significant improvement in the Company's operations resulting from assuming full operating and financial responsibility for its Santa Maria refinery at May 1, 1999. Results of operations for the six month period ended June 30, 1999, and more particularly the three month period ended June 30, 1999, are more representative of the Company's long-term potential. See Management's Discussion and Analysis of
Financial  Condition  and  Results  of  Operations  and  Liquidity  and  Capital
Resources.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are principally stated at the lower of cost (first-in, first-out method) or market, and consist of the following at June 30, 1999:

                           Crude Oil                 $  960,463
                           Asphalt and
                             related by-products      4,548,888
                           Oilfield materials
                             and supplies               962,937
                                                     ----------
                                                     $6,472,288
                                                     ==========

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

NOTE 2 - SALE OF ASSETS

In June 1999, the Company closed the agreement entered into in April 1999 to sell substantially all of the assets of Sabacol, Inc. ("Sabacol"), a wholly-owned subsidiary of the Company, in exchange for consideration of at least $10.0 million consisting of cash, interests in oil and gas producing properties in California, and full release of the related debts. The agreement provides for the payment of additional consideration to Sabacol if the difference between the January 1, 2000 reserve value (using the average wellhead prices received for production during fourth quarter 1999) for Sabacol's oil and gas properties and the California properties acquired by Sabacol is greater than the difference between the January 1, 1999 reserve value for the same properties. If the differential is $5 million or less, by March 31, 2000 Omimex will pay such amount to Sabacol in cash or, upon non-payment, reassign to Sabacol the 50% interest in the Velasquez-Galan pipeline in Colombia sold by Sabacol to Omimex . If the differential is greater than $5 million, Sabacol will have the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets purchased from Omimex. If this option is not exercised, Omimex will be obligated to pay Sabacol $5 million in cash or, upon non-payment reassign to Sabacol the Velasquez-Galan pipeline. On April 26, 1999, following the Company's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sales transaction and the authorized dismissal of its bankruptcy case, upon consummation of the sale. In July 1999, Sabacol filed with the bankruptcy court a request to enter the order dismissing the bankruptcy case.

In connection with the closing of this transaction, the Company removed from its accounts approximately $9.0 million of indebtedness, consisting of trade payables, a promissory note, accrued interest and Colombia income taxes. In addition, the Company recorded the acquisition of interests in two producing oil and gas properties in California at a cost of approximately $790,000.

In April 1999, the Company and IPH closed an agreement with Pembrooke Calox, Inc. for the sale of the Company's and IPH's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property. The buyer had the option to pay either $3.85 million by July 31, 1999 followed by four annual payments of $200,000 each beginning in 2001, or $5.7 million by November 1, 1999. The buyer had not paid any funds to the Company or IPH on or before July 31, 1999. As part of this transaction, the Company paid Pembrooke $50,000 and issued 16,736 shares of Common Stock following the filing of a registration statement on May 17, 1999.The Company has not recorded the sales transaction due to the terms of the sale and pending realization of the note receivable on November 1, 1999.

NOTE 3 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the six month periods ended June 30, 1999 and 1998:

                                            1999               1998
          Interest paid                   $521,325          $    -
          Income taxes paid               $ 43,296          $    -


NOTE 3 - STATEMENT OF CASH FLOWS (continued)

Non-cash investing and financing transactions are as follows:

Dividend obligations on Saba's Preferred Stock for the periods March 24 to 31, 1999, and April 1 to June 30, 1999, that were due and payable on March 31, 1999, and June 30, 1999, of $9,000 and $107,400, respectively, were accrued by increasing that issue's reported carrying amount.

In March 1999, the Company issued 1,290,000 shares of Common Stock at a cost of $10.3 million to acquire 7.7 million shares of common stock of Saba (See Note 1-Acquisition of Saba Petroleum Company).

In May 1999, the Company issued 16,736 shares of Common Stock at a cost of $100,000 in connection with the sale of the limestone property.

In May 1999, the Company acquired $2,627,493 of crude oil, asphalt and related products by assuming credits against outstanding receivables and the assumption of accounts payable.

In June 1999, the Company realized credits against a promissory note, accounts payable and Colombia income taxes in the total amount of $9 million as consideration for the sale of oil and gas property, and settlement of additional accounts payable and accounts receivable were utilized to fund the acquisition of producing oil and gas property at a recorded cost of $789,500.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following at June 30, 1999:

     Saba 9% senior subordinated Debentures
      due 2005 (a)                          $ 3,299,660
     Loan agreement-Bank One (b)             14,101,769
     Demand loan agreement with a bank (c)    1,223,513
     Capital lease obligations (d)              418,047
     Promissory note (e)                        345,290
     Term loan with a bank (f)                  360,218
     Notes payable (g)                        2,000,000
     15% convertible senior subordinated
      Debenture due 2001 (h)                  1,000,000
     Loan agreement-BNY Financial
      Corporation (i)                         9,404,612
     Other                                       55,540
                                            -----------
                                             32,208,649
     Less current portion                    23,626,353
                                            -----------
                                            $ 8,582,296
                                            ===========

As discussed in Note 1, the Company completed the acquisition of Saba on March 24, 1999. The following notes discuss the debt obligations outstanding as of June 30, 1999. With respect to certain of these instruments, the Company is in the process of renegotiating the terms and conditions of the obligations (See
Note  8  -  Subsequent   Events).

(a) In December 1995, and February 1996, Saba issued a total of $12.65 million of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. The Debentures were convertible into common stock of Saba, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $4.38 per share, subject to adjustment in certain events.

Debentures in the amount of $9,075,000 were converted into 2,074,213 shares of Saba's common stock prior to the acquisition of Saba by the Company on March24, 1999.

The Company is currently in discussions with the majority holder of the outstanding Debentures to amend the terms of the obligation (See Note 8 - Subsequent Events).

Saba is not in compliance with certain of the Debentures' restrictions and covenants, and accordingly, such debt is classified as currently payable at June 30, 1999.

(b) Amounts outstanding under the loan agreement with Bank One, Texas aggregate $14.1 million at June 30, 1999. A portion of the indebtedness was advanced under a reducing, revolving borrowing base loan. The balance of the indebtedness consists of term loans that matured on July 31, 1998, and were not paid nor extended.

In February 1999, Bank One, Texas notified Saba that as a result of continuing defaults under Saba's principal credit facilities with Bank One the entire amount of $20.1 million then outstanding under the facilities was accelerated and declared immediately due and payable. In May 1999, the Company borrowed $6.0 million under the terms of a new credit facility with BNY Financial Corporation and applied such proceeds to the Bank One, Texas indebtedness, reducing the outstanding balance to $14.1 million.

In July 1999, the Company, Saba and Bank One entered into an Amended and Restated Forbearance Agreement, under which Bank One agreed that it would forbear from exercising its remedies under the credit facilities through September 15, 1999, provided that Saba maintain compliance with certain conditions regarding Events of Default, making timely interest payments and securing alternative financing to retire the Bank One, Texas indebtedness.

In July 1999, the Company entered into a commitment letter with a financial institution to lend the Company a minimum of $14.0 million, secured by the Company's interest in certain oil and gas properties and certain California real estate. Proceeds from this financing will be used to pay off the Company's indebtedness to Bank One, Texas in the amount of $14.1 million that is reflected as a current liability in the accompanying balance sheet.

(c) The Company's Canadian subsidiary has a demand revolving reducing loan with a borrowing base of $1.2 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (7.0% at June 30, 1999). The loan is collateralized by the subsidiary's oil and gas producing properties and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the subsidiary. The borrowing base reduces at the rate of $34,175 per month. In accordance with the terms of the loan agreement, $410,100 of the total loan balance of $1.2 million is classified as currently payable at June 30, 1999. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default. Management believes that there has not been an event of default under this agreement.

(d) A subsidiary of the Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to five years. The effective interest rate on the total amount of capitalized leases at June 30, 1999, was 8.21%.

(e) The promissory note ($345,290) is due to the seller of an oil and gas property, which was acquired by Saba in December 1997. The note bears interest at the rate of 13.5%, and is classified as a current liability.

(f) The term loan with a bank ($360,218) is due to the seller of a fee interest in property in which the Company owns mineral interests. The note bears interest at the prime rate plus 1% (8.75% at June 30, 1999), is scheduled for repayment in monthly installments to a maturity date of February 2001, and is collateralized by the fee interest acquired by the Company.

(g) In October 1998 and November 1998, the Company borrowed $500,000 and $1,500,000, respectively, from International Publishing Holding, S. A., a significant shareholder of the Company. The initial borrowing does not bear interest; the second note bears interest at the rate of 6%, and is collateralized by all of the issued and outstanding shares of capital stock of Greka SMV Inc., a wholly owned subsidiary of the Company. Both loans have been amended and mature for payment on September 30, 1999.

(h) In February, 1999, the Company issued $1,000,000 of 15% convertible senior subordinated debentures due February 1, 2001. The debentures are secured by the Company's limestone deposits to the extent of the outstanding debenture balance. The debentures are convertible into Common Stock of the Company, at the option of the holders of the debentures, at any time from August 1, 1999, to January 31, 2000, at a conversion price of $15.00 per share, and at any time from February 1, 2000, until January 31, 2001, at a conversion price of $20.00. Interest will accrue on the debentures to the maturity date. The Company may call the entire amount outstanding, or a portion thereof, at any time during the term of the debenture by paying the principal amount owing plus any accrued interest. The principal use of proceeds from the sale of the debentures was to provide working capital.

(i) In May 1999, the Company entered into a loan agreement with BNY Financial Corporation that provides for financing of up to $11.0 million, consisting of a term note in the amount of $6.0 million and a revolving credit facility in the face amount of $5.0 million. The term loan was fully advanced at closing and the proceeds were used to reduce indebtedness with Bank One, Texas. Advances under the revolving loan are based upon eligible accounts receivable and inventory of the Company's asphalt refinery operation. Amounts outstanding under the credit facility bear interest at the rate of prime plus 1% (8.75% at June 30, 1999) and are collateralized by real estate interests located in Santa Maria, California, all assets owned by Santa Maria Refining Company, and the common stock certificates of Santa Maria Refining Company and Saba Realty, Inc., wholly-owned subsidiaries of the Company. Amortization of the term loan is scheduled to begin in August 1999, and accordingly, $3.2 million of the loan amount is classified as currently payable at June 30, 1999.

NOTE 5 -  PREFERRED STOCK OF SUBSIDIARY

In December 1997, Saba sold 10,000 shares of Series A 6% Convertible Preferred Stock for $10.0 million to RGC International Investor LDC. ("RGC"). Since that date, a portion of the issued shares had either been redeemed or converted, including 150 shares of Preferred Stock converted into 305,868 shares of Saba common stock in January 1999, such that at June 30, 1999, there remained 7,160 shares of preferred stock outstanding. On March 15, 1999, the Company and RGC entered into a term sheet that provided for the conversion of the preferred stock to a subordinated convertible note obligation of the Company. Negotiations relating to the final documentation of the agreement are ongoing.

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

Summaries of the Company's operations by segments for the six and three month periods ended June 30, 1999 and 1998, are as follows (dollars in thousands):


Six months ended           Integrated    E & P     E & P       Corporate
June 30, 1999:             Operations  domestic international  and other   Total
------------------------   --------   --------    --------    --------    --------
Total revenues .........   $  5,470   $  1,564    $  2,015    $   --      $  9,049
Production costs .......      2,787        751       1,111        --         4,649
Other expenses .........        181        423         127         856       1,587
Depreciation,
 depletion and
 amortization ..........        921        442         299          57       1,719
                           --------   --------    --------    --------    --------
Results of operations
 from segment
 activities ............      1,581        (52)        478        (913)      1,094

Interest expense, income
taxes and other (income)         72         62         (76)        914         972
                           --------   --------    --------    --------    --------
Net Income (Loss) ......   $  1,509   $   (114)   $    554    $ (1,827)   $    122
                           ========   ========    ========    ========    ========
Identifiable assets at
June 30, 1999 ..........   $ 48,002   $ 12,332    $  2,216    $ 19,770    $ 82,320
                           ========   ========    ========    ========    ========


Six months ended           Integrated    E & P     E & P       Corporate
June 30, 1998:             Operations  domestic international  and other   Total
------------------------   --------   --------    --------    --------    ------
Total revenues .........   $ 122                                          $ 122
Production costs .......      65                                             65
Other operating expenses   $ 721                                 $721
Depreciation, depletion
 and amortization ......     109                                            109
Results of operations
 from segment activities     (52)
Interest expense and
other (income) (net) ...      --                                  (50)      (50)

Net loss ...............   $ (52)                               $(671)    $(723)

Three months ended       Integrated    E & P     E & P       Corporate
June 30, 1999:           Operations  domestic international  and other   Total
------------------         -------   -------    -------      ---------  -------
Total revenues .........   $ 5,314   $ 1,510    $ 1,872      $      --  $ 8,696
Production costs .......     2,698       715      1,023             --    4,436
Other expenses .........       163       416        100            483    1,162
Depreciation,
 depletion and
 amortization ..........       800       401        267             33    1,501
                           -------   -------    -------      ---------  -------
Results of operations
 from segment
 activities ............     1,653       (22)       482           (516)   1,597

Interest expense, income
tax and other (income) .        72        62        (76)           284      342
                           -------   -------    -------      ---------  -------
Net Income (Loss) ......   $ 1,581   $   (84)   $   558      $    (800) $ 1,255
                           =======   =======    =======      =========  =======

Three months ended       Integrated    E & P     E & P       Corporate
June 30, 1998:           Operations  domestic international  and other   Total
------------------         -------   -------    -------      ---------    -----

Total revenues ...........   $  87                                           87
Production costs .........      31                                           31
Other operating expenses .     366                                 366
Depreciation, depletion
 and amortization ........      70                                           70
                           -------
Results of operations
 from segment activities       (14)

Interest expense and
other (income) (net) .....      --                                 (15)     (15)
                           -------                           ---------    -----
Net loss .................   $ (14)                              $(351)   $(365)
                           =======                           =========    =====

Total assets at June 30, 1999, increased by $61.5 million from the amount reported at December 31, 1998, due principally to the acquisition of Saba by the Company on March 24, 1999.

Revenues and expenses reflect Saba's operations on a consolidated basis from the effective date of the acquisition, March 24, 1999.

In view of the significant changes to the Company during 1998 and the acquisition of Saba completed in March 1999, and the changes resulting from the sale of certain assets (See Note 2 - Sale of Assets), the change in refinery operations, and debt restructuring (See Note 4 - Notes Payable and Long-Term Debt and Note 8 - Subsequent Events), management believes that the results of operations for the three months ended June 30, 1999, of the Company reported herein are more indicative of the expected future results of operations of the Company.

NOTE 7 - CONTINGENCIES

In 1993, Saba acquired a producing mineral interest in California from a major oil company. At the time of acquisition, Saba's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After Saba assumed operation of the property, it became aware of additional diluent contamination and believes the major oil company is responsible to remediate these areas as well. Saba has notified the seller of its obligation to remediate. The Company expects ongoing discussions with the seller in order that the seller comply with the required remediation.

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

The Company owns an asphalt refinery in Santa Maria, California, with which significant environmental remediation obligations are associated. The party who sold the asphalt refinery to Saba performs all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition by Saba. The extent of such remediation is ongoing.

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

NOTE 8 - SUBSEQUENT EVENTS

Bank One Indebtedness

In July 1999, the Company, Saba and Bank One, Texas entered into an amended and restated forbearance agreement under which Bank One has agreed to forbear from exercising its remedies to collect the indebtedness owed by Saba through September 15, 1999 on the condition that the Company shall have entered into on or before July 15, 1999 a term sheet with a reputable financial institution or other lender acceptable to Bank One pursuant to which such lender has stated its willingness to fund a loan to Saba on or before September 15, 1999, all or part of the proceeds of which would be used to pay off in full the outstanding principal balance and accrued, unpaid interest owed by Saba to Bank One.

Additional Financing

In July 1999, the Company entered into a commitment letter with a financial institution to lend the Company a minimum of $14.0 million, secured by the Company's interest in certain oil and gas properties and certain California real estate. Proceeds from this financing will be used to pay off the Company's indebtedness to Bank One, Texas in the amount of $14.1 million that is reflected as a current liability in the accompanying balance sheet.

Beaver Lake Resources Corporation

In July 1999, the Company acquired the remaining common stock of Beaver Lake Resources Corporation ("BLRC") that it did not hold effective July 31, 1999 whereby the Company will issue a total of approximately 68,000 shares resulting in each BLRC shareholder receiving 1 share of the Company's common stock in exchange for 74.4 shares of BLRC's common stock. Beaver Lake Resources Corporation is now a wholly-owned subsidiary of the Company.

Saba Debentures

In July 1999, the Company entered into a term sheet with the majority holder of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of the Company with interest at the rate of 9%, maturing on December 31, 2005 with a right of the Company to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders to first convert. The conversion price offered by the Company is 95% of the average closing bid price of the Company's common stock for the 30 consecutive trading days of the Company's common stock ending one day prior to the date notice of conversion is received by the Company, but in no event less than $8.50 nor greater than $12.50 per share. The terms further offer that, commencing April 1, 2000, each holder of the Company's debentures shall have the right upon written notice to the Company to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Company expects most of the Saba debenture holders to accept the term sheet and further expects the Saba debentures to be delisted from the American Stock Exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     GREKA Energy is an independent integrated energy company committed to create shareholder value by capitalizing on consistent cash flow hedged from oil price fluctuations within integrated operations, exploiting E&P opportunities and penetrating new niche markets utilizing proprietary technology with an emphasis on low cost short radius horizontal drilling technology patented by BP Amoco and licensed to GREKA Energy. GREKA Energy has oil and gas production, exploration and development activities in North America and the Far East, with primary areas of activity in Alberta, California, Louisiana, Texas, New Mexico, Indonesia and China. In addition, GREKA Energy owns and operates an asphalt refinery in California.

         GREKA Energy has a three-prong strategy that capitalizes on its asset base to enhance shareholder value as follows:

         Integrated Hedged Operations

Hedged operations of GREKA Energy focus on the integration of its Santa Maria (California) assets, including an asphalt refinery and interests in heavy oil fields. To date, GREKA Energy has only been able to supply to the asphalt refinery 20-35% of its heavy oil requirements. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing the feedstock (heavy oil) into the refinery at cost. The planned integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) should provide a stable hedge to GREKA Energy on each equity barrel. GREKA Energy's strategy in these integrated assets is two-fold:

     1. GREKA Energy intends to proceed with acquisitions that enhance the long-term feedstock supply to the refinery.

     2. GREKA Energy intends to implement the proprietary Amoco Horizontal Drilling Technology to cost-efficiently boost production rates from the the Company's 150 potential drilling locations identified in the Santa Maria Valley area of central California.

The two actions are targeted to increase throughput into the refinery from the rate at June 30, 1999 of approximately 3,500 barrels per day to 10,000 barrels per day by yearend 2001. It is anticipated that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA Energy's shareholders.

         Exploitation & Production

The Company is currently focusing on return to production ("RTP") work that had been ignored by Saba for over eighteen months. Such RTP is expected to enhance the current production levels and capitalize on current oil prices. GREKA Energy plans to capitalize on its existing portfolio of domestic and international exploration projects that are synergistic with GREKA Energy's Amoco Horizontal Drilling Technology. The Company plans to specifically focus on its existing concessions in locations such as China where the Company believes there is a significant demand for energy.

         Amoco Horizontal Drilling Technology

GREKA Energy plans to continuously pursue new, emerging opportunities in the energy business to identify and evaluate niche markets for its proprietary knowledge. Two specific niche targets are coal bed methane projects and gas storage. These opportunities should provide significant upside from the use of short horizontal laterals.

Recent History

     During the first part of 1998, management of GREKA Energy focused substantially all of its efforts on corporate restructuring, recapitalization and acquisition efforts and an investment in a horizontal drilling pilot program in the Cat Canyon field in California that all were part of its strategy to capitalize on its experience with horizontal drilling technology. During the latter part of 1998 and early 1999, management was primarily focused on the acquisition of Saba, which had substantial reserves suited to exploitation by GREKA Energy's horizontal drilling technology, and considerable expenses were incurred in connection with the Saba transactions in the first quarter of 1999. Due to the significance to GREKA Energy of the Saba acquisition, which was completed effective March 24, 1999, GREKA Energy's management and staff devoted a substantial amount of time and effort to the acquisition. Greka Energy has already executed, and continues to execute, an aggressive rework program to return to production existing wells on all properties that had wells shut-in over eighteen months. Subsequent to the reworks, Greka Energy intends during the third quarter of 1999 to implement its horizontal drilling program using its proprietary technology on the Santa Maria Valley area assets.

Acquisition of Saba

     During the fourth quarter of 1998 and the first quarter of 1999, GREKA Energy entered into the following transactions culminating in the acquisition of Saba effective March 24, 1999:

     On October 6, 1998, GREKA Energy entered into an agreement with RGC International Investors, LDC, by which GREKA Energy acquired on October 6, 1998, 690 shares of the 8,000 shares of issued and outstanding Preferred Stock of Saba held by RGC in exchange for cash in the amount of $750,000, of which $500,000 was borrowed from International Publishing Holding s.a. ("IPH"), a shareholder of GREKA Energy. GREKA Energy executed a promissory note to repay the $500,000 to IPH without interest, which note is now due September 30, 1999.

         Under this Agreement, GREKA Energy was granted the exclusive right until November 6,1998 to acquire from RGC up to an additional 6,310 shares of Saba Preferred
Stock held by RGC in exchange for cash in the amount of approximately $6,859,000, with such exclusive right subject to an extension for an additional thirty days by GREKA Energy's payment of $500,000. GREKA Energy paid $500,000 to RGC on November 6, 1998 to extend the term of the exclusive right, but did not exercise the right.

     On October 8, 1998 GREKA Energy and Saba entered into an agreement under which on November 6, 1998 Saba issued to GREKA Energy 333,333 shares of Saba common stock in exchange for cash of $1,000,000.

     The November 6, 1998 payments to RGC and Saba were financed by GREKA Energy's issuance to IPH on November 4, 1998 of a promissory note payable in the amount of $1,500,000, bearing 6% interest, which note is now due September 30, 1999. The promissory note is secured by GREKA Energy's pledge of all of the issued and outstanding shares of capital stock of Greka SMV, Inc., a wholly owned subsidiary of GREKA Energy.

         IPH in conjunction with GREKA Energy made open market purchases of approximately 5% of the issued and outstanding shares of Saba common stock. Under an option agreement between GREKA Energy and IPH, GREKA Energy had the right to purchase the approximate 568,200 shares of Saba common stock purchased by IPH at an exercise price equal to the cost to IPH of acquiring such shares plus twenty percent. IPH had a put agreement that became effective April 1, 1999 and was exercised on such date. The Company will issue 140,886 shares to IPH in exchange for the shares of Saba owned directly by IPH, following the effectiveness of a registration statement. Subsequently, GREKA Energy during October and early November 1998 directly acquired 80,000 shares of Saba common stock in open market purchases at an aggregate cost of approximately $70,130.

     On December 18, 1998 GREKA Energy entered into an agreement to acquire the 2,976,765 shares of Saba common stock held by Saba Acquisub, Inc. in exchange for the issuance by GREKA Energy of 1,340,000 shares of GREKA Energy common stock to the shareholder of Saba Acquisub.

     Also on December 18, 1998, GREKA Energy and Saba entered into an acquisition agreement whereby GREKA Energy would acquire all of the remaining shares of Saba common stock and the shareholders of Saba other than GREKA Energy would receive shares of GREKA Energy common stock based on a contemplated exchange ratio of one share of GREKA Energy common stock for each six shares of Saba common stock. The acquisition was completed effective March 24, 1999 and GREKA Energy issued approximately 1,290,000 shares of its common stock and Saba became a wholly owned subsidiary of GREKA Energy.

Sale of Non-Core Assets

         Colombia Assets

     In June 1999, the Company closed the agreement entered into in April 1999 to sell substantially all of the assets of Sabacol, Inc. ("Sabacol"), a wholly-owned subsidiary of the Company, in exchange for consideration of at least $10.0 million consisting of cash, interests in oil and gas producing properties in California, and full release of the related debts. The agreement provides for the payment of additional consideration to Sabacol if the difference between the January 1, 2000 reserve value (using the average wellhead prices received for production during fourth quarter 1999) for Sabacol's oil and gas properties and the California properties acquired by Sabacol is greater than the difference between the January 1, 1999 reserve value for the same properties. If the differential is $5 million or less, by March 31, 2000 Omimex will pay such amount to Sabacol in cash or, upon non-payment, reassign to Sabacol the 50% interest in the Velasquez-Galan pipeline in Colombia sold by Sabacol to Omimex . If the differential is greater than $5 million, Sabacol will have the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets purchased from Omimex. If this option is not exercised, Omimex will be obligated to pay Sabacol $5 million in cash or, upon non-payment reassign to Sabacol the Velasquez-Galan pipeline. On April 26, 1999, following the Company's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sales transaction and the authorized dismissal of its bankruptcy case, upon consummation of the sale. In July 1999, Sabacol filed with the bankruptcy court a request to enter the order dismissing the bankruptcy case.

         Limestone Property

     In April 1999, the Company and IPH closed an agreement with Pembrooke Calox, Inc. for the sale of the Company's and IPH's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property. The buyer had the option to pay either $3.85 million by July 31, 1999 followed by four annual payments of $200,000 each beginning in 2001, or $5.7 million by November 1, 1999. The buyer had not paid any funds to the Company or IPH on or before July 31, 1999. As part of this transaction, the Company paid Pembrooke $50,000 and issued 16,736 shares of Common Stock following the filing of a registration statement on May 17, 1999.

Refinery Operations

     In May 1999, GREKA Energy assumed all marketing and distribution operations at its refinery in Santa Maria, California that were previously performed by Crown Asphalt Distribution LLC under a processing agreement terminated by GREKA Energy. Under the terms of this agreement, each party had been receiving approximately fifty percent of the net income from the refinery. During 1998, the refinery processed on average 3,850 barrels per day of throughput and generated revenues of approximately $22 million with a net income of approximately $4.7 million. During the term of the processing agreement with Crown, Saba had only recognized and reported its fifty percent share of the profits from the refinery operations. GREKA Energy expects to recognize and report refinery revenues at a similar level, as well as increased operating cash flows, as a result of assuming such operations.

Cautionary Information About Forward-Looking Statements

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning:

        * the benefits expected to result from GREKA Energy's recent acquisition of Saba discussed below, including
        *  synergies in the form of increased revenues,
        * decreased expenses and avoided expenses and expenditures that are expected to be realized by GREKA Energy and Saba as a result of the transaction, and
        * the complementary nature of GREKA Energy's horizontal drilling technology and certain Saba oil reserves, and
        *  other statements of:
        *  expectations,
        *  anticipations,
        *  beliefs,
        *  estimations,
        *  projections, and
        * other similar matters that are not historical facts, including such matters as:
        *  future capital,
        * development and exploration expenditures (including the amount and nature thereof),
        * drilling of wells, reserve estimates(including estimates of future net revenues associated with such reserves and the present value of such future net revenues),
        *  future production of oil and gas,
        *  repayment of debt,
        *  the  state  of  GREKA  Energy's  Year  2000  readiness,
        *  business strategies, and
        * expansion and growth of business operations.


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

     Significant factors that could prevent GREKA Energy from achieving its stated goals include:

     * the failure by GREKA Energy to integrate the respective operations of GREKA Energy and Saba or to achieve the synergies expected from the acquisition of Saba,
     * the failure by GREKA Energy to obtain refinancing agreements or arrange for the payment of Saba obligations,
     *  declines in the market prices for oil and gas,
     * the failure of GREKA Energy's technology systems or the technology systems of third parties with whom GREKA Energy has material relationships to be Year 2000 compliant, and
     *  adverse changes in the regulatory environment affecting GREKA Energy.

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

Long-Term Potential

     Management believes that the results of operations and cash flows of GREKA Energy reported herein are more indicative of the expected future results of operations and cash flows of GREKA Energy, most particularly, the results of operations achieved during the three month period ended June 30, 1999.
Management further believes that the results of operations of GREKA Energy reported herein are representative of the Company's long term potential in consideration that the Statement of Operations for the three month period ended June 30, 1999 reflects only two, not three, complete months of the Company's refinery operations since taking over the sales and marketing of its refined products at May 1, 1999.

Results of Operations

Comparison of Three Month Periods Ended June 30, 1999 and 1998

     Revenues increased from $86,970 for the second quarter of 1998 to$8,695,456 for the second quarter of 1999. This increase was primarily attributable to the acquisition of Saba, followed by the cancellation of the processing agreement with Crown Asphalt Distribution on April 30, 1999 and the subsequent recognition of refinery revenues bythe Company.

     Other revenues of $749,842 in the second quarter of 1999 were primarily attributable to pipeline tariff income and processing fees from the Crown agreement.

     Production costs increased from $30,381 for the second quarter of 1998 to $4,435,414 for the second quarter of 1999. This increase was primarily attributable to the cancellation of the Crown agreement and the related recognition of refinery expenses by the Company and lease operating expenses on properties included in the Saba acquisition.

     General and administrative expenses increased from $365,984 for the second quarter of 1998 to $1,162,267 for the second quarter of 1999. The increase was primarily attributable to expenses related to the acquisition of Saba.

     Depletion, depreciation and amortization increased from $70,498 for the second quarter of 1998 to $1,500,811 for the second quarter of 1999. The increase was primarily attributable to the acquisition of Saba.

     Interest expense of $542,851 was attributable to borrowings by the Company from IPH and BNY Financial Corporation, the issuance of 15% debentures and assumption of debt related to the acquisition of Saba.

Comparison of Six Month Periods Ended June 30, 1999 and 1998

         Revenues increased from $121,659 in the first half of 1998 to $9,048,558 in the first half of 1999. The substantial increase in revenue is due to acquisition of Saba and cancellation of the marketing agreement with Crown Asphalt Distribution.

         Production costs increased from $64,553 in the first half of 1998 to $4,648,400 in the first half of 1999. This increase is consistent with the increase in revenues related to the cancellation of the Crown agreement and lease operating expenses on properties included in the Saba acquisition.

     General and administrative expenses increased from $720,531 in the first half of 1998 to $1,587,003 in the first half of 1999. General and administrative expenses have increased due to the acquisition of Saba.

     Depreciation, depletion and amortization increased from $109,366 in the first half of 1998 to $1,719,186 in the first half of 1999. The increase was attributable to the acquisition of Saba.

     Interest expense of $646,271 was attributable to borrowings by the Company from IPH and BNY Financial Corporation, the issuance of 15% debentures and assumption of debt included in the acquisition of Saba.

Liquidity and Capital Resources

     Working capital increased $15,572,588 from a deficit of $37,976,891 at March 31, 1999 to a deficit of $22,404,303 at June 30, 1999. Working capital deficit at June 30, 1999 of $22,404,303 increased from a working capital deficit of $1,827,854 at December 31, 1998. Current assets increased $13,765,433 from $421,807 at December 31, 1998 to $14,187,240 at June 30, 1999 as a result of the acquisition of Saba and the Company assuming the operations of its Santa Maria refinery. Approximately $7.7 million of refinery raw material and finished product inventory and refinery accounts receivable result from refinery operations. Current liabilities increased from $2,249,661 at December 31, 1998 to $36,591,543 at June 30, 1999, an increase of $34,341,882. Accounts payable increased as a result of the acquisition of Saba and the assumption of operations of the Santa Maria refinery. The current portion of long term debt increased $21,613,015 during the period.

         Cash and cash equivalents increased $1,918,407 from $250,212 at December 31, 1998 to $2,168,619 at June 30, 1999. Of this increase, $444,800 was due to the cash and cash equivalents of Saba; the remainder of the increase was due to $1.0 million of debentures issued by the Company during the first quarter reduced by expenditures for quarterly operations. The Santa Maria refinery operations produced substantial cash flow during the second quarter of 1999.

         Cash Flows

     The Company's net cash used in operating activities decreased from an outflow of $1,447,475 for the six month period ended June 30, 1998 to an outflow of $818,409 for the six month period ended June 30,1999. Net income for the period, adjusted for non-cash charges, provided $2,524,049 of cash inflow. Changes in other assets and liabilities were responsible for cash outflows of $3,342,458.

     The Company's net cash flows from investing activities decreased from a net outflow of $1,135,462 from the six month period ended June 30, 1998 to a net outflow of $1,239,553 for the six month period ended June 30, 1999. This change was primarily attributable to a $1 million investment in inventory for the asphalt refinery.

     The Company's net cash provided by financing activities increased from an inflow of $65,678 for the six month period ended June 30, 1998 to an inflow of $3,976,369 in the six months ended June 30, 1999. Cash was provided during the six months ended June 30, 1999 from proceeds of the Company's financing facility with BNY Financial Corporation in the amount of $10,526,450 and proceeds from the Company's 15% Debenture in the amount of $1 million. Cash was used during the six month period ended June 30, 1999 to reduce its obligation to Bank One, Texas by $6 million and make payments on its BNY Financial Corporation note payable in the amount of $1,121,838.

         Liquidity

     Under the direction of GREKA Energy's management and strategy, GREKA Energy has significantly improved its liquidity and expects to have low capital requirements. Specifically, GREKA Energy expects to have an annual capex of $5 million funded by its cash flow. The Company is current on all its interest payments, and has sufficient cash flow for all its operating and foreseen capital requirements. Further, GREKA Energy intends to achieve the following:

     * Obtain financing of at least $14 million to pay currently due Bank One debt, reducing current liabilities from $36,591,543 to $22,591,543 as of June 30, 1999.

     *    Utilize  the  in-house   proprietary  and  cost  effective  horizontal
          drilling technology to enhance production in the Santa Maria Valley area.

     * Continue integration of GREKA Energy-operated oil and gas properties and the wholly-owned and operated asphalt refinery that collectively provide for low cost operating expenses and high cash flow.


         GREKA Energy's management also believes that the disposition of the Colombia properties brings opportunities for cost savings, economies of scale and other synergies, resulting in improved cash flow potential for the long-term growth of GREKA Energy and of shareholder value. Further, these dispositions and acquisition give GREKA Energy a stronger consolidated asset base upon which it can rely in securing future financings, both equity and debt. However, there is no assurance that any specific level of cost savings or other synergies will be achieved or that such cost savings or other synergies will be achieved within the time periods contemplated, or that GREKA Energy will be able to secure future financings.

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

Debt Financing and Restructuring

     Outstanding debt and the Company's plans for payment or restructuring:

     * The Bank One debt that was reduced from $20.1 million to $14.1 million following the payment of $6.0 million in May 1999 is expected to be eliminated in August 1999 as a result of additional financing that the Company plans to acquire.

     * The Company entered into a term sheet with the majority holder of Saba's 9% senior subordinated debentures ($3.6 million) to exchange the debentures of Saba for new debentures of the Company.

     * The Company entered into a term sheet in March 1999 with the Saba Preferred Stockholder holding Saba's Preferred Stock (with a stated value of $7.3 million) that provided for the conversion of Saba's Preferred Stock to a subordinated convertible note obligation of the Company.

     In April 1999, GREKA Energy's wholly-owned subsidiaries, Greka Integrated, Inc., Santa Maria Refining Company, and Saba Realty, Inc., procured a loan from BNY Financial Corporation that provides funds of up to $11 million under two credit facilities. A term loan in the amount of $6,000,000 was funded upon closing, the proceeds of which were used to reduce the indebtedness owed by Saba to Bank One. In addition, a revolving credit facility provides advances for working capital of up to $5,000,000 against eligible receivables and inventory of the Santa Maria asphalt refinery. It is intended that a portion of this working capital will be applied to expenditures incurred in assuming the marketing and sale of refined products at the asphalt refinery following the termination of the processing agreement with Crown Asphalt Distribution LLC effective April 30, 1999. The loans are secured by real estate interests located in Santa Maria, California, all assets owned by Santa Maria Refining Company, and the common stock certificates of Santa Maria Refining Company and Saba Realty, Inc.

     In July 1999, the Company, Saba and Bank One, Texas entered into an amended and restated forbearance agreement under which Bank One has agreed to forbear from exercising its remedies to collect the indebtedness owed by Saba through September 15, 1999 on the condition that the Company shall have entered into on or before July 15, 1999 a term sheet with a reputable financial institution or other lender acceptable to Bank One pursuant to which such lender has stated its willingness to fund a loan to Saba on or before September 15, 1999, all or part of the proceeds of which would be used to pay off in full the outstanding principal balance and accrued, unpaid interest owed by Saba to Bank One.

     In July 1999, the Company negotiated terms and conditions with a financial institution to fund during August 1999 at least $14 million secured by the Company's interest in certain oil and gas properties and certain California real estate.

     In July 1999, the Company entered into a term sheet with the majority holder of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of the Company with interest at the rate of 9%, maturing on December 31, 2005 with a right of the Company to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders to first convert. The conversion price offered by the Company is 95% of the average closing bid price of the Company's common stock for the 30 consecutive trading days of the Company's common stock ending one day prior to the date notice of conversion is received by the Company, but in no event less than $8.50 nor greater than $12.50 per share. The terms further offer that, commencing April 1, 2000, each holder of the Company's debentures shall have the right upon written notice to the Company to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Company expects most of the Saba debenture holders to accept the term sheet and further expects the Saba debentures to be delisted from the American Stock Exchange.

Year 2000 Readiness Disclosure

     Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in widespread miscalculations or system failures. Both information technology systems and non-information technology systems using embedded technology may be affected by the Year 2000. GREKA Energy has not completed an assessment of Year 2000 compliance issues, but management currently believes that since GREKA Energy's drilling equipment does not make use of embedded computer chips and its other operating equipment is not heavily automated with technology systems, the costs of becoming ready for the Year 2000 will not have a material adverse effect on GREKA Energy's financial condition, results of operations or cash flows.

     GREKA Energy currently believes that its existing technology systems and software will not need to be upgraded to become Year 2000 compliant, except that GREKA Energy must replace its current integrated accounting software in order to accurately process Year 2000 data. Should it not do so, GREKA Energy would be unable to properly process and report upon its own operating data, as well as information provided to it by outside sources that are Year 2000 compliant. GREKA Energy's third-party accounting software vendor has modified the current operating system utilized by GREKA Energy and provided the modified system to GREKA Energy in the first quarter of 1999. The cost of this modification was included in the vendor's system support contract and did not result in a significant additional expense for GREKA Energy.

    GREKA Energy is in the process of verifying whether vendors, suppliers and significant customers with which GREKA Energy has material relationships are Year 2000 compliant. GREKA Energy believes that some of these third parties will not be materially affected by the Year 2000 since those third parties are relatively small entities which do not rely heavily on technology systems for their operations. GREKA Energy does not know whether the other third parties will be Year 2000 complaint. Under a worst-case scenario, if GREKA Energy and such third parties are not Year 2000 compliant on a timely basis, there could be financial risk to GREKA Energy, including supplier and service customer delays resulting in short-term delay of revenue and substantial unanticipated costs. Accordingly, GREKA Energy plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. GREKA Energy's current Year 2000 contingency plan is essentially to have all necessary tasks performed manually in the event of material Year 2000 problems affecting GREKA Energy. Management of GREKA Energy believes that GREKA Energy has adequate personnel to perform those functions manually until any Year 2000 problems are resolved. Inflation

     GREKA Energy does not believe that inflation will have a material impact on GREKA Energy's future operations.

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

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The following material developments occurred during the quarter ended June 30, 1999 with respect to the legal proceedings reported in the GREKA Energy Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1998:

     As reported in the GREKA Energy 1998 Annual Report on Form 10-KSB/A, on December 11, 1998, Sabacol filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for the Central District of
California (BK Case No. ND98-15858-RR). On April 26, 1999, following the Company's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sale of substantially all its assets and the authorized dismissal of its bankruptcy case, upon consummation of the sale. In July 1999, Sabacol filed with the bankruptcy court a request to enter the order dismissing the bankruptcy case.

     In July 1999 in Gitte-Ten, Inc. v. Saba Petroleum Company (Case No. CV 980202 Superior and Municipal Courts of the State of California, County of San Luis Obispo, March 1998), the court vacated its summary judgment previously granted to Gitte-Ten, Inc. The matter is scheduled for trial in October 1999.

     In July 1999 the matter of Chase v. Saba Petroleum, Inc. (Case no. SM108977, Superior Court of the State of California, County of Santa Barbara-Cook Division, July 1998) was settled by Saba's insurance carrier, which included a release of all claims and dismissal with prejudice as to Saba.

     Wellspring Partners, LLC v. Saba Energy of Texas, Inc., et al. (Case No. 1999-24729, 125th Judicial District Court of Harris County, Texas, May 1999) Wellspring brought suit for damages alleging breach of contract and conspiracy for Saba's non-payment of fees claimed pursuant to a brokerage agreement between Wellspring and Saba. Wellspring moved for a Temporary Restraining Order and Temporary Injunction to restrain Saba from allegedly breaching the brokerage agreement and from closing the pending sale of Saba's properties to Enervest Energy LP without first providing Wellspring with certain information regarding the sale and depositing with the court the alleged broker fee due Wellspring. The court denied Wellspring's motion, and in June 1999 Saba filed a counterclaim against Wellspring for damages incurred as a result of Wellspring's tortious interference with Saba's contractual and prospective business relationships with Enervest Energy LP. Enervest Energy LP v. Saba Energy of Texas, Inc. (Case No. 1999-30673, 152nd Judicial District Court of Harris County, Texas, June 1999) Enervest filed an action claiming that Saba breached the agreement between the parties for failing to close the sale of Saba's interests in certain oil and gas properties for $12.5 million. In accordance with the agreement, Enervest deposited earnest money in the amount of $1.25 million to a jointly controlled account to assure Enervest's performance of the agreement. Enervest further seeks the court's declaration that it is entitled to the deposit. In July 1999, Saba filed a counterclaim against Enervest for damages incurred as a result of Enervest's breach of the agreement by failing to close the sale.

     Crown Asphalt Distribution LLC, et al. v. Santa Maria Refining Company, et al. (Case No. CV99-895 DOC (Anx), United States District Court, Central District of California, Southern Division, July 1999) Crown brought suit for damages alleging breach of contract, breach of covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief, and specific performance pursuant to Santa Maria's termination of the processing agreement with Crown. Crown moved for a Preliminary Injunction or Writ of Possession to compel Santa Maria, amongst other things, to continue doing business with Crown beyond the termination date of the processing agreement. The court denied Crown's motion.

     From time to time, GREKA Energy and its subsidiaries are named in legal proceedings arising in the normal course of business. In the opinion of management, such legal proceedings are not expected to have a material adverse effect on GREKA Energy's financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

     During the three months ended June 30, 1999, the Company issued 30,000 shares of its Common Stock to Randeep S. Grewal under the terms of his employment agreement and 16,736 shares of its Common Stock to Pembrooke Calox, Inc. in connection with the sales transaction of the Company's interests in the Indiana property (see Overview-Sale of Non-Core Assets).

Item 3.  Defaults Upon Senior Securities.

     The information required by this Item is incorporated herein by reference to the discussion in Part I Item 2 of this report under the caption "Debt Financing and Restructuring."

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

     In June 1999, the Company issued a warrant to Internet Associates, Inc. to purchase 50,000 shares of the Company's common stock that vests monthly at the rate of 10,000 shares per month for five months and at an exercise price of $8.25 per share which may be exercised in increments of not less than 10,000 shares. The warrant expires on June 1, 2000. Vesting is contingent upon holder's performance under an agreement between the Company and holder for investor and public relation services.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.    Description

        10.1 Arrangement Agreement dated June 16, 1999 among GREKA Energy Corporation and Beaver Lake Resources Corporation*

        10.2 Forbearance Agreement dated April 19, 1999, First Amendment To Forbearance Agreement dated April 30, 1999, and Amended And Restated Forbearance Agreement dated July 15, 1999 among Bank One, Texas, Saba Petroleum Company and Greka Energy Corporation*

        10.3 Agreement For Purchase and Sale of Real Estate dated April 28, 1999 among Pembrooke Calox, Inc. and Greka Energy Corporation (filed as Exhibit 10.4 to the GREKA Energy Report on Form 10-Q for the quarter ended March 31, 1999 SEC file #0-207670 and incorporated by reference herein)

        10.4 Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.1 to the GREKA Energy Report on Form 10-Q for the quarter ended March 31, 1999 SEC file #0-207670 and incorporated by reference herein)

        10.5        Closing  Agreement  dated June 30, 1999 among Sabacol,  Inc.
                    and Omimex Resources, Inc. et al. (filed as Exhibit 4.2 to the GREKA Energy Report on Form 8-K filed July 14, 1999 SEC File #0-20760 and incorporated by reference herein)

        11.1        Computation of Earnings per Common Share*

        27.1        Financial Data Schedule*

* Filed herewith

     (b) During the quarter for which this report is filed, GREKA Energy filed the following Reports on Form 8-K:

Current Report on Form 8-K dated April 6, 1999 which reported events under Item 2, Acquisition or Disposition of Assets.

Current  Reports on Form 8-K/A dated June 8, 1999 which  reported  events  under
Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

Current Report on Form 8-K dated July 14, 1999 which reported events under Item 2, Acquisition or Disposition of Assets.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GREKA ENERGY CORPORATION


Date August 9, 1999         By:/s/ Randeep S. Grewal
                               -------------------------------
                               Randeep S. Grewal, Chairman and
                               Chief Executive Officer