Form 10KSB/A
period 1998-12-31
GREKA ENERGY CORP
filed 1999-09-22
CIK 840402

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-KSB/A2

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the transition period from ___________ to ____________

                          Commission File No.: 0-20760

                            GREKA Energy Corporation
                 (Name of small business issuer in its charter)

           Colorado                                  84-1091986
  (State or other jurisdiction                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

630 Fifth Avenue, Suite 1501 New York, NY               10111
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

The aggregate market value of 2,419,342 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on September 17, 1999 of $10.25 as reported on the Nasdaq SmallCap Market System and based on a total of 4,311,603 shares being outstanding on that date was $24,798,871.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 17, 1999, the issuer had 4,311,603 shares of common stock outstanding, which amount does not include 140,886 shares the issuer will issue to International Publishing Holding s.a. upon the effectiveness of a registration statement covering the resale of those shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

           Transitional Small Business Disclosure Format (check one).

                               Yes [ ]   No [X]

                              TABLE OF CONTENTS
                                                                   Page
PART I
   Item 1.  Description of the Business . . . . . . . . . .  . .    5
   Item 2.  Description of Property . . . . . . . . . . . . .  .    24
   Item 3.  Legal Proceedings .. . . . . . . . . . . . . . . . .    56
   Item 4.  Submission of Matters to a Vote of Security Holders .   59

PART II
   Item 5.  Market for Common Equity and Related Stockholder
                 Matters . . . . . . . . . . . . . . . . . . . ..   59
   Item 6.  Management's Discussion and Analysis . . . . . . . ..   60
   Item 7.  Financial Statements . . . . . . . . . . . . . . . ..   65
   Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure . . . . . .   65

PART III
   Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the
                  Exchange Act . . . . . .. . . . . . . . . . .     66
   Item 10. Executive Compensation . . . . . . . . . . . . . . . .  68
   Item 11. Security Ownership of Certain Beneficial Owners and
                  Management . . . . . . . . . . . . . . . . . . .  72
   Item 12. Certain Relationships and Related Transactions . . . .  73
   Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . .  74

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

         Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for implementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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


                                 PART I

Cautionary Information About Forward-Looking Statements

     This document  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act that include, among others, statements concerning:

* the benefits expected to result from GREKA Energy's recent acquisition of Saba Petroleum Company ("Saba") discussed below, including

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

         GREKA's independent accountants issued a modified report on April 15, 1999 expressing substantial doubt about GREKA Energy's ability to continue as a going concern. That matter is also discussed in Note 1 of the Notes to Consolidated Financial Statements of GREKA Energy. On September 9, 1999 GREKA's independent accountants issued a report which reflects the removal of their previously modified opinion concerning doubt about GREKA Energy's ability to continue as a going concern. That matter is discussed in Note 14 of the Notes to Consolidated Financial Statements of GREKA Energy.

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


Item 1.  Description of Business.

Overview of GREKA Energy Corporation

         GREKA Energy Corporation, a Colorado corporation formerly known as Petro Union, Inc. and then Horizontal Ventures, Inc., is an independent energy company engaged primarily in the business of exploiting proved oil and gas reservoirs by utilizing a low cost proprietary short radius horizontal drilling technology to increase production rates. The horizontal drilling technology was patented by Amoco and is licensed by Amoco to GREKA Energy.

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

Business Strategy

         GREKA Energy is an independent, integrated energy company committed to creating shareholder value by capitalizing on consistent cash flow hedged from oil price fluctuation within integrated operations, exploiting E&P opportunities and penetrating new niche markets utilizing proprietary technology with emphasis on low cost short radius horizontal drilling technology patented by BP Amoco and licensed to GREKA Energy. GREKA Energy has oil and gas production, exploration and development activities in North America and the Far East, with primary areas of activity in Alberta,California, Louisiana, Texas, New Mexico, Indonesia and China. In addition, Greka Energy owns and operates an asphalt refinery in California.

         Upon the closing of the acquisition of Saba, GREKA Energy established a three-prong strategy that capitalizes on its asset base to enhance shareholder value as follows:

Integrated Hedged Operations

         Hedged operations of GREKA Energy are planned to focus on the integration of its Santa Maria (California) assets, including an asphalt refinery and interest in heavy oil fields. Up to the acquisition of Saba, Saba had only been able to supply to the asphalt refinery 20% of its heavy oil requirements. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing the feedstock (heavy oil) into the refinery at cost. The planned integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) should provide a stable hedge to GREKA Energy on each equity barrel. GREKA Energy's strategy in these integrated assets is two-fold:

1. GREKA Energy intends to proceed with acquisitions that enhance the long-term feedstock supply to the refinery.

2. GREKA Energy intends to implement the proprietary Amoco Horizontal Drilling Technology to cost-efficiently boost production rates from the 150 potential drilling locations identified in the Santa Maria Valley area of central California.

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

Exploration & Production

         GREKA Energy is currently focusing on return to production ("RTP") work that had been ignored by Saba for over eighteen months. Such RTP is expected to enhance the current production levels and capitalize on current oil prices. GREKA Energy plans to capitalize on its existing portfolio of domestic and international exploration projects that are synergistic with GREKA Energy's Amoco Horizontal Drilling Technology. GREKA Energy plans to specifically focus on its existing concessions in locations such as China where GREKA Energy believes there is a significant demand for energy.

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

Acquisition of Saba Petroleum Company

         During the fourth quarter of 1998 and the first quarter of 1999, GREKA Energy entered into the following transactions culminating in the acquisition of Saba Petroleum Company effective March 24, 1999:

         On October 6, 1998, GREKA Energy entered into a Preferred Stock Transfer Agreement with RGC International Investors, LDC ("RGC"), by which GREKA Energy acquired on October 6, 1998 690 shares of the 8,000 shares of issued and outstanding Series A Convertible Preferred Stock of Saba held by RGC in exchange for cash in the amount of $750,000, of which $500,000 was borrowed from International Publishing Holding s.a. ("IPH"), then a significant shareholder of GREKA Energy. GREKA Energy executed a Promissory Note to repay the $500,000 to IPH without interest on or before December 31, 1998, which maturity date subsequently was extended to September 30, 1999, in the form of cash or shares of Saba Series A Preferred Stock held by GREKA Energy. The Promissory Note is secured by a pledge of two-thirds of the Saba Series A Preferred Stock held by GREKA Energy. Under the Preferred Stock Transfer Agreement, GREKA Energy was granted the exclusive right until November 6, 1998 to acquire from RGC up to an additional 6,310 shares of Saba Series A Preferred Stock held by RGC in exchange for cash in the amount of approximately $6,859,000, with such exclusive right subject to an extension for an additional thirty days by GREKA Energy's payment of $500,000. On November 6, 1998, GREKA Energy paid $500,000 to RGC to extend the term of the exclusive right until December 6, 1998. GREKA Energy did not exercise its right.

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

         IPH in conjunction with GREKA Energy made open market purchases of approximately 5% of the issued and outstanding shares of Saba common stock. By an Option Agreement dated July 22, 1998 between GREKA Energy and IPH, GREKA Energy acquired a call option to purchase the approximate 568,000 shares of Saba common stock purchased by IPH at an exercise price equal to the cost to IPH of acquiring such shares plus twenty percent, which was approximately $1,020,000. IPH had a put agreement that became effective April 1, 1999, and was exercised on such date. GREKA Energy has authorized the issuance of 140,886 shares to IPH in exchange for the shares of Saba owned directly by IPH.

         Subsequently, GREKA Energy during October and early November 1998 directly acquired 80,000 shares of Saba common stock in open market purchases at an aggregate cost of approximately $70,130.

         On November 6, 1998, GREKA Energy paid Saba $1,000,000 for 333,333 shares of Saba common stock under the Common Stock Purchase Agreement and $500,000 to RGC to extend the term until December 6, 1998 of GREKA Energy's exclusive right to acquire the Saba Series A Preferred Stock from RGC pursuant to the Preferred Stock Transfer Agreement. These payments were financed by GREKA Energy's issuance to IPH on November 4, 1998 of a Promissory Note payable in the amount of $1,500,000, with 6% interest, by December 31, 1998. This note has now been extended to September 30, 1999. The Promissory Note is secured by GREKA Energy's pledge of all of the issued and outstanding shares of capital stock of Greka SMV, Inc. formerly know as HVI Cat Canyon, Inc., a wholly owned subsidiary of GREKA Energy.

         On November 23, 1998, as amended at closing on December 18, 1998 GREKA Energy entered into a Stock Exchange Agreement with Saba Acquisub, Inc., which owned 2,971,766 shares of Saba common stock. Saba Acquisub was controlled by Capco Resources Ltd. which is controlled by Ilyas Chaudhary, a former director and executive officer of Saba. Under the Stock Exchange Agreement, GREKA Energy was to acquire the Saba common stock owned by Saba Acquisub in exchange for the issuance by GREKA Energy to the shareholder of Saba Acquisub an aggregate of 1,340,000 shares of GREKA Energy common stock. At closing, Saba Acquisub was merged with and into GREKA Energy.

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

         GREKA Energy believes that its Cat Canyon Field in California is an ideal field to apply horizontal drilling technology for the following reasons:

* Mature Fields/Extensive Data. Cat Canyon is a mature field, discovered in 1908, that provides numerous abandoned or semi-abandoned wells to re-enter, and extensive geological information from which to develop an exploitation plan without much additional cost;

* Hedge Against Oil Prices. GREKA Energy's Asphalt Refinery is fed by its Cat Canyon properties thus greatly reducing oil price risk from GREKA Energy's Cat Canyon development strategy. Since 1996, asphalt sales prices from the Asphalt Refinery have varied between $16.09 and $18.41 per barrel, -- while oil prices have varied between $7.17 and $17.38 during the same period. The primary objective will be to apply the proprietary, cost effective horizontal drilling technology to create additional feedstock for the refinery and capitalize on the operational hedge per barrel.

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

         GREKA Energy owns an asphalt refinery in Santa Barbara County, California that is fed by production from the central California region. Generally, the crude oil produced in these areas is of low gravity and is ideally suited as feedstock for asphalt. Furthermore, asphalt prices have historically been less volatile than feedstock prices, providing GREKA Energy with a hedge against oil price movements. This refinery was acquired from Conoco Inc. in 1994 and Conoco performs all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition.

         Throughput at the asphalt refinery has ranged between 2,000 to 4,500 barrels of oil per day while production capacity is approximately 10,000 Bopd. Only approximately 1,750 Bopd of the throughput has come from GREKA Energy's production. GREKA Energy believes that the asphalt refinery's margins will improve significantly as it increases production from the Cat Canyon field, providing additional feedstock and spreading the fixed cost of the refinery over more units produced. Furthermore, GREKA Energy intends to increase the throughput to 10,000 Bopd by year end 2001. GREKA Energy estimates that each 1,000 Bopd increase in equity throughput could yield approximately $2 million in additional earnings before interest, taxes, depreciation and amortization("EBITDA") annually.

         In May 1999, GREKA Energy's subsidiary assumed all marketing and distribution operations at its refinery in Santa Maria, California that were previously performed by Crown Asphalt Distribution LLC under a processing agreement terminated by GREKA Energy's subsidiary. Under the terms of this agreement, each party had been receiving approximately fifty percent of the net income from the refinery. During 1998, the refinery processed on average 3,850 barrels per day of throughput and generated revenues of approximately $22 million with a net income of approximately $4.7 million. During the term of the processing agreement with Crown, Saba had only recognized and reported its fifty percent share of the profits from the refinery operations. GREKA Energy expects to recognize and report refinery revenues at a similar level, as well as increased operating cash flows, as a result of assuming such operations.

Business of Saba Petroleum Company as of December 31, 1998

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

         At April 15, 1999, Saba depended on three material customers. Those customers were Ecopetrol, Crown Energy and Omimex Resources, Inc. See the discussion elsewhere in this document of the sale of Sabacol's assets.

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

Recent Saba Developments

Substantial Doubt About Saba's Ability to Continue as a Going Concern

         Saba's independent public accountants included in their audit report for Saba's 1998 financial statements an explanatory paragraph which indicates that there was substantial doubt as to Saba's ability to continue as a going concern. That was due to the fact that Saba's current assets may not have been sufficient to satisfy its current liabilities at December 31, 1998. Saba violated certain of its debt covenants and had negative stockholders' equity at December 31, 1998. Management's plans in this regard are discussed in Note 1 of the Notes to Consolidated Financial Statements of Saba appearing elsewhere in this document.

         GREKA Energy acquired Saba effective March 24, 1999. Operations of GREKA Energy and Saba have been conducted on a combined basis after that effective date.

Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets

         On December 15, 1998, Saba announced that Sabacol, Inc., a wholly-owned subsidiary of Saba, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Central District of California on December 11, 1998. Sabacol's assets, located solely in Colombia, consisted of a 50% interest in a 118-mile pipeline and varying interests in heavy oil producing properties. At the time of filing, Sabacol had a net book value of approximately $5.3 million with liabilities of $4.6 million. For the year ended December 31, 1998, the average daily production of Sabacol's interest in the Colombian properties was 2,256 Bopd and gross revenues were approximately $7.4 million. Sabacol filed the bankruptcy petition to protect its asset base and to provide adequate time to develop a reorganization plan. A new management team was appointed for Sabacol to protect its assets and develop an effective reorganization plan. Neither GREKA Energy nor Saba were involved in the bankruptcy proceedings, guaranteed any of the Sabacol debt, and Sabacol's creditors do not have any right to proceed against GREKA Energy or Saba. Therefore, the bankruptcy of Sabacol is not expected to have any material adverse effect on GREKA Energy.

         On March 17, 1999, Sabacol entered into an agreement with Omimex, a privately held oil and gas company which operates a substantial portion of Saba's producing properties, whereby Sabacol was to sell to Omimex substantially all of its assets in exchange for:

* the cancellation by Omimex of Saba's $4.2 million promissory note to Omimex, along with approximately $206,000 in accrued interest, related to the loan under the terminated business combination agreement discussed below,

* the cancellation by Omimex of Sabacol's net indebtedness to Omimex of approximately $2 million,

* the assumption or payment by Omimex of Sabacol's Colombian tax liability of approximately $2.3 million, and

* certain Omimex oil and gas properties and related assets located in California which are valued at approximately $1 million.

         The agreement provides for the payment of additional consideration to Sabacol if the difference between the January 1, 2000 reserve value (using the average wellhead prices received for production during fourth quarter 1999) for Sabacol's oil and gas properties and the California properties acquired by Sabacol is greater than the difference between the January 1, 1999 reserve value for the same properties. If the differential is $5 million or less, by March 31, 2000 Omimex will pay such amount to Sabacol in cash or, upon non-payment, reassign to Sabacol the 50% interest in the Velasquez-Galan pipeline in Colombia sold by Sabacol to Omimex. If the differential is greater than $5 million, Sabacol will have the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets purchased from Omimex. If this option is not exercised, Omimex will be obligated to pay Sabacol $5 million in cash or, upon non-payment reassign to Sabacol the Velasquez-Galan pipeline.

         On June 30, 1999, GREKA Energy completed the sale of the assets of Sabacol pursuant to the terms of the March 17, 1999 agreement concerning the sale of those assets. The sale was approved by the bankruptcy court on April 26, 1999. An order dismissing the bankruptcy case was entered by the court on August 4, 1999 following Sabacol's request filed with the court in July 1999.

Loan from Omimex Under Terminated Business Combination Agreement

         As part of a terminated merger agreement between Omimex and Saba, Omimex lent to Saba approximately $4.2 million. The proceeds of this loan were used to redeem $2 million of stated value of Saba's Series A Preferred Stock (for approximately $2.15 million) and to pay $2 million on Saba's outstanding bank indebtedness. The loan by Omimex accrued interest at prime to December 14, 1998, and at prime plus 3% thereafter, and was due 90 days after the termination of the merger agreement in August 1998.

         In compliance with procedures for securing the loan from Omimex, Sabacol's legal representative in Colombia executed, but did not present for notarial inscription by a Colombian notary public, a public deed or deeds to transfer to Omimex all of the right, title and interest of Sabacol in and to the Velasquez-Galan pipeline and delivered the deed(s) to Bank One, Texas, N.A., which is acting as the escrow agent. Sabacol also delivered to the escrow agent an irrevocable letter of authority authorizing the completion of the execution of the deed(s) before a Colombian notary public. The escrow agent had been instructed, by terms of an escrow agreement entered into between Sabacol, Omimex and Bank One, Texas, N.A., that in the event full payment of the Loan was delivered by December 14, 1998, then the escrow agent shall have immediately delivered to Omimex the payment and to Sabacol the deeds and the irrevocable letter of authority relating thereto for cancellation. In the event payment of the Loan in full was not delivered by December 14, 1998, then the escrow agent shall have immediately delivered to Omimex the deeds and the irrevocable letter of authority relating thereto. Thereafter, Omimex shall have delivered the deeds and the irrevocable letter of authority to Omimex de Colombia, Ltd., a Delaware corporation and a wholly owned subsidiary of Omimex, for completion of the execution of the deeds before a Colombian notary public by Sabacol's legal representative. Full payment of the Loan was not delivered by December 14, 1998 to the escrow agent. On December 11, 1998, Sabacol filed for protection of its assets under Chapter 11 of the United States Bankruptcy Code. The deeds and the irrevocable letter of authority relating thereto were not delivered to Omimex on December 14, 1998 under the escrow agreement and the requirement to do so was stayed pursuant to the Sabacol's petition for bankruptcy. All matters associated with the termination of the merger agreement between Omimex and Saba have been resolved by sale agreement between Omimex and Sabacol which closed on June 30, 1999 as described above.

Bank Indebtedness

         As indicated above, as part of the terminated merger agreement with Omimex, Omimex lent to Saba $4.2 million, of which $2 million was applied to Saba's existing bank indebtedness with Bank One, Texas, N.A. The Bank consented to the borrowing from Omimex described in the preceding section and the application of the proceeds of the loan, including the redemption of $2 million stated value of Saba's Series A Preferred Stock. As a result of that payment and a payment of $300,000 which was made in May 1998 and continued to be payable each month thereafter by Saba, the Bank and Saba entered into a written amendment to the existing loan agreement extending the maturities of all three short term facilities to July 31, 1998. At April 15, 1999, approximately $4.5 million in principal amount of bank debt that matured for payment on July 31, 1998, had not been paid nor extended, and the borrowing base deficit of $3.1 million on the revolving loan at December 31, 1998, had not been satisfied, either by providing additional collateral to the Bank or reducing the principal balance that was outstanding at December 31, 1998. Saba's entire principal indebtedness to the Bank of $20.1 million was classified by Saba as currently payable at December 31, 1998. Additionally, Saba was not in compliance with the loan agreement's financial covenants at December 31, 1998.

         In May 1999, GREKA Energy's wholly-owned subsidiaries borrowed $6.0 million under the terms of a new credit facility with BNY Financial Corporation and applied such proceeds to the Bank One, Texas indebtedness, reducing the outstanding balance to $14.1 million.

         In July 1999, GREKA Energy, Saba and Bank One entered into an Amended and Restated Forbearance Agreement, under which Bank One agreed that it would forbear from exercising its remedies under the credit facilities through September 15, 1999, provided that Saba maintain compliance with certain conditions regarding Events of Default, making timely interest payments and securing alternative financing to retire the Bank One indebtedness.

     In July 1999, GREKA Energy entered into a commitment letter with a financial institution to lend GREKA Energy a minimum of $14.0 million, secured by GREKA Energy's interest in certain oil and gas properties and certain California real estate. Proceeds from this or alternative financing will be used to pay Saba's indebtedness to Bank One in the amount of $14.1 million.

         In connection with various borrowings from Bank One, Ilyas Chaudhary, a former director and executive officer of Saba, has guaranteed payment of approximately $3.7 million of Saba's debt to Bank One.

Sale of Certain Assets

         Saba had negotiated the sale of certain producing oil and gas assets and real estate assets, the proceeds of which have been applied to reduce bank indebtedness and provide working capital. Saba sold its interest in over 150 producing wells in Michigan in July 1998 for a contract price of $3.7 million and two producing wells in Alabama in September 1998 for a contract price of $800,000.

         In December 1998, Saba entered into a letter of intent with Capco Development, Inc. ("Capco") to sell all of the outstanding stock of its wholly-owned subsidiary, Saba Energy of Texas, Inc. ("SETI") but excluding all of SETI's oil and gas property interests located in Louisiana, for a contract price of $5 million to close in December 1998. The parties entered into a purchase agreement, which was later amended to provide for a closing in January 1999, to sell all of the outstanding stock of SETI but excluding SETI's oil and gas property interests in the Potash Field located in Louisiana for a contract price of $6.25 million. In January 1999, the purchase agreement was terminated concurrently with the execution by SETI and an affiliate of Capco of a purchase and sale agreement to sell all of SETI's oil and gas property interests principally located in Louisiana, New Mexico, Texas and Wyoming, excepting Potash Field located in Louisiana, for a contract price of $6.15 million. The agreement, which was scheduled to close in March 1999, provided for an interim closing in February 1999, at which time the buyer was to pay to SETI $1.5 million, In February 1999, the agreement was terminated for buyer's non-performance.

         In April 1999, SETI entered into an agreement to sell all of SETI's oil and gas property interests at a contract price of $12.5 million to close in June 1999. The agreement terminated in June 1999 for buyer's non-performance.

Saba's Series A Convertible Preferred Stock

         On March 15, 1999, GREKA Energy entered into a term sheet with RGC International Investors LDC, the holder of Saba's Series A Convertible Preferred Stock, for RGC to exchange the balance of the preferred stock for a secured convertible note to be negotiated and thereafter issued by GREKA Energy to RGC.

Saba Debentures

     In July and August 1999, GREKA Energy entered into a term sheet with a majority of the holders of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of GREKA Energy with interest at the rate of 9%, maturing on December 31, 2005 with a right of GREKA Energy to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders of first convert. The conversion price offered by GREKA Energy is 95% of the average closing bid price of GREKA Energy's common stock for the 30 consecutive trading days of GREKA Energy's common stock ending one day prior to the date notice of conversion is received by GREKA Energy, but in no event less than $8.50 nor greater than $12.50 per share. The terms further offer that, commencing April 1, 2000, each holder of GREKA Energy's debentures shall have the right upon written notice to GREKA Energy to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Saba debentures were delisted from the American Stock Exchange in August 1999.

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

         The most common method of drilling a curved borehole utilizes a mud-motor to rotate the drill bit. This is often too expensive to be economical for re-entries in mature fields with well bore casings less than 5 1/2 inches. The lack of a cost-effective method to increase production in mature wells led Amoco to devote significant resources in research and development in this area. The result was the development of its patented short radius horizontal drilling system. The primary advantages of the Amoco drilling system are:

*    its short radius of curvature,

*    it costs approximately one-fifth of traditional mud motors, and

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

         Lateral drilling is strictly a rotary process. The lateral drilling assemblies are not steerable, and there are no deflection sleeves or orientation signals. At present, there are two lateral drilling assemblies, and both use the anti-whirl PDC bit to achieve a smooth well bore and obtain fairly consistent responses. Of the two lateral assemblies, one is engineered for gentle rise wit angle build rates of 7 to 11 degrees per 100 feet. The second is for maintaining inclination, and produces near-neutral responses of - -2 to 2 degrees per 100 feet. The assemblies work on the same principle as any directional drilling assembly. Both have been found to drill with minimal walk, right or left, but inclination is somewhat sensitive to formation and weight on the bit.

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

         Management of GREKA Energy considers this proprietary technology a leading edge and a ground floor opportunity as a producer. GREKA Energy management believes that through the utilization of this system GREKA Energy has the ability to cost-effectively drill lateral completions and re-entries in shallow oil and gas producing zones where existing technology has not been available or affordable. As drilling new wells from the surface is not a necessity and current production infrastructures can be utilized, GREKA Energy anticipates that the economics of this system will be improved. Management of GREKA Energy believes that potential zones such as shale gas and coalbed methane that contain trillions of cubic feet of untapped reserves in the United States are candidates for short radius horizontal drilling technology.

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

         Petro Union satisfied the claims of its two debtor-in-possession financiers, Pembrooke Holding Corporation and International Publishing Holding s.a. as follows: Pembrooke received $100,000 in cash and 49,999 shares of New Common Stock. IPH received 40,000 shares of New Common Stock and a call option exercisable for a period of 36 months to acquire ninety percent of Petro Union's wholly-owned subsidiary, Calox Corporation, which then held as its only asset a limestone reserve in Monroe County, Indiana. The exercise price to acquire such ninety percent interest is $3.5 million.

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

         Effective March 22, 1999, Horizontal Ventures, Inc. changed its name to GREKA Energy Corporation. Effective March 24, 1999, GREKA Energy acquired Saba Petroleum Company as a wholly owned subsidiary.

Marketing

Marketing of Asphalt Refinery Production

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

         GREKA Energy regards the refinery as a valuable adjunct to its production of crude oil in the Santa Maria Valley and surrounding areas. Generally, the crude oil produced in these areas is of low gravity and makes an excellent asphalt. Recent prices for asphalt exceed market prices for crude and costs of operating the refinery. GREKA Energy believes that as road building and repair increase in California and surrounding western states, the market for asphalt will expand significantly.

Marketing of GREKA Energy's Oil and Gas Production

         The prices obtained for oil and gas are dependent on numerous factors beyond the control of GREKA Energy, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. Substantially all of GREKA's North American crude oil production is sold at the wellhead at posted prices under short term contracts, as is customary in the industry. No one customer accounted for more than ten percent of the sales of North American production of Saba during 1998 except Crown which accounted for 47% of such sales. The Colombian oil Production previously produced by Sabacol, which was, and as a practical matter could only be, sold to Ecopetrol, accounted for 37% of total oil and gas revenues in 1998.

         The market for heavy crude oil produced by GREKA from its Central Coast Fields in California differs substantially from the remainder of the domestic crude oil market, due principally to the transportation and refining requirements associated with California heavy crude oil. The prices realized for heavy crude oil are generally lower than those realized from the sale of light crude oil. GREKA Energy's Santa Maria refinery uses essentially all of its Central Coast Fields' crude oil, in addition to third party crude oil, to produce asphalt, among other products. Ownership of the refinery gives GREKA Energy a steady market for its local crude oil which is not enjoyed by producers generally.

Marketing of GREKA Energy's Non-Saba Exploitation & Production

         Significant and lucrative markets exist for the application of the niche technology for GREKA Energy's short radius horizontal drilling know-how. Mature fields are in abundance throughout the world where the operators are faced with declining production, uncertain oil prices and upcoming costs to abandon and plug the uneconomic wells at their production rates. Such an environment creates a unique market for GREKA Energy in being able to acquire through a conservative selection process. Primary acquisition candidates will have existing production, existing operating infrastructure and facilities, geological formations conducive to the technology, well bores and pay zones under ten thousand feet with sufficient recoverable oil in place. As an example, GREKA Energy has found that California is a unique opportunity due to its stringent new drilling regulations. GREKA Energy's activities are essentially "re-work" negating any lengthy approvals through the regulatory authorities. Such an environment has created "pockets" of opportunity whereby significant recoverable oil has been left in place by the majors and thereafter operators rather than attempt a costly endeavor to drill new wells in urban areas. GREKA Energy intends to pursue such opportunities.

Competition

         Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and gas companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. GREKA Energy believes that the locations of its leasehold acreage, its exploration, drilling and production capabilities and the experience of its management and that of its industry partners generally enable GREKA Energy to compete effectively. Many of GREKA Energy's competitors, however, have financial resources and exploration, development and acquisition budgets that are substantially greater than those of GREKA Energy, and these may adversely affect GREKA Energy's ability to compete, particularly in regions outside of GREKA Energy's principal producing areas. Because of this competition, GREKA Energy cannot assure that it will be successful in finding and acquiring producing properties and development and exploration prospects.

         Management of GREKA Energy believes it has an advantage over its competition due to its level of field expertise in applying the patented Amoco Short Radius Horizontal Drilling technology and its ability to provide these drilling techniques at a fraction of the cost of the competition. Although, Amoco has provided licenses to others, GREKA Energy feels that its experience and two prong global approach is sheltered from any of the other licensees who are concentrating on services within their respective geographical area. The acquisition criteria is also unique to the application of the niche short radius horizontal technology and as to the best of management's knowledge, none of the other licensees are drilling for their own account. GREKA Energy has not felt any competitive pressure relative to its acquisition strategy to date.

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

Operational Hazards and Insurance

         GREKA Energy's operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids,fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

         GREKA Energy has up to $15,000,000 of general liability insurance. GREKA Energy's insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on GREKA Energy's financial condition and results of operations. Moreover, no assurance can be given that GREKA Energy will be able to maintain adequate insurance in the future at rates it considers reasonable.

Employees

         As of August 27, 1999, GREKA Energy and its subsidiaries had 105 full-time employees. None of GREKA Energy's employees is subject to a collective bargaining agreement. GREKA Energy considers its relations with its employees to be satisfactory.

Item 2.  Description of Property.

GREKA Energy's Properties as of December 31, 1998

California Cat Canyon Field

         In October 1997, GREKA Energy acquired a 200 acre lease within the Santa Maria Valley in California. The purchase price was $1.65 million and included all the formations along with all the infrastructures that includes two separate gathering systems and 20 well bores of which ten are producing.

         Following in-depth evaluations, GREKA Energy believes that significant enhancements focused primarily on its niche short-radius horizontal drilling know-how can result in sustained increase of oil production. Based on these evaluations, a drilling program funded by GREKA Energy's financial resources has been activated.

         In view of the acquisition of Saba's Cat Canyon properties where all the gathering systems are already in place, management of GREKA Energy has decided to focus its activities in California, and thus placed GREKA Energy's program in Illinois on hold until preferable summer weather conditions exist to facilitate the commencement of drilling and completion programs.

Limestone Properties

         Indiana - Monroe Field. At December 31, 1998, GREKA Energy owned through its wholly owned subsidiary, Calox Inc, a 355 acre limestone property located in Monroe County, Indiana. GREKA Energy owned the land, timber and all the mineral rights associated with the property. The limestone deposits are made up of Salem limestone, which produces a high industrial grade calcium oxide or calcium carbonate used in scrubbing machinery that cleans the gaseous emissions from coal burning generators.

         At  December  31,  1998,   International  Publishing  Holding  s.a.,  a
significant shareholder of GREKA Energy, held a three year option expiring on September 9, 2000 to acquire 90% of the shares of Calox for $3.5 million.

         In April 1999, GREKA Energy and IPH closed an agreement with Pembrooke Calox, Inc. for the sale of GREKA Energy's and IPH's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property. The buyer had the option to pay either $3.85 million by July 31, 1999 followed by four annual payments of $200,000 each beginning in 2001, or $5.7 million by November 1, 1999. The buyer had not paid any funds to GREKA Energy or IPH on or before July 31, 1999. As part of this transaction, GREKA Energy paid Pembrooke $50,000 and issued 16,736 shares of common stock following the filing of a registration statement on May 17,1999. GREKA Energy has not recorded the sales transaction due to the terms of the sale and pending realization of the note receivable on November 1, 1999.

Oil and Gas Reserves

         GREKA Energy's oil and gas properties are primarily based in California and Illinois though the area of focus since the acquisitions had been primarily California. GREKA Energy engaged Netherland, Sewell & Associates, Inc. to evaluate the California properties while the Illinois properties were evaluated by two individual independent engineers and geologists. Estimates are based on a review of production histories and geologic reports provided to the independent engineers by GREKA Energy.

         As a part of the decision to acquire Saba, management recently decided not to continue to pursue the Illinois properties. This effectively eliminates 94,080 bbls of Proved Developed Non-Producing oil and 1,732,305 bbls of Proven Undeveloped oil from the 1997 reserves set forth below. This has the additional effect of reducing future net revenues in all categories except Proved Developed Producing by approximately two-thirds.

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

                          Future Net
                          Reserves                            Revenue $
                       --------------                   -------------------
                             Oil
                           (bbls)                       Total        PV-10

Proved Developed
Producing                   -                          $   -       $   -

Proved Developed
Non-Producing            127,261                       $105,700    $ 42,500

Proved
Undeveloped              122,960                       $386,100    $218,200

Total Proved             250,221                       $491,800    $260,700


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

Production

         The following table sets forth the average sales price, the average production cost (lifting costs) and net production to GREKA Energy for each of the last three fiscal years of oil production in the Illinois Basin (Illinois, Indiana, and Kentucky)and California per unit of production (oil barrels, Bbl):

                                                    Illinois
                                    ----------------------------------------
                                    1996              1997              1998
                                    ----              ----              ----
Average Sales Price
    Per Unit:
         Oil                       $20.42            $19.21            $  -

Lifting Costs Per Unit:
         Oil                       $10.94            $6.80             $  -

Net Production to
    GREKA Energy:
         Oil (Bbls)                 1,252              450               -

                                                   California
                                   -----------------------------------------
                                   1996*             1997*              1998
                                   ----              ----               ----
Average Sales Price
    Per Unit:
         Oil                          -              $10.55             $6.33

Lifting Costs Per Unit:
         Oil                          -               $5.31             $7.68

Net Production to
    GREKA Energy:
         Oil (Bbls)                   -               1,832            12,935

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

The following table sets forth information relating to the number of oil wells in which GREKA Energy owned a working interest at December 31, 1998:


                                                          Gross     Net
                                                          -----     ---
Proven Developed Producing                                  -        -
Proven Developed Non-Producing                              3       2.39
Proven Undeveloped - Re-Entries
 of Existing Wells                                          -        -
Proven Undeveloped - New Wells                              1        .795


At December 31, 1998, GREKA Energy had a 100% working interest in all of the above wells.

Development, Exploration, and Acquisition Expenditures

         The following table sets forth certain information regarding the costs incurred by GREKA Energy in its development, exploration and acquisition activities.

                                 1996               1997               1998
                                 -----              ----               ----
Development Costs               $90,000           $132,564           $667,919

Exploration Costs                   -                  -                  -

Acquisition Costs:
   a) Unproved Properties           -                  -                  -
   b) Proved Properties             -             1,650,000               -
                              ----------         ----------        ----------
Total  Expenditures             $90,000          $1,782,564          $667,919


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

Offices

         GREKA Energy leases approximately 1,000 square feet of office space at 630 Fifth Avenue, Suite 1501, New York, New York, for its executive offices on a one year lease. GREKA Energy's operational and field offices are located in Santa Maria, California, Beijing, China, Tulsa and Edmond, Oklahoma, and Calgary, Alberta.

Saba Petroleum Company's Properties as of December 31, 1998

         Saba owned interests in approximately 1,229 wells at December 31, 1998. The majority of these wells are concentrated along the central cost of California and in the Middle Magdalena Basin of Colombia. These regions, which primarily produce a low gravity/high viscosity or "heavy" oil, will be the focus of near-term development drilling activities. At December 31, 1998, Saba also operated wells and had exploration and development activities in several states outside of California and, through a majority-owned subsidiary, in western Canada. Saba's evaluation of international projects resulted in the acquisition of exploration projects in Indonesia, Great Britain and China.

United States

         California

         Approximately 15.8% of Saba's proved reserves at December 31, 1998 (2.8 MMBOE) were located in four onshore fields in California's central coast region. Daily production from the Central Coast Fields averaged 1,465 BOE for the year ended December 31, 1998, representing 24.0% of Saba's total production. Saba operates all of its wells in the Central Coast Fields. Saba also holds interests in other California areas, which represented 6.3% (1.1 MMBOE) of Saba's proved reserves at December 31, 1998. Daily production from these other interests averaged 654 BOE for the year ended December 31, 1998, representing 10.7% of Saba's total production.

         Louisiana

         Approximately 20.1% of Saba's proved reserves at December 31, 1998 (3.6 MMBOE) were located in two fields in Louisiana. An interest in one of these fields was first acquired during 1996, the other in 1997, with additional interests in both fields acquired in April 1998. Saba's share of daily production from the Louisiana fields averaged 572 BOE for the year ended December 31, 1998, representing 9.4% of the Company's total production.

         Other States

         In addition to its California and Louisiana properties, Saba owns producing properties in a number of other states, primarily New Mexico and Texas, which collectively represented 5.1% of Saba's proved reserves at December 31, 1998 (0.9 MMBOE). Daily production from these properties averaged 695 BOE for the year ended December 31, 1998, representing 11.4% of Saba's total production. International

         Colombia

         Approximately 45.4% of Saba's proved reserves at December 31, 1998 (8.1 MMBOE) were located in several fields in Colombia's Middle Magdalena Basin. Daily production from these fields averaged 2,256 Bopd for the year ended December 31, 1998, representing 36.9% of Saba's total production. At December 31, 1998, Saba also held a 50% interest in the 118-mile Velasquez-Galan Pipeline, which connects the fields to a 250,000 Bopd government-owned refinery at Barrancabermeja. Saba has sold all of those assets, which were owned by Saba's subsidiary Sabacol, to Omimex as described under "Item 1. Description of Business Recent Saba Developments - Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

         During 1997, Saba and the operator participated in the drilling or recompletion of thirteen wells in the Teca and South Nare Fields. All of the wells drilled were productive and the operator is installing steaming equipment. Saba and the operator also reentered a suspended well acquired from Texaco and drilled to an area under the Magdalena River and recompleted the well as productive of approximately 30 Bopd without artificial stimulation. During the year ended December 31, 1998, Saba and the operator participated in the drilling and completion of seven wells in the Teca and South Nare Fields. Three additional wells were recompleted during the year ended December 31, 1998, and a second well under the Magdalena River was drilled and completed.

         Canada

         Approximately 7.3% of Saba's proved reserves at December 31, 1998 (1.3 MMBOE) were located in Canada. Daily production from these properties, which are owned through an approximately 74%-owned subsidiary of Saba, averaged 464 BOE for the year ended December 31, 1998, representing 7.6% of Saba's total production.

         Other International Properties

         In September 1997, Saba and Pertamina, the Indonesian state-owned oil company, signed a production sharing contract covering 1.7 million unexplored acres on the Island of Java near a number of producing oil and gas fields. This agreement will require Saba to spend approximately $17.0 million in a multi year project in addition to the approximate $1.8 million expended as of December 31, 1998. GREKA Energy is seeking a joint venture partner to share the costs of this project; however, the recent political turmoil in Indonesia may affect the timing and terms of such agreement.

         In July 1997, Saba entered into an agreement to become the operator and a 75% working interest holder of two exploration licenses which cover a 123,000 acre exploration area in southern Great Britain. On March 31, 1998, Saba assigned a 3.75% carried working interest in the first well to be drilled on this concession as payment of a finder's fee. By agreement dated April 14, 1998, Saba sold one half of its net interest in this concession to Omimex at Saba's cost. A formal assignment has not been conveyed to Omimex and Saba continues to hold Omimex's interest in the prospect in trust. Saba had incurred costs, net to its retained 37.5% interest, of approximately $946,000 as of December 31, 1998, in connection with the concession acquisition and drilling of an exploratory well on the concession. The well did not encounter hydrocarbons and has been abandoned. Results from the initial well did not condemn the entire prospect and data obtained from the test well is being evaluated for further interpretation. Saba has not yet executed the joint operating agreement for the prospect. While holding Omimex's interest in trust, Saba may be liable to Omimex if it were to execute the joint operating agreement that provides for foreclosure upon a working interest owner due to non-payment.

     In August 1999, GREKA Energy announced its execution of a production sharing contract with the China United Coalbed Methane Corporation Ltd. to jointly exploit coalbed methane resources in Fengcheng, East China's Jiangxi Province. The contract block in which GREKA Energy has a 49% working interest covers a total area of 380,534 acres. The 30-year contract provides that GREKA Energy as operator will drill at least ten coalbed methane wells over a three year term. Implementation of the project is scheduled to begin following the contract's final approval from the Chinese Ministry of Foreign Trade and Economic Cooperation.

         From January 1, 1992 through December 31, 1998, Saba completed 28 property acquisitions with an aggregate purchase price of approximately $46.4 million. These properties, as improved through Saba's development efforts and including associated drilling activities, represented approximately 17.7 MMBOE of proved reserves as of December 31, 1998. Saba's all-in-finding costs for these acquisitions and related activities have averaged $3.61 per BOE.

    Exploration and Development Drilling Activities

         Saba has identified a number of drilling locations on its properties located in the United States, primarily in California, Louisiana and New Mexico. Saba also pursues the acquisition of high potential exploration prospects to enhance its inventory of drilling opportunities. Beginning in 1997, Saba initiated exploration activities in Indonesia, Great Britain and California. It completed the analysis of a 3-D seismic survey covering some 10,500 acres of land in which it has interests in the area of the Coalinga oil field in Kern County, California, resulting in defining a number of drillable prospects; has entered into an agreement with a subsidiary of Chevron Corp. by which Saba will analyze Chevron 3-D seismic data covering lands in Kern County, California, and if warranted, will drill exploratory wells on Chevron fee lands. See "Property - California Exploration Ventures" and "Exploration and Development Drilling Activities - Other International Properties."

    GREKA Energy's 1999 capital expenditure budget for properties acquired in the acquisition of Saba is dependent upon the price for which its oil is sold and upon the ability of GREKA Energy to obtain external financing. Subject to these variables, GREKA Energy will incur only absolutely essential capital expenditures during 1999 on the Saba properties. GREKA Energy currently is budgeting one year at a time and has deferred any long term capital expenditure program. GREKA Energy has deferred certain capital expenditures in the following areas:

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

         Overall, Saba during 1998 experienced a 14.5% decrease in annual production from its California properties (from 904 MBOE in 1997 to 773 MBOE in 1998). Development costs incurred by Saba in California during 1998 were $1.5 million. The economic benefits derived from the program were substantially below Saba's expectations. Notwithstanding the 1998 results, GREKA Energy believes that the focus on the Central Coast Fields will ultimately be justified. This belief is based in part on the established synergy between production from the Central Coast Fields and the asphalt refinery located in Santa Maria, in that Saba is able to sell its production to the refinery at a price reflecting a premium to market. Generally, the crude oil produced in the Santa Maria Basin is of low gravity and makes an excellent asphalt. Recent prices for asphalt exceed market prices for crude oil and costs of operating the refinery. Saba believes that as road building and repair increase in California and surrounding western states, the market for asphalt will expand significantly.

         At April 15, 1999, Saba had drilled and completed 13 horizontal wells in the Sisquoc sands of the Cat Canyon Field. At April 15, 1999, twelve of these wells were producing at rates from 40 to 140 Bopd; the thirteenth well had encountered a sand intrusion problem which Saba is attempting to rectify. Saba also drilled one pair of SAGD wells in the Gato Ridge Field, which is awaiting local permits and oil price increases before production will be attempted. Two horizontal wells drilled to test a different zone in this field have encountered severe sand production and are presently planned to undergo recompletion operations during 1999.

         Louisiana

         Saba acquired an 80% working interest in the Potash Field in September 1997 and the remaining 20% working interest in April 1998. Proved reserves of Saba's interest in the field were approximately 13.7 Bcf and approximately 1.1 MMBbl at December 31, 1998. Saba's share of daily production from the Potash Field, including the 1998 acquired interest, averaged 82 Bopd and 1.7 MMcfd for the year ended December 31, 1998. Increases in productivity and possibly reserves are expected to be achieved through completion of a number of potential zones presently behind pipe in existing wells. These potential producing zones range in depth from 1,500 to 15,000 feet. Further technical programs, including a possible 3-D seismic shoot, are planned to evaluate the exploration potential of Saba lands associated with this field. Saba owned a 40.5% working interest in the Manila Village Field and acquired an additional 10.2% working interest in April 1998. Saba may be subject to certain environmental liabilities with respect to its interest in the Manila Village Field. Saba's net proved reserves at December 31, 1998, including the 1998 acquired interest, were approximately 187 MBbl and 73 MMcf. Saba's share of daily production, including the 1998 acquired interest, averaged 201 BOEPD for the year ended December 31, 1998. A 3-D seismic program is scheduled for 1999 or beyond to determine additional opportunities to further develop this field.

         Colombia

         At December 31, 1998, Saba owned interests in two Association Areas (Cocorna and Nare) and one fee property (Velasquez) all of which are located in the Middle Magdalena Basin, some 130 miles northwest of Bogota, Colombia. The Association Areas encompass several fields, some of which are partially developed and some of which await development. At April 15, 1999, the Teca, Nare and Velasquez fields were under development. The Association Areas, Nare and Cocorna, were held under Articles of Association between Empresa Petroleos Colombiana and Saba's predecessor in interest, a subsidiary of Texaco, Inc. Each Association Area is large enough to encompass more than one commercial area or field. Saba has sold all of those assets, which were owned by Saba's subsidiary Sabacol, to Omimex as described under "Item 1. Description of Business - Recent Saba Developments - Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

         During 1997, Saba and its operator successfully completed or reworked fourteen wells of the development program, which wells have met or exceeded initial production expectations. The 200 well program is a refinement of an approximate 600 well program originally designed by Texaco. The Texaco program was not implemented due to what Saba believed was Ecopetrol's concern with refinery capacity and oil prices. In 1997, approval was obtained for the drilling of 21 development wells in the Teca and Nare Fields, 13 of which were completed during the year. Also, a well under the Magdalena River was recompleted during that year. In the Velasquez Field, the operator recompleted a behind pipe zone in three gross (0.75 net) wells in 1997. Initial per well production rates ranged from 142 Bopd to 223 Bopd. Studies through April 15, 1999 indicated up to 23 wells with behind pipe zones suitable for recompletion. During the year ended December 31, 1998, seven wells were drilled and completed in the Teca and South Nare Fields, three wells were recompleted in the Velasquez Field and one well was drilled and completed under the Magdalena River.

         Canada

         Saba's Canadian properties, which are owned through Beaver Lake (Alberta Stock Exchange), represented approximately 7.3% of Saba's proved reserves (BOE) at December 31, 1998. The Canadian properties produced an average of 464 BOEPD for the year ended December 31, 1998, from 120 wells covering 47,688 gross (11,363.0 net) developed acres, most of which are located in the province of Alberta. These properties had proved reserves of 1.3 MMBOE at December 31, 1998. The information presented has not been adjusted for the approximate 26% minority interest in Beaver Lake held by others at December 31, 1998. See "Business -- Exploration and Development Drilling Activities - -- Other United States and Canadian Properties."

         In July 1999, GREKA Energy acquired the remaining common stock of Beaver Lake Resources Corporation ("BLRC") that it did not hold effective July 31, 1999 whereby GREKA Energy will issue a total of approximately 68,000 shares resulting in each BLRC shareholder receiving 1 share of GREKA Energy's common stock in exchange for 74.4 shares of BLRC's common stock. Beaver Lake Resources Corporation is now a wholly-owned subsidiary of GREKA Energy.

    Other International Properties

         In September 1997, Saba and Pertamina, the Indonesian state-owned oil company, signed a production sharing contract covering 1.7 million unexplored acres on the Island of Java near a number of producing oil and gas fields. Saba is required to spend approximately $17.0 million over a multi year period on this project, in addition to the approximate $1.8 million expended as of December 31, 1998 on bonus payments, data acquisition and geophysical investigation. Saba expected and GREKA Energy expects to identify drilling locations based on geologic trends identified through its review of existing seismic data, satellite images and the results of a potential 3-D seismic program to be performed in 1998 and 1999. GREKA Energy has held discussions with several potential joint venture partners with a view to negotiate a participation agreement. In view of this, GREKA Energy has slowed its pace of activity; however, the recent political turmoil in Indonesia may affect the timing and terms of such agreement.

         In July 1997, Saba entered into an agreement to participate in two exploration licenses which cover a 123,000 acre exploration area in southern Great Britain in which Saba had a right to acquire a 75% working interest earned upon drilling and payment of its share of costs. On March 31, 1998, Saba assigned a 3.75% carried working interest in the first well to be drilled on this concession as payment of a finder's fee. By agreement dated April 14, 1998, Saba sold one half of its net interest in this concession to Omimex at Saba's cost. A formal assignment has not been conveyed to Omimex and the Company continues to hold Omimex's interest in the prospect in trust. Saba had incurred costs, net to its retained 37.5% interest, of approximately $946,000 at December 31, 1998 in connection with the concession acquisition and drilling of an exploratory well on the concession. The well did not encounter hydrocarbons and has been abandoned. Results from the initial well did not condemn the entire prospect and data obtained from the test well is being evaluated for further interpretation. Saba has not yet executed the joint operating agreement for the prospect. While holding Omimex's interest in trust, Saba may be liable to Omimex if it were to execute the joint operating agreement that provides for foreclosure upon a working interest owner due to non-payment.

         In August 1999, GREKA Energy announced its execution of a production sharing contract with the China United Coalbed Methane Corporation Ltd. to jointly exploit coalbed methane resources in Fengcheng, East China's Jiangxi Province. The contract block in which GREKA Energy has a 49% working interest covers a total area of 380,534 acres. The 30-year contract provides that GREKA Energy as operator will drill at least ten coalbed methane wells over a three year term. Implementation of the project is scheduled to begin following the contract's final approval from the Chinese Ministry of Foreign Trade and Economic Cooperation.

    Other United States Properties

         Other than its California and Louisiana properties, Saba had interests in approximately 200 oil and gas wells at December 31, 1998, located principally in Texas, Michigan, New Mexico and Oklahoma, with other interests located in Utah and Wyoming. Saba seeks to acquire domestic and international producing properties where it can significantly increase reserves through development or exploitation activities and control costs by serving as operator. Saba believes that its substantial experience and established relationships in the oil and gas industry enable it to identify, evaluate and acquire high potential properties on favorable terms. As the market for acquisitions has become more competitive in recent years, Saba has taken the initiative in creating acquisition opportunities, particularly with respect to adjacent properties, by directly soliciting fee owners, as well as working and royalty interest holders, who have not placed their properties on the market. Saba also plans to expand its existing reserve base by acquiring or participating in high potential exploration prospects in known productive regions. Saba believes these activities complement its traditional development and exploitation activities. In pursuing these exploration opportunities, Saba may use advanced technologies, including 3-D seismic and satellite imaging. In addition, Saba may seek to limit its direct financial exposure in exploration projects by entering into strategic partnerships.

     Oil and Gas Properties

         At December 31, 1998, approximately 22% of Saba's proved reserves (BOE) were in California, primarily in the Central Coast Fields and approximately 45% were attributable to Saba's Colombian properties.

         The following table summarizes Saba's estimated proved oil and gas reserves by geographic area as of December 31, 1998. The following table includes both proved developed (producing and non-producing) and proved undeveloped reserves. Approximately 42% of the total reserves reflected in the following table are proved undeveloped. There can be no assurance that the timing of drilling, reworking and other operations, volumes, prices and costs employed by the independent petroleum engineers will prove accurate. Since December 31, 1998, oil and gas prices have generally increased. At such date, the price of WTI crude oil as quoted on the New York Mercantile Exchange was $12.80 per Bbl and the comparable price at March 30, 1999 was $16.80. Quotations for the comparable periods for natural gas were $1.95 per Mcf and $1.98 per Mcf, respectively. The proved developed and proved undeveloped oil and gas reserve figures are estimates based on reserve reports prepared by Saba's independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves comprise a substantial portion of Saba's reserves and, by definition, had not been developed at the time of the engineering estimate. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on Saba and its operations.

                                   December 31, 1998

                       Proved Reserves, net                     PV-10 Value
                  Gross        Oil        Gas
 Property        Wells (1)   (MBbls)     (MMcf)   MBOE  Dollar Value   %
 --------       ---------   -------      ------   ----  ------------   -------
                                                       (In thousands)
California:
Cat Canyon        1           2,339        356    2,398    3,712         16.0
REDU             64             158        -        158       67          0.3
Santa Maria      31             252        351      310      315          1.4
Belridge         37             349        186      380      872          3.8
Other           123             629        250      671      705          3.0

  Total
   California   326           3,727     1,144    3,918    5,671          24.5


Louisiana
Potash Field     42           1,082    13,678    3,362     6,148         26.6
Manila Village   15             187        73      199       562          2.4

  Total
   Louisiana     57           1,269    13,751    3,561    6,710         29.0

Other United States
Texas            58             212        597     311      805          3.5
New Mexico       27             327        946     485    1,769          7.6
Other           115              29        480     109      255          1.1

  Total Other
   United States 200            568     2,023      905    2,829         12.2

  Total United
   States        583          5,564    16,918    8,384   15,211         65.7

Colombia         526          8,060         -    8,060    3,673         16.0
Canada           120            281     6,080    1,294    4,241         18.3

  Total
   International 646          8,341      6,080   9,354    7,914         34.3
Total           1,229        13,905     22,998  17,738   23,125        100.0
                =====        ======     ======  ======  =======        =====



---------------
(1) Includes locations attributed to proved undeveloped reserves and wells in which Saba holds royalty interests.

         California

         Producing Properties

         Saba operates most of its wells in the Central Coast Fields and maintains an average working interest in these wells of 98.8% and an average net revenue interest of 89.4%. These fields produced 1,465 net BOEPD for the year ended December 31, 1998 and had proved reserves at December 31, 1998 of 2.8 MMBOE.

         Cat Canyon Field. The Cat Canyon Field is Saba's principal California producing property, representing approximately 13.5% of Saba's proved reserves at December 31, 1998. This field, which covers approximately 1,775 acres of land is located in northern Santa Barbara County and was acquired by Saba in 1993. At the time of acquisition, there were 89 producing wells and 74 suspended wells, all of which were vertically drilled to either the Sisquoc or Monterey Formations (lying between approximately 2,400 feet and 3,400 feet and 4,000 feet and 6,600 feet, respectively). At the time of acquisition, average production was 425 Bopd and for the year ended December 31, 1998, average production was approximately 966 Bopd. Daily production varies depending upon various factors, including normal decline in production levels, the production of newly drilled wells and whether remedial work is being done on wells in the field. The field produces a heavy grade of viscous oil, which is in demand at Saba's Santa Maria Refinery. The property is considered (as are many heavy oil properties) a high production cost field and reductions in prices paid for crude generally affect such properties more dramatically than higher gravity lower production cost fields.

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

         In addition to the Cat Canyon Field, Saba has interests in a number of fields in California, none of which had proved reserves equal to five percent or more of Saba's proved reserves at December 31, 1998. Among such fields are the following:

         Richfield East Dome Unit (REDU). The REDU unit, which represented approximately 1.3% of Saba's proved reserves at December 31, 1998, is located in Orange County, California and covers approximately 420 acres. Saba is the operator of this unit and owns a working interest of 50.6% and a net revenue interest of 40.8%. The unit is under waterflood in the Kraemer and Chapman formations and contains approximately 68 producing wells, 39 shut-in wells and 54 water injection wells. Saba conducted remedial operations on this property during 1997 which resulted in increasing production by approximately 100 Bopd. Saba owns fee interests in lands in this unit which it believes will be developable for real estate purposes as oil operations are curtailed.

         Other. Saba also owns other producing properties located in Santa Barbara, Ventura, Solano, Kern and Orange counties, California, which in the aggregate represented approximately 7.3% of Saba's proved reserves at December 31, 1998.

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

         Louisiana

         Manila Village is located in Jefferson Parish, Louisiana. Saba operates this property and at year end 1998, owned a working interest of 50.7% (34.5% net revenue interest). The property represented approximately 1.1% of Saba's proved reserves at December 31, 1998. The property covers approximately 450 gross acres of land covered by shallow waters, and is located approximately forty miles south of New Orleans. There are six producing wells that produced an average of approximately 201 BOEPD for the year ended December 31, 1998. Saba is participating in a 3-D seismic program which includes the field and expects that the results of the survey will assist Saba in its evaluation of additional drilling opportunities in the field.

         Potash Field, which is located in Plaquemines Parish, Louisiana, was acquired by Saba in September 1997. Saba operates all of the wells in the property that represented approximately 19.0% of Saba's proved reserves at December 31, 1998. The property is a salt dome feature originally discovered by Humble Oil and Refining Company and covers approximately 3,600 acres. The property is located in a shallow marine environment southeast of New Orleans. At year end 1998, Saba owned a 100% working interest and a 84.5% net revenue interest in this property, on which are located ten active wells and a number of shut-in or suspended wells. Average production from the property for the year ended December 31, 1998, was 371 BOEPD. Saba believes that remedial work on several of the wells will result in increased production levels. The salt dome feature in the field has not been fully explored. Saba plans on conducting a 3-D seismic survey to delineate the field. Production in this field is from multiplay zones, the deepest of which is 15,000 feet.

         The Louisiana properties in which Saba has producing oil and gas fields were damaged by the 1998 Hurricane Georges. Although portions of the properties were minimally damaged, others were considerably damaged. Initial assessments did not indicate environmental problems; however, tanks, piping, living quarters and other equipment have been heavily damaged, causing delays in resuming operations. Saba is in the process of processing an insurance claim for that damage.

         Other United States Properties

         In addition  to its  California  and  Louisiana  properties,  Saba owns producing properties in a number of states, primarily New Mexico, Michigan, Texas and Oklahoma, which collectively represented approximately 5.1% of Saba's proved reserves at December 31, 1998. Production from the properties approximated 695 BOEPD for the year ended December 31, 1998. (see "Saba - Recent Developments - Sale of Certain Assets") The principal producing property is:

         Southwest Tatum Field, which is located in Lea County, New Mexico was acquired by Saba as an exploratory project in late 1996. Saba holds leases covering approximately 2,000 gross acres of land, in which Saba has a working interest of 50% (38.75% net revenue interest). During the last part of 1996, Saba, as operator, commenced the drilling of a 14,000 foot exploratory Devonian test well. In addition to the deepest zone, the Devonian (which has been abandoned after having produced in excess of 20,000 barrels of high gravity oil), the well has three other potential oil producing zones. Saba has recompleted the well in the shallower Cisco zone. A second reentry well to test the shallower zones was completed in September 1997. A gas sales line was completed in February 1998, allowing for gas sales from the two wells. Two additional wells were drilled on this property in 1998 at an approximate cost of $350,000 each to Saba's interest. One well was completed in September 1998 in the Cisco zone, and the other was drilled in August 1998 and is being tested. The property produced approximately 132 BOEPD for the year ended December 31, 1998.

         Colombian Properties

         General

         At December 31, 1998, Saba's Colombian operations were conducted on two Association Areas and one mineral fee property. These properties are located in the Middle Magdalena Basin of Colombia, some 130 miles northwest of Bogota. Saba and Omimex acquired their interests in the Middle Magdalena Basin properties from Texaco in 1994 and 1995 transactions; each had a 25% working (20% net revenue) interest in Nare and Cocorna Association properties at December 31, 1998, while Ecopetrol, the Colombian state oil company owned the remaining 50% working interest. The mineral fee property, Velasquez, was owned 75% by Omimex and 25% by Saba at December 31, 1998. The three areas cover 52,894 gross acres of land. Saba has sold all of those assets, which were owned by Saba's subsidiary Sabacol, to Omimex as described under "Item 1. Description of Business - Recent Saba Developments - Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

     The Nare Association is the northernmost area in which Saba had an interest and covers approximately 37,164 gross (approximately 9,300 net) acres of land. The exploitation and development of the Teca and Nare Fields, and the adjacent Nare North, Chicala and Morichi Fields are governed by the association contract originally entered into between Ecopetrol and Texaco in 1980. Under these contracts, the cost of exploratory wells was borne solely by Saba and its partner, who were entitled to all revenues from such wells. Once an area within an Association was declared to be a commercial area by Ecopetrol, Saba and its partner would have each received 20% of the crude oil produced at these fields, while Ecopetrol would have received 40% of production and the Colombian government would have received the remaining 20% of production in the form of royalties. A commercial area is roughly equivalent to a field. Each of Saba and its partner bore 25% of the production costs of commercial areas and Ecopetrol was responsible for the remaining 50%. The exploitation rights under these contracts expire in September 2008 and were not renewable by Saba under their current terms. Saba understands that legislation is being considered by the Colombian government which would permit such extensions to be obtained. At April 15, 1999, Saba intended to seek an extension of these contracts. Omimex anticipated that the costs associated with preparing the necessary documentation for applying to extend the terms of the exploitation rights on the North Nare Field through 2030 would cost approximately $1 million. On October 2, 1998, Saba agreed with Omimex that it will pay up to $500,000 to prepare such documentation if the contract for the North Nare Field is extended. That liability was cancelled under the agreement between Sabacol and Omimex that closed on June 30, 1999 as described in "Item 1. Description of Business - Recent Saba Developments
- Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

         Generally, as in the case of Saba's interests under the Nare and Cocorna Associations held at December 31, 1998, the Articles require that the contracting oil company perform various work obligations (including the drilling of any exploratory wells) at its cost on the lands covered by the Articles, and allow production of hydrocarbons for a stated period of years. Upon discovery of a fieldcapable of commercial production and upon commencement of production from that field, Ecopetrol reimburses the contracting party out of Ecopetrol's share of production for 50% of the allowable costs. Thereafter, costs of operations and working interest revenues are shared 50% by Ecopetrol and 50% by the contracting oil company, which in that case was Omimex and Saba, as successors to Texaco, the original contracting party. The working interest is subject to a royalty of 20% which is paid to Ecopetrol on behalf of the Colombian government. The Cocorna Concession area, located within the Cocorna Association, which was acquired by Saba from Texaco, reverted to Ecopetrol because of the expiration of the term of the Articles governing that field.

         Description of the Properties

         As of April 15, 1999:

*    three fields within the Cocorna Association had been declared commercial by
     Ecopetrol:

*    Teca (approximately 1938 acres),

*    Toche (approximately 150 acres), and

*    South Cocorna (approximately 700 acres), and

*    four fields within the Nare Association had been declared commercial:

*    South Nare (approximately 660 acres),

*    North Nare (approximately 1,700 acres),

*    Chicala (approximately 830 acres), and

*    Moriche (approximately 1085 acres).

         The Teca and South Nare Fields that Saba previously owned, which represented approximately 28.4% of Saba's proved reserves at December 31, 1998, produced an average of 1.87 MBopd for the year ended December 31, 1998 and 1.75 MBOPD for the year ended December 31, 1997, from 329 wells covering 2,598 gross (649 net)developed acres and is the primary producing area. Saba owned a 25% mineralfee interest in the Velasquez Field which covered approximately 3,800 gross(950 net) acres of land, and produced an average of 505 Bopd for the year ended December 31, 1997 and 487 Bopd for the year ended December 31, 1998.

         Saba's Colombian properties in the aggregate represented 8.1 MMBOE at December 31, 1998 or approximately 45.4% of Saba's total proved reserves and approximately 16% of Saba's present value (discounted at 10%) of future net revenues at that date. The following table provides information concerning Saba's interest in thecommercial areas and fee minerals in Colombia at December 31, 1998.

                                                       Average Daily Barrels of
                       Proved Reserves     Number        oil produced for the
                      at Dec. 31, 1998      of               year ended
Field Name                (MMBbls)         Wells          December 31, 1998
- -------------------   ----------------   ------      -----------------------

Velasquez                    1.7            196                487

North Nare                   3.3              3                  0

Magdalena                    0.8              2                 21

Teca & South Nare            2.3            325              1,748
                       ==============    =======         ===============
Total                        8.1            526              2,256
                       ==============    =======         ===============


         Production from all of the fields came from relatively shallow reservoirs lying at approximate depths of from 1,200 to 3,000 feet. All of the production (save that produced from the Velasquez field) was of a relatively heavy grade of crude oil, generally in the area of 10(Degree) to 13(Degree) gravity API. Wells generally produced small amounts of formation water in conjunction with oil. Because of the viscosity of the oil, wells were initially produced without artificial stimulation and thereafter stimulated by cyclic steam injection. Wells cost approximately $250,000 to $300,000 to the total working interest, depending upon depth.

         During 1997, Saba and the operator participated in the drilling or recompletion of thirteen wells in the Teca and South Nare Fields. All of the wells drilled were productive and the operator is in the process of installing steaming equipment. During 1998, Saba and the operator participated in the drilling and completion of seven wells in the Teca and South Nare Fields.

         In 1997, Saba and Omimex reentered a suspended Texaco drilled well to an area under the Magdalena River and recompleted the well as productive of approximately 30 Bopd without artificial stimulation. A second well was drilled and completed under the Magdalena River in 1998. In the Velasquez field, Saba and Omimex recompleted three wells in a behind-pipe zone in 1997. Initial per well production rates rangefrom 142 Bopd to 223 Bopd. Studies through April 15, 1999 indicated up to 23 additional wells with behind pipe reserves suitable for recompletion.

         During 1997, the operator in conjunction with Saba formulated a plan for the drilling of approximately 200 development wells in the Nare North, Chicala and Moriche fields.

         Crude Oil Sales and Pipeline Ownership

         All of Saba's crude oil produced at Saba's properties in Colombia during 1998 was sold exclusively to Ecopetrol at negotiated prices. See
"Business -Marketing of Production." In conjunction with its purchase of interests in the Nare Association, Saba also purchased a 50% interest in the 118-mile Velasquez-Galan Pipeline, which connects the fields to the 250,000 Bopd Colombian government-owned refinery at Barrancabermeja. See "Exploration and Development Drilling Activities - Colombia." The pipeline transported oil from Saba's fields, together with a lighter crude oil supplied by Ecopetrol which acted as a diluent to Saba's heavier crude,and crude oil from other adjacent fields. The pipeline generated revenues through collection of tariffs for the use of the pipeline. Throughput on this pipeline in September 1998 averaged 28,900 Bopd of which Saba's share was approximately 2,100 Bopd. In addition to the operator and Saba, three other companies transported their crude oil through the pipeline at tariff rates established by Colombian authorities.

         Saba has sold its interest in the Valasquez-Galan Pipeline, which was owned by Saba's subsidiary Sabacol, to Omimex as described under "Item 1. Description of Business - Recent Saba Developments - Bankruptcy of Sabacol, Inc. and Contract for Sale of Sabacol's Assets."

         Canadian Properties

         Saba's Canadian properties, which are owned through Beaver Lake, represented approximately 7.3% of Saba's proved reserves at December 31, 1998. The Canadian properties produced an average of 464 BOEPD for the year ended December 31, 1998, from wells covering 47,688 gross (11,363.0 net) developed acres, most of which are located in the province of Alberta. These wells had proved reserves of 1.3 MMBOE at December 31, 1998. The information presented has not been adjusted for the approximate 26% minority interest in Beaver Lake held by others at December 31, 1998.

         In July 1999, GREKA Energy acquired the remaining common stock of Beaver Lake Resources Corporation ("BLRC") that it did not hold effective July 31, 1999 whereby GREKA Energy will issue a total of approximately 68,000 shares resulting in each BLRC shareholder receiving 1 share of GREKA Energy's common stock in exchange for 74.4 shares of BLRC's common stock. Beaver Lake Resources Corporation is now a wholly-owned subsidiary of GREKA Energy.

     Other International Properties

     Saba has oil and gas projects in Indonesia, China and Great Britain as described in "Exploration and Development Drilling Activities."

Oil and Gas Reserves

         Saba's proved reserves and net the estimated present value of future revenues from proved developed and undeveloped oil and gas properties in this document have been estimated by the following independent petroleum engineers. In 1996, 1997 and 1998, Netherland, Sewell & Associates, Inc. prepared reports on Saba's reserves in the United States and Colombia and Sproule Associates Limited prepared a report on Saba's Canadian reserves. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by Saba. In accordance with the SEC's guidelines, Saba's estimates of future net revenues from Saba's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalation. Future net revenues at December 31, 1998, reflect weighted average prices of $8.29 per BOE compared to $13.13 per BOE and $17.05 per BOE as of December 31, 1997 and 1996, respectively. There have been no reserve estimates filed with any other United States federal authority or agency, except that Saba participates in a Department of Energy annual survey, which includes furnishing reserve estimates of certain of Saba's properties. The estimates furnished are identical to those included herein with respect to the properties covered by the survey.

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

                                     Estimated Proved Oil and Gas Reserves

                                                   At December 31,
                                         ---------------------------------
                                          1996          1997         1998
                                         ------        ------       ------

Net oil reserves (MBbl)
   Proved developed producing........    12,029       13,977         6,661
   Proved developed non-producing....     1,367        2,639         1,775
   Proved undeveloped................    13,283        7,309         5,469
                                         ------        ------       ------
    Total proved oil reserves (MBbl)..   26,679       23,925        13,905
                                         ======        ======       ======
Net natural gas reserves (MMcf)
   Proved developed producing.........   12,659       11,995         5,252
   Proved developed non-producing.....    1,516        5,407         5,865
   Proved undeveloped.................    9,490       13,894        11,880
                                         ------        ------       ------
    Total proved natural gas
      reserves (MMcf) ................   23,665       31,296        22,997
                                         ======        ======       ======

Total proved reserves (MBOE)..........   30,623       29,141        17,738

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

         Colombia

         Oil produced from Saba's previously owned Middle Magdalena Basin Fields, after being sold to Ecopetrol, was processed in a 250,000 Bopd government owned refinery in Barrancabermeja, Colombia. The refinery was connected to Saba's Colombian fields through the 118-mile Velasquez-Galan
Pipeline which was owned by Saba and its partner. At April 15, 1999, the pipeline was operating at approximately 12,000 Bopd (together with 18,000 Bbls of diluent per day) and had the capacity to carry approximately 20,000 Bopd (together with 30,000 Bbls of diluent per day).

         The formula for determining the price paid for oil produced at the Teca-Nare Fields was based upon the average of two price baskets of fuel: (A) a crude fuel oil basket (1% sulphur United States Gulf Coast and Ecopetrol fuel oil for exportation) and (B) an international crude basket (Maya, Mandji and Isthmus) adjusted for gravity API and sulphur content. The average of Baskets A and B was then discounted based on the price of West Texas Intermediate ("WTI") crude oil, an industry posted price generally indicative of prices for sweeter, lighter crude oil. If WTI was less than $16.00 per Bbl, the average of Baskets A and B was discounted by $1.65 per Bbl; if WTI was between $16.00 and $20.00 per Bbl, the average of Baskets A and B was discounted by $2.05 per Bbl; and if WTI was greater than $20.00 per Bbl, the average of Baskets A and B was discounted by $2.45 per Bbl. Ecopetrol was required to pay for oil produced at the Teca-Nare Field in the following denominations: 75% in United States dollars paid in the United States and 25% in Colombian pesos paid in Colombia.

         For production from its Velasquez Field, Saba received a contracted price of between $6.00 and $7.00 per Bbl for basic production of up to 34 MBbl per month. For incremental production above such amount, Saba received a price equal to the average of (a) the prior quarter average of the prices of Baskets A and B and (b) the average international price of crude oil from the Velasquez and Tisquirama Fields in Colombia, which average was then discounted by approximately 47%.

         The average sales price of Saba's Colombia production was $8.05 per Bbl for the year ended December 31, 1998, and $12.04 per Bbl in 1997, representing approximately 67.6% and 64.6%, respectively, of the average posted price per Bbl for WTI crude oil during those periods.

         The following table summarizes sales volume, sales price and production cost information for Saba's net oil and gas production for each of the years in the three-year period ended December 31, 1998.

                               Year Ended December 31,
                         --------------------------------
                          1996          1997         1998
                         ------        ------       ------

Production Data:
  Oil (MBbls)             1,968        2,107        1,855
  Gas (MMcf)              1,651        2,408        2,243
    Total (MBOE)          2,243        2,508        2,229

Average Sales
  Price Data
  (Per Unit):
  Oil (Bbls)            $ 14.43      $ 13.73       $ 8.58
  Gas (Mcf)             $  1.88      $  2.09       $ 1.69
  BOE                   $ 14.05      $ 13.54       $ 8.84

Selected Data
 per BOE:
  Production costs (1)  $  6.51      $  6.62       $ 6.11
  General and
    administrative      $  1.72      $  1.93       $ 2.69
  Depletion,
    depreciation and
    amortization        $ 2.43       $  2.84       $ 3.07

---------------------
(1)      Production costs include production taxes.


Drilling Activity

         The following tables sets forth certain information for each of the years in the three-year period ended December 31, 1998, relating to Saba's participation in the drilling of exploratory and development wells in:

         United States


                                    Year Ended December 31,
                         -------------------------------------------------
                             1996              1997           1998
                         ---------------  --------------   ---------------
                         Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                         -------- ------  -------- ------  -------- ------

Exploratory Wells
  Oil                       -       -        2       -        -         -
  Gas                       3     1.35       -       -        -         -
  Dry (3)                   3     1.28       -       -        1         .20
Development Wells
  Oil                      10     6.59      10     10.00      2        1.00
  Gas                       3      .64       -       -        -         -
  Dry (3)                   1      .35       1      1.00      -         -
Total Wells
  Oil                      10     6.59      12     11.00      2        1.00
  Gas                       6     1.99       -       -        -         -
  Dry (3)                   4     1.63       1      1.00      1        .20

-----------------------

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

         Colombia and Great Britain

                                    Year Ended December 31,
                        -------------------------------------------------
                             1996              1997           1998
                        ---------------  --------------   ---------------
                       Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                       -------- ------  -------- ------  -------- ------

Exploratory Wells
   Oil                    -        -        -      -        -        -
   Gas                    -        -        -      -        -        -
   Dry (3)                -        -        -      -        1      .38
Development Wells
   Oil                    -        -       13     3.25      8     2.25
   Gas                    -        -        -       -       -        -
   Dry (3)                -        -        -       -       -        -
 Total Wells
   Oil                    -        -       13     3.25      8     2.25
   Gas                    -        -        -        -      -        -
   Dry (3)                -        -        -        -      1      .38


-------------

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


         Canada

                                    Year Ended December 31,
                      -------------------------------------------------
                           1996              1997           1998
                      ---------------  --------------   ---------------
                      Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                      -------- ------  -------- ------  -------- ------

Exploratory Wells
  Oil                    -       -        -       -        -        -
  Gas                    -       -        -       -        -        -
  Dry (3)                1      .01       1      1.00      -        -
Development Wells
  Oil                    -       -        -       -        -        -
  Gas                    -       -        -       -        -        -
  Dry (3)                -       -        -       -        -        -
Total Wells
  Oil                    -       -        -       -        -        -
  Gas                    1      .01       -       -        -        -
  Dry (3)                -       -        1      1.00      -        -

-------------

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

Productive Oil and Gas Wells

         The following table sets forth information at December 31, 1998, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which Saba owned a working interest:


                         Oil                     Gas                 Total
                 Gross           Net      Gross         Net       Gross     Net
                 -----          -----     -----        ------    ------    -----
United States     258           162.2       35          21.3      293      183.5
Canada (1)         57            25.7       63          14.9      120       40.6
Colombia          575           143.9        -             -      575      143.9
              ---------      ---------    --------    -------   ------   -------
                  890           331.8       98          36.2      988      368.0
              =========      ==========   ========    =======   ======   =======

-------------

(1) No reduction is made for the minority interest in Beaver Lake that existed at December 31, 1998.

         In addition to its working interests, Saba held royalty interests in approximately 82 productive wells in the United States and Canada at December 31, 1998. Saba does not own any royalty interests in Colombia.

Oil and Gas Acreage

    The following table sets forth certain information at December 31, 1998 relating to oil and gas acreage in which Saba owned a working interest:


                             Developed (1)                    Undeveloped
                       -----------------------           -------------------
                       Gross               Net           Gross           Net

United States          27,347          10,774.0          28,778     22,382.0
Canada (2)             47,688          11,363.0          38,954     12,243.0
Colombia                6,398           1,599.0          46,496     11,624.0
                  ------------        -----------      ----------  ----------
    Total              81,433          23,736.0         114,228      46,249.0
                  ============        ===========      ==========  ==========

----------------

(1)  Developed acreage is acreage assigned to productive wells.

(2) No reduction is made for the minority interest in Beaver Lake that existed at December 31, 1998.
                                       44

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

Average Sales Price and Production Cost

         The following table sets forth information concerning average per unit sales price and production cost for Saba's oil and gas production for the periods indicated:

                       Year Ended December 31,
                    -----------------------------
                    1996       1997          1998
                    ----       ----          ----
Average sales
 price per BOE
  California    $  15.10    $  13.49        $ 7.90
  Colombia         12.49       11.96          8.05
  Canada           13.26       10.52          8.09
  Other            17.39       17.68         12.10
  Combined         14.05       13.54          8.84

Average production
 cost per BOE
  California     $  8.50     $  7.48        $ 7.19
  Colombia          5.11        5.71          4.70
  Canada            5.15        4.87          5.16
  Other             7.88        7.47          7.14
  Combined          6.51        6.62          6.11


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

         Pursuant to the refinery purchase agreement, Conoco is required to perform certain remediation and other environmental activities on the refinery property. Recently, evidence of current contamination of ground water by hydrocarbons has been brought to the attention of Saba.

         Prior to the acquisition of the refinery, Saba had an independent consultant perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. Conoco performs all environmental obligations that arose during and as a part of its operations of the refinery prior to the acquisition. The extent of such remediation is ongoing.

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

         Saba entered into a processing agreement PetroSource in May 1995, and commenced operations of the refinery in June 1995. Under the processing agreement, PetroSource purchases crude oil (including crude oil produced by Saba), delivers it to the refinery, reimburses Saba's out-of-pocket refining costs, markets the asphalt and other products and generally shares any profits equally with Saba. The processing agreement was renewed with Crown Asphalt Distribution LLC (successor to PetroSource) for an additional year through December 31, 1999 with a ninety day termination provision. Saba terminated the agreement in January 1999 and announced on February 9, 1999 that it will be taking over the marketing and sale of its refinery products on April 30, 1999.

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

Item 3.  Legal Proceedings.

         In re Sabacol, Inc., Debtor (BK Case No. ND 98-15858-RR United States Bankruptcy Court, Central District of California, Northern Division, December
1998) On December 11, 1998, Sabacol, Inc., a wholly-owned subsidiary of the Company ("Sabacol"), filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Central District of California. On April 26, 1999, following Sabacol's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sale of substantially all its assets and the authorized dismissal of its bankruptcy case, upon consummation of the sale. Following Sabacol's request filed in July 1999 with the bankruptcy court an order dismissing the bankruptcy case was entered on August 4, 1999.

         Gitte-Ten v. Saba Petroleum Company (Case No. CV 980202 Superior and Municipal Courts of the State of California, County of San Luis Obispo, March
1998). In December 1997, Saba contracted with Gitte-Ten, Inc. ("GTI") to purchase from GTI all of its surface fee and leasehold interests in certain property located in Santa Barbara County, California. A portion of the purchase price was paid at closing on December 31, 1997, at which time GTI's interests were conveyed to Saba. The remaining purchase price of $350,000 was to be paid through overriding royalty payments of Saba's gross income from the leases until the balance was retired but no later than January 1, 2003, on which date any unpaid balance was to be immediately due and payable. To provide GTI with an assurance of Saba's payment obligation, Saba executed a promissory note in the principal amount of $350,000 which provided that said amount (less the total amount of overriding royalties paid to GTI) was all due and payable on February 27, 1998, unless Saba replaced the note by February 24, 1998, with an irrevocable and non-cancelable surety bond or letter of credit in the amount of the then unpaid balance. Saba was unable to procure either instrument and the note became all due and payable on February 27, 1998. Notwithstanding attempted settlement conferences by Saba with GTI, GTI filed a claim against Saba in March 1998, for breach of contract, seeking damages of $350,000 plus interest at the rate of 13.5% per annum and attorney fees. The court has granted but not entered summary judgement in favor of GTI. Saba appealed that judgment. In July 1999, the court vacated its summary judgment previously granted to Gitte-Ten, Inc. The matter was settled in September 1999 which included a dismissal with prejudice as to the action.

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

         Chase v. Saba Petroleum, Inc. (Case No. SM108977, Superior Court of the State of California, County of Santa Barbara-Cook Division, July 1998). In July, 1998, Saba was served with a lawsuit filed by an individual alleging personal injury in the amount of $515,000 resulting from general negligence premises liability on one of the oil leases that Saba operates and which he claims occurred while supervising the installation of a pump into a well operated by Saba and on a drilling rig owned by a co-defendant. Saba was represented by counsel appointed by Saba's insurance carrier by a claim submitted under Saba's general liability policy. In July 1999, the matter was settled by Saba's insurance carrier, which included a release of all claims and dismissal with prejudice as to Saba.

     Saba Energy of Texas, Inc. v. Marks & Garner Production Ltd. Co., et al. (Case No. CV-97-106 FR District Court Lea County, State of New Mexico, March
1997). Saba instituted an action for declaratory judgment for the validity of Saba's oil, gas and mineral lease as being superior to the prior lease covering the subject lands, said prior lease, as Saba asserts, having expired by cessation of production. If Saba prevails, it will be obligated to pay consideration of approximately $55,000 to the lessors. Saba's motion for summary judgment was denied on April 6, 1999 and the matter is in the pre-trial stage.

         Wellspring Partners, LLC v. Saba Energy of Texas, Inc., et al. (Case No.1999-24729, 125th Judicial District Court of Harris County, Texas, May
1999)Wellspring brought suit for damages alleging breach of contract and conspiracy for Saba's non-payment of fees claimed pursuant to a brokerage agreement between Wellspring and Saba. Wellspring moved for a Temporary Restraining Order and Temporary Injunction to restrain Saba from allegedly breaching the brokerage agreement and from closing the pending sale of Saba's properties to Enervest Energy LP without first providing Wellspring with certain information regarding the sale and depositing with the court the alleged broker fee due Wellspring. The court denied Wellspring's motion, and in June 1999 Saba filed a counterclaim against Wellspring for damages incurred as a result of Wellspring's tortious interference with Saba's contractual and prospective business relationships with Enervest Energy LP.

         Enervest Energy LP v. Saba Energy of Texas, Inc. (Case No. 1999-30673, 152nd Judicial District Court of Harris County, Texas, June 1999) Enervest filed an action claiming that Saba breached the agreement between the parties for failing to close the sale of Saba's interests in certain oil and gas properties for $12.5 million. In accordance with the agreement, Enervest deposited earnest money in the amount of $1.25 million to a jointly controlled account to assure Enervest's performance of the agreement. Enervest further seeks the court's declaration that it is entitled to the deposit. In July 1999, Saba filed a counterclaim against Enervest for damages incurred as a result of Enervest's breach of the agreement by failing to close the sale. This matter is in its discovery stage.

         Crown Asphalt Distribution LLC, et al. v. Santa Maria Refining Company, et al. (Case No. CV99-895 DOC (Anx), United States District Court, Central District of California, Southern Division, July 1999) Crown brought suit for damages alleging breach of contract, breach of covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief, and specific performance pursuant to Santa Maria's termination of the processing agreement with Crown. Crown moved for a Preliminary Injunction or Writ of Possession to compel Santa Maria, amongst other things, to continue doing business with Crown beyond the termination date of the processing agreement. The court denied Crown's motion, and the matter is in its preliminary, pre-discovery stage.

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

     Capco Resources, Ltd. v. GREKA Energy Corporation and Randeep S. Grewal (Case No. 99-8521-K, U.S. District Court, Central District of California). In August 1999, Capco Resources, Ltd. ("Capco") filed an action against GREKA and Randeep S. Grewal, President of GREKA, alleging that GREKA breached and GREKA and Mr. Grewal made misrepresentations in connection with a Stock Exchange Agreement entered into between GREKA and Capco and Capco's affiliates (the "Exchange"). Capco claims that it is entitled to $12.25 million, in damages plus interest and costs, and requests that the court require GREKA to file a registration statement for the resale of 1 million shares of GREKA common stock that Capco received pursuant to the Exchange. Shortly after filing this suit Capco threatened to exert control over and sell the GREKA shares in a brokerage account that was to have been transferred to GREKA as part of the Exchange. GREKA filed the case of GREKA vs. Capco and Service Asset Management Company d/b/a Penson Financial Services, Inc. d/b/a Global Hanna Trading in the Denver Colorado District Court and obtained a temporary restraining order temporarily restraining this conduct by Capco (Case No. 99-CV-6006). Prior to the preliminary injunction hearing Capco removed the case to the U.S. Federal District Court in Denver, Colorado (Civil Action No. 99-K-1814). On September 17, 1999 GREKA received a new temporary restraining order from the federal district court. A motion for preliminary injunction has been set for hearing on September 27, 1999. While GREKA and Mr. Grewal plan to vigorously defend all claims asserted by Capco and to aggressively pursue all counter and third party claims, the litigation is in its preliminary, pre-discovery stages.

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

                                                        Bid*
            Quarter Ended                         Low        High

            March 31, 1996 . . . . . .  . . .   $ .19       $  .22
            June 30, 1996 . . . . . . . . . .     .13          .13
            September 30, 1996 . . . . . . . .    .25          .31
            December 31, 1996 . . . . . . . .     .19          .25
            March 31, 1997 . . . . . . . . . .    .19          .25
            June 30, 1997 . . . . . . . . . .     .03          .09
            September 30, 1997 . . . . . . . .    .03          .03
            December 31, 1997 . . . . . . . .    6.82        19.00
            March 31, 1998 . . . . . . . . . .  12.00        14.75
            June 30, 1998 . . . . . . . . . .  8.0625        10.00
            September 30, 1998 . . . . . . . .   7.25         9.25
            December 31, 1998 . . . . . . . .   8.813       14.938
            March 31, 1999 . . . . . . . . .    5.875        10.50
                  June 30, 1999 . . . . . . . . 6.375        9.125



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

Item 6.  Management's Discussion and Analysis.

     GREKA's independent accountants issued a modified report on April 15, 1999 expressing substantial doubt about GREKA Energy's ability to continue as a going concern. That matter is also discussed in Note 1 of the Notes to Consolidated Financial Statements of GREKA Energy. On September 16, 1999 GREKA's independent accountants issued a report which reflects the removal of their previously modified opinion concerning their doubt about GREKA Energy's ability to continue as a going concern. That matter is discussed in Note 14 of the Notes to Consolidated Financial Statements of GREKA Energy.

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

         The variances in the completions allowed GREKA Energy to obtain direct experience on the production capability from each of the techniques. UCB-09 net production stabilized at 20 barrels of oil per day, UCB-38 sanded up following a few weeks of production, while UCB-28 has net production of 65 barrels of oil per day. Each of these wells were re-entries into an abandoned well bore in the Sisquoc formation, which is one of the two pay zones within GREKA Energy's lease in the Cat Canyon basin. Following this drilling operation and completion technique definition, GREKA Energy proceeded with its discussions with Saba with the intent of applying this technique on Saba's reserves.

         During the latter of part of 1998 and early 1999, management of GREKA Energy was primarily focused on the acquisition of Saba and considerable expenses were incurred in connection with the Saba transactions in the fourth quarter of 1998 and the first quarter of 1999. Due to the significance to GREKA Energy of the Saba acquisition, GREKA Energy's management and staff devoted a substantial amount of time and effort to the acquisition. GREKA Energy has already executed, and continues to execute, an aggressive rework program to return to production existing wells on all properties that had wells shut-in over eighteen months. Subsequent to the reworks, GREKA Energy intends during the third quarter of 1999 to implement its horizontal drilling program using its proprietary technology on the Santa Maria Valley area assets.

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

         Operating costs decreased from $247,979 for 1997 to $121,016 for 1998. Planned pilot program drilling operations in the Cat Canyon field account for most of the expenses during 1998, and such expenses are not proportional to revenues since the three wells drilled in the Cat Canyon field were not in production during the entire period. In addition, GREKA Energy incurred significant repair expenses resulting from the El Nino storms in California during February 1998.

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

         The equity in loss of Saba of $586,020 for 1998 was a result of applying the equity method of accounting for the investment in Saba beginning in the fourth quarter of 1998.

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

         During the fourth quarter of 1997, GREKA Energy successfully concluded three private placements to re-capitalize the reorganized company. The first two placements were done at $10 per share while the third was concluded at $13 7/8 per share. GREKA Energy issued a total of 552,470 shares with gross proceeds of approximately $5,801,518 that resulted in net proceeds of approximately $5,946,681.

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

         On February 26,1999, GREKA Energy obtained bridge financing for the Saba business in the form of a $1 million 15% debenture secured by GREKA Energy's limestone reserves.

         GREKA  Energy's net cash used in operating  activities  increased  from
$449,052  for  1997  to  $2,293,744  for  1998.   This  increase  was  primarily
attributable to the larger operating loss of GREKA Energy during 1998.

         GREKA Energy's net cash used in investing activities decreased from $3,059,690 for 1997 to $1,826,546 for 1998. This decrease was primarily attributable to the decrease in investments in time deposits and funds held in escrow from 1997 to 1998, which was partially offset by the cash used to invest in shares of Saba common and preferred stock during 1998.

         GREKA Energy's net cash provided by financing activities decreased from $5,821,236 for 1997 to $2,051,550 for 1998. Net cash provided by financing activities for 1997 included the issuance of common stock for cash in the net amount of $5.9 million, while the only significant financing activity during 1998 was the issuance of short-term notes in the amount of $2 million.

Liquidity

         Under the direction of GREKA Energy's management and strategy, GREKA Energy has significantly improved its liquidity and expects to have low capital requirements. Specifically, GREKA Energy expects to have an annual capex of $5 million funded by its cash flow. The Company is current on all its interest payments, and has sufficient cash flow for all its operating and foreseen capital requirements. Further, GREKA Energy intends to achieve the following:

* Obtain long term financing of at least $14 million to pay currently due Bank One debt, reducing current liabilities from $36,591,543 to $22,591,543 as of June 30, 1999.

* Utilize the in-house proprietary and cost effective horizontal drilling technology to enhance production in the Santa Maria Valley area.

* Continue integration of GREKA Energy-operated oil and gas properties and the wholly-owned and operated asphalt refinery that collectively provide for low cost operating expenses and high cash flow.

     The acquisition of Saba gives GREKA Energy a stronger consolidated asset base upon which it can rely in securing future financings, both equity and debt. however, there is no assurance that any specific level of cost savings or other synergies will be achieved within the time periods contemplated, or that GREKA Energy will be able to secure future financings. GREKA Energy disposed of its non-core Colombian oil and gas assets for at least $10 million during 1999. The proceeds of the sale were used largely to reduce GREKA Energy's current liabilities, thus strengthening GREKA Energy's working capital.

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

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective on January 1, 2001, and prescribes accounting and disclosure requirements for derivative instruments and hedging activities. This pronouncement is not expected to affect GREKA Energy because it has no such investments.

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

         GREKA Energy currently believes that its existing technology systems and software will not need to be upgraded to become Year 2000 compliant, except that GREKA Energy must replace its current integrated accounting software in order to accurately process Year 2000 data. Should it not do so, GREKA Energy would be unable to properly process and report on its own operating data, as well as information provided to it by outside sources that are Year 2000 compliant. GREKA Energy's third-party accounting software vendor has modified the current operating system utilized by GREKA Energy and provided the modified system to GREKA Energy in the first quarter of 1999. The cost of this modification was included in the vendor's system support contract and did not result in a significant additional expense for GREKA Energy.

         GREKA Energy is in the process of verifying whether vendors, suppliers and significant customers with which GREKA Energy has material relationships are Year 2000 compliant. GREKA Energy believes that some of these third parties will not be materially affected by the Year 2000 since those third parties are relatively small entities which do not rely heavily on technology systems for their operations. GREKA Energy does not know whether the other third parties will be Year 2000 compliant. Under a worst-case scenario, if GREKA Energy and such third parties are not Year 2000 compliant on a timely basis, there could be financial risk to GREKA Energy, including supplier and service customer delays resulting in short-term delay of revenue and substantial unanticipated costs. Accordingly, GREKA Energy plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. GREKA Energy's current Year 2000 contingency plan is essentially to have all necessary tasks performed manually in the event of material Year 2000 problems affecting GREKA Energy. Management of GREKA Energy believes that GREKA Energy has adequate personnel to perform those functions manually until any Year 2000 problems are resolved. Inflation

         GREKA Energy does not believe that inflation will have a material impact on GREKA Energy's future operations.

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The directors and executive officer of GREKA Energy are as follows:

        Name                   Age           Positions
        ----                   ---           ---------

  Randeep S. Grewal (A)         33      Chairman, President and Chief
                                        Executive Officer
                                        and a Director(1)
  Dr. Jan F. Holtrop (B)        62      Director(1)
  George G. Andrews (B)         72      Director(1)
  Dirk Van Keulen(C)            39      Director(1)
  Dai Vaughan (C)               60      Director(1)



(1) The directors are divided into three classes, Class A, Class B, and Class C, with each director serving for three years and rotating the class up for election at each annual meeting.

     (A)  Class A Director.
     (B)  Class B Director.
     (C)  Class C Director.

     Randeep S. Grewal - Chairman, President and Chief Executive Officer and Director. Mr. Grewal most recently served as Chairman and CEO for Horizontal Ventures, Inc. He assumed this responsibility in April 1997 and established the Company's strategies and business plan resulting in consistent growth year after year. He has been involved in various joint ventures, acquisitions, mergers and reorganizations since 1986 in the United States, Europe and the Far East within diversified businesses. Mr. Grewal has a Bachelor of Science degree in Mechanical Engineering from Northrop University.

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

         (a) Summary Compensation Table

                             Annual                          Long Term
                          Compensation                     Compensation
                    -------------------------        ---------------------------
                                                               Awards
Name/Position       Year     Salary   Bonus(1)       Stock Awards      Options
----------------    ----    --------  -------        ------------      -------
Randeep S. Grewal   1998    $120,000      0           30,000(2)        110,000
 Chairman and Chief 1997    $120,000      0           70,000(3)        150,000
 Executive Officer  1996         -        -              -                -

--------------

(1) During the period covered by the Table, GREKA Energy did not pay its executive officers any bonuses or other compensation.

(2) The Board of Directors of GREKA Energy granted 30,000 shares of GREKA Energy common stock to Mr. Grewal on October 18, 1998 subject to the consummation of the merger between GREKA Energy and Saba.

(3) Stock grants approved as part of GREKA Energy's bankruptcy reorganization plan.

         No other officer, director or employee of Horizontal Ventures or its subsidiaries received total compensation in excess of $100,000 during the last two fiscal years. The Company has an employment agreement with Randeep S. Grewal. No other form of compensation was paid during 1998.


(b)  Option and Long-Term Compensation Tables

                                          Long Term Compensation

                                     Awards                     Payouts
                                     ------                     -------

                              Restricted           Securities          LTIP
                            Stock award(s)         Underlying        Payouts
                                  ($)            Options/SARS (#)      ($)
                             -------------     ----------------       ------

Name/Position
- -------------
Randeep S. Grewal   1998       $367,500              110,000            -0-
Chairman and Chief
Executive Officer

(c)  Options and Stock Appreciation Rights


                                 Option/SAR Grants in Last Fiscal Year


                                  (Individual Grants)
         Number of Securities      Percent of total         Exercise
             Underlying          options/SARS granted        or base
            Options/SARS        granted(#) to employees       price   Expiration
Name          granted #             in fiscal year           ($/Sh)      date
-----   ----------------------  -----------------------      ------   ----------

Randeep S.    110,000                     52.4%               $8.25     9/16/07
Grewal

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                   Value of
                                              Number of       unexercised in-the
                                         unexercised options  money options/SARS
               Shares                      SARS at FY-end (#)     at FY-end
             acquired on      Value           exercisable/        exercisable/
Name         exercise (#)   realized ($)     un-exercisable       un-exercisable
------       ------------   ------------   -----------------  ------------------
Randeep S.
Grewal           -0-            -0-         60,000/200,000     $232,500/$840,000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of September 17, 1999, the common stock ownership of each person known by GREKA Energy to be the beneficial owner of 5% or more of GREKA Energy common stock, all directors and the executive officer individually and all directors and the executive officer of GREKA Energy as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. There are no contractual arrangements or pledges of the Company's securities, known to GREKA Energy, which may at a subsequent date result in a change of control of GREKA Energy. As of September 17, 1999, there were 4,311,603 shares of GREKA Energy common stock issued and outstanding, which amount does not include 140,886 shares GREKA Energy will issue to International Publishing Holding s.a. upon the effectiveness of a registration statement covering the resale of those shares.

                                                 Amount of Beneficial
                                                       Ownership
                                           -----------------------------
      Name and Address                      Common            Percent of
      of Beneficial Owner                  Stock(1)             Class
      -------------------                  --------            --------
      International Publishing             416,979 (4)           9.4%
      Holding s.a.
      Postbus 84019
      2508 AA The Hague
      The Netherlands

      Capco Resources Ltd.(2)            1,340,000              31.1%
      3201 Airpark Drive, Suite 201
      Santa Maria, CA  93455

      Randeep S. Grewal                  1,610,000 (3)          35.9%
      Chairman and
      Chief Executive Officer
      10815 Briar Forest Drive
      Houston, TX 77042/
      630 Fifth Avenue, Suite 1501
      New York, NY 10111

      Dr. Jan F. Holtrop                     6,108               < 1%
      Director
      Van Alkemadelaan
      2596 AS The Hague
      The Netherlands

      Dirk Van Keulen                         -0-                -0-%
         Director
         Heemraadslag 14
         2805 DP Gauda
         The Netherlands

      George G. Andrews                       -0-                -0-%
      Director
      7899 West Frost Drive
      Littleton, CO 80123

      Dai Vaughan                             -0-                -0-%
      900 Powers Ferry Road #101
         Mariettta, GA 30067


      All directors and the
      executive officer                   1,616,108              36.1%
      as a group (5 persons)

----------------

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

(3) Includes options presently exercisable or exercisable within the next 60 days to acquire 170,000 shares of GREKA Energy common stock, 100,000 shares of GREKA Energy common stock held individually by Mr. Grewal and 1,340,000 shares of GREKA Energy as to which Mr. Grewal has voting power under a proxy from Capco.

(4) Includes 140,886 shares of GREKA Energy common stock that International Publishing Holding may be issued within the next 60 days upon the effectiveness of a registration statement covering the resale of those shares.

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

10.8 Employment Agreement with Ilyas Chaudhary (filed as Exhibit 10.3 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)

10.9 Employment Agreement with Walton C. Vance (filed as Exhibit 10.31 to Saba's annual report on Form 10-KSB for the year ended December 31,1996 (File No. 001-13880) and incorporated herein by reference)

10.10     First  Amendment,  Letter  Agreement with Bradley T. Katzung (filed as
          Exhibit 10.33 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

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

10.17 Saba Petroleum Company 1997 Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.5 to Saba's Registration Statement on Form S-8, dated August 21, 1997 (File No. 333-34035) and incorporated herein by reference)

10.18 First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.1 to Saba's quarterly report on Form 10-QSB for the quarter ended September 30, 1996 (File No. 001-13880) and incorporated herein by reference)

10.19 Amendment Number One to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.20 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 1-12322) and incorporated herein by reference)

10.20 Amendment Number Two to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.1 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)

10.21 Amendment Number Three to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.2 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)

10.22 Amendment Number Four to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10 to Saba's Current Report on Form 8-K filed September 24, 1997 (File No. 001-13880) and incorporated herein by reference)

10.23 Corrections relating to Second Amendment dated August 28, 1997, and Fourth Amendment dated September 9, 1997 to the First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.4 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No.001-13880) and incorporated herein by reference)

10.24 Amendment Number Five to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.4 to Saba's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

10.25 Consent Letter to Preferred Stock Transaction by Bank One, Texas, N.A. dated December 31, 1997 (filed as Exhibit 10.2 to Saba's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

10.26 Amendment of the First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A., dated December 31, 1997 (filed as
          Exhibit 10.3 to Saba's Report Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

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

10.36CRI Stock Purchase Termination Agreement (filed as Exhibit 10.14 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)

10.37 Form of Common Stock Conversion Agreement between Capco and Saba (filed as Exhibit 10.15 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)

10.38 Form of Agreement regarding exercise of preemptive rights between Capco and Saba (filed as Exhibit 10.16 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)

10.39 Letter Agreement, as amended, between Omimex de Colombia, Ltd. and Saba (filed as Exhibit 10.17 to Saba's Registration Statement on Form SB-2 (File No. 33-94678) and incorporated herein by reference)

10.40 Promissory Note of Mr. Chaudhary (filed as Exhibit 10.2 to Saba's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 001-13880) and incorporated herein by reference)

10.41 Form of Stock Option Agreements between Mr Chaudhary and Messrs. Hickey and Barker (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 001-13880) and incorporated herein by reference)

10.42 Form of Stock Option Termination Agreements between Saba and Messrs. Hagler and Richards (filed as Exhibit 10.4 to Saba's quarterly report on Form 10-QSB for the quarter ended June 30, 1996 (File No.001-13880) and incorporated by reference)

10.43 Agreement Minutes concerning Colombia oil sales contract between Omimex as operator and Ecopetrol (filed as Exhibit 10.21to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

10.44 Operating Agreement between Omimex and Sabacol-Velasquez property (filed as Exhibit 10.22 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

10.45 Operating Agreement between Omimex and Sabacol-Cocorna and Nare properties (filed as Exhibit 10.23 to Saba's annual report on Form10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

10.46 Operating Agreement between Omimex and Sabacol-Velasquez-Galan Pipeline (filed as Exhibit 10.24 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

10.47 Operating Agreement between Omimex and Sabacol-Cocorna Concession property (filed as Exhibit 10.25 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

10.48     Life insurance  contract on life of Ilyas Chaudhary  (filed as Exhibit
          10.26 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-13880) and incorporated herein by reference)

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

10.63     Registration  Rights  Agreement dated as of December 31,1997 (filed as
          Exhibit 3(I).1(a) to Saba's Registration Statement on Form S-1, dated January 27, 1998 (File No. 333-45023) and incorporated herein by reference)

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

10.69 Press Release announcing the Proposed Combination between Saba and Omimex Resources, Inc. dated March 18, 1998 (filed as Exhibit 10.2 to Saba's Current Report on Form 8-K dated March 30, 1998 (File No. 001-13880) and incorporated herein by reference) 10.70 Preferred Stock Transfer Agreementdated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit 10.1 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

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

 10.83 Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the Shareholders of Saba Acquisub, Inc.*

 10.84 Agreement to Amend Common stock Purchase Agreement dated December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.85 Amendment No. 1 dated December 15, 1998 to Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the shareholders of Saba Acquisub, Inc. 10.1 to Saba's Current Report on Form 8-K dated December 18, 1998 File No. 001-13880) and incorporated herein by reference).

 10.86 Amendment to $1,500,000 Promissory Note (filed as Exhibit 10.86 to the Amendment No. 2 to the Company's Registration Statement filed on Form S-4 dated February 19, 1999 and incorporated herein by reference)

10.87     Exchange   Agreement   between  GREKA  Energy  and  RGC  International
          Investors*

10.88     Secured  Convertible  Promissory  Note*

10.89A sset Purchase Agreement entered into March 17, 1999 among Sabacol, Inc. and the Omimex Group*

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

23.1      Consent of Arthur Andersen LLP **

23.2      Consent of Bateman & Co., Inc.,  P.C.,  Independent  Certified  Public
          Accountants, related to the financial statements for GREKA Energy Corporation**

23.3      Consent of Netherland, Sewell & Associates, Inc.**

23.4      Consent of Sproule Associates Limited **

23.5      Consent  of  PricewaterhouseCoopers   LLP  related  to  the  financial
          statements of Saba Petroleum Company.**

27.1      Financial Data Schedule*

99.1      Consolidated Financial Statements of Saba Petroleum Company*

     * Filed with the previously filed Form 10-K of GREKA Energy for the year ended December 31, 1998.

     **   Filed herewith.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                            GREKA ENERGY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         REQUIRED BY ITEM 8 AND ITEM 14


                                                                          Page
Financial Statements of GREKA Energy Corporation

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .  F-3
Report of Independent Public Accountants . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheet as of December 31, 1998 . . . . . . . . . . .  F-4
Consolidated Statements of Operations for each of the
   two years ended December 31, 1998 . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Owners' Equity for each
   of the two years ended December 31, 1998 . . . . . . . . . . . . . . . F-6
Consolidated Statements of Cash Flows for each of the two
   years ended December 31, 1997 . . . . . . . . . . . . . . . . . . . .  F-9
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  F-11

Financial Statements of Saba Petroleum Company

Reports of Independent Public Accountants . . . . . . . . . . . . . . . . F-30
Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . . .  F-32
Consolidated Statements of Operations for each of the
   three years ended December 31, 1998 . . . . . . . . . . . . . . . . .  F-34
Consolidated Statements of Stockholders' Equity (deficit) for each of the three years ended December 31, 1998 . . . . . . . . . . . . . . F-35
Consolidated Statements of Cash Flows for each of the three
   years ended December 31, 1998 . . . . . . . . . . . . . . . . . . . . .F-37
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .F-39
Supplemental Information About Oil and Gas Producing Activities . . . . . F-70

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




Arthur Andersen LLP

New York, New York
April 15, 1999 (except for the matters discussed in Note 14 for which the date is September 16, 1999)

                        GREKA ENERGY CORPORATION (Note 2)
                           Consolidated Balance Sheet
                                December 31, 1998

                                     ASSETS

Current assets:
  Cash and cash equivalents                                    $      250,212

Accounts Receivable
  Trade, net of allowance for doubtful accounts of $74,092             20,807
  Other                                                               150,788
                                                               ---------------
Total Current Assets                                                  421,807

Investment in Saba Petroleum Company                               15,804,110
Investment in limestone property, at cost                           3,500,000
Properties and Equipment, at cost, net of accumulated
  depreciation and depletion of $4,081,340                            925,951
Deposits, prepayments and deferred charges                            154,937
                                                               ---------------

Total Assets                                                      $20,806,805
                                                               ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long term notes and notes payable      $    2,013,338
  Accounts payable and accrued expenses                               236,323
                                                               ---------------
Total Current Liabilities                                           2,249,661

Long term notes payable                                                52,634

Commitments and contingencies

Stockholders' equity
  Common Stock, no par value, 50,000,000 shares authorized,
    2,910,988 shares issued and outstanding                        25,735,019
  Accumulated deficit                                              (7,230,509)
                                                               ---------------

Total Stockholders' Equity                                         18,504,510
                                                               ---------------

Total Liabilities And Stockholders' Equity                        $20,806,805
                                                               ===============



     The accompanying notes are an integral part of these financial statements.

                        GREKA ENERGY CORPORATION (Note 2)
                      Consolidated Statements of Operations
                 For The Years Ended December 31, 1998 and 1997


                                               1998                 1997
                                       ------------------   ------------------
Revenues                               $         145,813    $         211,696
                                       ------------------   ------------------

Costs and Expenses
  Operating costs                                121,016              247,979
  Salaries and wages                             455,510              213,213
  Depreciation, depletion and
   amortization                                  333,468               24,016
  Writedown of oil and gas properties          3,171,485                    -
  Rentals                                         94,828               31,262
  Taxes, other than on income                     58,207               16,059
  Other administrative expenses                  933,244              495,823
                                       ------------------   ------------------
Total costs and expenses                       5,167,758            1,028,352
                                       ------------------   ------------------
Loss from operations                          (5,021,945)            (816,656)


Other income (expense)
  Equity in loss of Saba                        (586,020)                   -
  Gain (loss) on sale of assets                    9,223              (21,062)
  Interest income                                 83,242               11,873
  Interest expense                               (32,145)             (25,271)
                                       ------------------   ------------------
Net other income (expense)                      (525,700)             (34,460)
                                       ------------------   ------------------


Loss before income taxes                      (5,547,645)            (851,116)
Provision for income tax                               -                    -
                                       ------------------   ------------------
Net loss                               $      (5,547,645)   $        (851,116)
                                       ==================   ==================
Loss per share of common stock         $           (3.42)   $           (1.44)
                                       ==================   ==================
Weighted average number of shares
  outstanding                                  1,621,483              591,053
                                       ==================   ==================



     The accompanying notes are an integral part of these financial statements.

                        GREKA ENERGY CORPORATION (Note 2)
                    Consolidated Statements of Owners' Equity
                 For The Years Ended December 31, 1998 and 1997


                                 Common Stock          Series A Preferred Stock
                              --------------------     -------------------------
                              Shares        Amount          Shares      Amount
                              ------        ------          ------      ------

Balance, December 31, 1996    3,690      $     37                -      $    -

Stock issued for services    30,000           300                -           -

Stock issued in exchange
  for subordinated
  convertible debentures,
  and net assets of
  limited partnership       725,770         7,258                -           -

Stock issued for cash             -             -        3,000,000      30,000
                           --------      ---------      ----------   ----------

Balance prior to reverse
  merger with Petro
  Union, Inc.               759,460         7,595        3,000,000      30,000

Effect of reverse merger
  with Petro Union, Inc.    240,805      6,174,675      (3,000,000)    (30,000)

Stock issued for cash in
  Reg "S" offerings         552,470      5,801,518               -           -

Less, related offering
  costs                           -       (454,837)              -           -

Issuance of stock to
  retire note payable to
  related party               6,108          59,122              -           -

Net loss                          -               -              -           -
                           --------       ---------      ----------   ----------

Balance, December 31,
  1997                    1,558,843       11,588,073             -            -
                           --------        ---------     ----------   ----------

Stock issued for cash
  in Reg. "S" offering,
  net                        12,145           84,446             -            -

  The accompanying notes are an integral part of these financial statements.

                        GREKA ENERGY CORPORATION (Note 2)
                    Consolidated Statements of Owners' Equity
                 For The Years Ended December 31, 1998 and 1997
                                   (Continued)

                                                        Capital
                          Capital In                   Contributed
                        Excess of Par    Accumulated    by Limited
                            Value          Deficit       Partners      Total
                         ----------      ------------ ----------- ------------

Issuance of stock to
  purchase shares of
  Saba Petroleum
  Company                 1,340,000       14,062,500           -            -

Net loss                          -                -           -            -
                         ----------      ------------ ----------- ------------

Balance, December 31,
  1998                    2,910,988      $25,735,019           -  $         -
                         ==========      ============ =========== ============


Balance, December 31,
  1996                   $    3,445      $  (831,748) $  818,000  $   (10,266)

Stock issued for services         -                -           -          300

Stock issued in exchange
  for subordinated
  convertible debentures,
  and net assets of
  limited partnership     1,398,831                -    (818,000)     588,089

Stock issued for cash       570,000                -           -      600,000
                         ----------      ------------ ----------- ------------

Balance prior to reverse
  merger with Petro
  Union, Inc.             1,972,276         (831,748)          -    1,178,123

Effect of reverse merger
  with Petro Union, Inc. (1,972,276)               -           -    4,172,399

Stock issued for cash in
  Reg "S" offerings               -                -           -    5,801,518

Less, related offering
  costs                           -                -           -     (454,837)

  The accompanying notes are an integral part of these financial statements.

                        GREKA ENERGY CORPORATION (Note 2)
                    Consolidated Statements of Owners' Equity
                 For The Years Ended December 31, 1998 and 1997
                                   (Continued)

                                                        Capital
                          Capital In                   Contributed
                        Excess of Par    Accumulated    by Limited
                            Value          Deficit       Partners      Total
                         ----------      ------------ ----------- ------------
Issuance of stock to
  retire note payable to
  related party                   -                -           -       59,122

Net loss                          -         (851,116)          -     (851,116)
                         ----------      ------------ ----------- ------------

Balance, December 31,
  1997                            -       (1,682,864)          -    9,905,209
                         ----------      ------------ ----------- ------------

Stock issued for cash
  in Reg. "S" offering,
  net                             -                -           -       84,446

Issuance of stock to
  purchase shares of
  Saba Petroleum
  Company                         -                -           -   14,062,500

Net loss                          -       (5,547,645)          -   (5,547,645)
                         ----------      ------------ ----------- ------------

Balance, December 31,
  1998                   $        -      $(7,230,509) $        -  $18,504,510

                         ==========      ============ =========== ============


  The accompanying notes are an integral part of these financial statements.

                        GREKA ENERGY CORPORATION (Note 2)
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1998 and 1997


                                               1998                 1997
                                        -----------------   ------------------
Cash flow operating activities:
  Net loss                             $      (5,547,645)   $        (851,116)
  Adjustments to reconcile net loss
    to net cash used in operations:
  Depreciation, depletion, and
    amortization                                 333,468              177,426
  Writedown of oil and gas properties          3,171,485                    -
  (Gain) loss on sale of assets                   (9,223)              21,062
  Equity in net loss of Saba                     586,020                    -
  Stock and partners' capital issued
    for services                                       -                  300
  (Increase) decrease in accounts
    receivable                                    (3,626)              66,040
  (Increase) in accounts receivable,
    other                                       (147,355)                 520
  (Increase) in net other assets                (114,646)                   -
  Increase (decrease) in accounts
    payable and accrued expenses                (562,222)             136,716
                                       ------------------   ------------------
Net cash used in operating activities         (2,293,744)            (449,052)
                                       ------------------   ------------------

Cash flow from investing activities:
  Decrease (increase) in time deposits
    and funds held in escrow                   1,613,695           (1,613,695)
  Purchases of property and equipment         (1,168,519)          (1,502,462)
  Proceeds from sale of property and
    equipment                                     55,908               55,181
  (Increase) decrease in deposits and
    prepayments                                        -                1,286
  Acquisition of Saba common and
    preferred shares                          (2,327,630)                   -
                                       ------------------   ------------------
Net cash (used) in investing activities       (1,826,546)          (3,059,690)
Cash flows from financing activities:
  Repayments of Notes Payable                    (32,896)            (206,084)
  Proceeds of loans from affiliates            2,000,000               59,122
  Decrease in customer payments
    received in advance                                -              (30,000)

Proceeds from sale of stock, net of
  expenses                                        84,446            5,946,681
Other                                                  -               51,517
                                       ------------------   ------------------

  The accompanying notes are an integral part of these financial statements.

                        GREKA ENERGY CORPORATION (Note 2)
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1998 and 1997
                                   (Continued)

Net cash provided by financing
  activities                                   2,051,550            5,821,236
                                       ------------------   ------------------

Net increase (decrease) in cash and
  cash equivalents                            (2,068,740)           2,312,494
Cash and cash equivalents:
  Beginning of period                          2,318,952                6,458
                                       ------------------   ------------------
End of period                          $         250,212    $       2,318,952
                                       ==================   ==================


Non-cash financing and investing activities:
  Stock issued for services            $               -    $             300
  Stock issued for subordinated
    convertible debentures                             -              433,231
  Stock issued for net assets of
    limited partnership                                -              972,858
  Stock issued in satisfaction of
    note payable                                       -               59,122
  Stock issued for investment in
    Saba Petroleum Co.                        14,062,500                    -
  Property and equipment acquired by
    issuance of notes payable                          -              500,000
  Property and equipment acquired in
    reverse merger with Petro Union,
    Inc., net of debt assumed                          -            4,120,882


Supplementary cash flow data:
  Interest paid                                   20,562               26,324
  Income taxes paid                                    -                    -


  The accompanying notes are an integral part of these financial statements.

                        GREKA Energy Corporation (Note 2)
                   Notes to Consolidated Financial Statements
                                December 31, 1998



NOTE 1 - FINANCIAL CONDITION AND MANAGEMENT'S PLANS

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

To improve its financial situation, management is in the process of renegotiating the terms of Saba's 9% convertible senior subordinated debentures and Saba's Series A Convertible Preferred Stock and is negotiating a term and revolving credit agreement with a new bank. In addition, the Company is negotiating to sell certain non-core assets, including its Colombian subsidiary. In addition, the Company will begin operating Saba's refinery in California on a 100% basis beginning May 1, 1999, which is expected to significantly increase operating cash flows from this asset. The above mentioned transactions are in various stages of completion, and management believes that they will all be closed by June 30, 1999. As a result of the above factors and the pending nature of negotiations, there is substantial doubt about the Company's ability to continue as a going concern if management is not successful in its recapitalization plan. Management believes that the completion of the refinancing and sale transactions discussed above will remove any uncertainty as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. See Note 14 for Subsequent Events' Note discussing the status of the Company's recapitalization plan and the independent accountants' decision to remove the modification to their report on the 1998 financial statements of GREKA Energy.

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

         The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. Excluding the operations of the company's equity investment in Saba, it currently has production in the United States only. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.

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

     * International Publishing Holding s.a. ("IPH"), a Luxembourg society anonyme, loaned $200,000 to Petro Union secured by 50% interest in its nonproducing limestone reserves; the loan was then converted into 40,000 shares of new HVI no par value stock.

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

     Pro-forma summary statements of operations, combining Petro Union, Inc., and HVI, are as follows, assuming the merger had occurred January 1, 1997:

                                         Year Ended December 31, 1997

                          Petro Union, Inc.  Petro Union, Inc.,
                         (January 1 through        d/b/a
                         September 9, 1997)         HVI           Pro-Forma
                         ------------------    -------------     -------------

Revenues                    $    311,798       $    211,696      $    523,494
Cost of revenues                 237,801            247,979           485,780
                            -------------      -------------     -------------
Gross profit (loss)               73,997            (36,283)           37,714


General and administrative
  expenses                       264,550            780,373         1,044,923
                            -------------      -------------     -------------


(Loss) from operations          (190,553)          (816,656)       (1,007,209)
Other income (expense)            (7,933)           (34,460)          (42,393)
                            -------------      -------------     -------------


(Loss) before tax               (198,486)          (851,116)       (1,049,602)
Provision for taxes                    -                  -                 -
                            -------------      -------------     -------------


Net  (loss)                 $   (198,486)      $   (851,116)     $ (1,049,602)
                            =============      =============     =============


NOTE 4 - PURCHASE OF EQUITY INTEREST IN AND SUBSEQUENT MERGER WITH SABA PETROLEUM COMPANY

During 1998, GREKA entered into the following transactions to purchase its interests in Saba Petroleum Company (Saba).


Date          Consideration     Common Stock     Preferred Stock       Cost
----          -------------     ------------     ---------------  ------------

October                Cash           80,000                      $    70,130
October                Cash                                 690       750,000
November               Cash          333,333                        1,500,000
December       1.34 million
                  shares of
                      GREKA        2,971,766                       14,070,000
                                  ----------         -----------  ------------
Total                              3,385,099                 690  $16,390,130
                                  ==========         ===========  ============

In November, 1998, the Company paid $500,000 to the holder of Saba's Series A Preferred Stock to extend the term of an option to purchase 6,910 shares of Saba Series A Preferred Stock for an additional 30 days. The cash payment is reflected in the above table as part of the November purchases of shares. Such option expired unexercised. Therefore, as of December 31, 1998, GREKA held 3,385,099 common shares (29.8% of total outstanding) and 690 shares of convertible preferred stock of Saba. As of December 31 1998, GREKA accounts for its investment using the equity method.

GREKA 's $16.4 million equity method investment has been allocated to the fair value of each of Saba's assets and liabilities, as of December 31, 1998 in the following table. The amounts presented represent 29.8% of the estimated fair value of Saba's assets and liabilities (dollars in thousands).

            Refinery                           $12,218.0
            Oil and Gas Properties              10,581.8
            Land                                 3,580.5
            Other Assets                         5,994.2
            Liabilities and minority interest  (13,675.2)
            Preferred stock                     (2,309.2)
                                              -----------
            Total investment                   $16,390.1
                                              ===========


The summarized audited financial information of Saba is shown below as of December 31, 1998 and for the years ended December 31, 1998 and 1997:

Balance Sheet Data ................        1998           1997
                                        -----------    -----------
Oil and gas properties, net .......    $32,904,810    $54,844,840
Other assets, net .................     16,783,602     22,812,106
Current liabilities ...............     40,003,281     39,075,063
Other liabilities and
preferred stock ...................     13,176,220     28,984,304
                                        -----------    -----------
Net assets ........................   $ (3,491,089)   $ 9,597,579
                                        ===========    ===========
GREKA 's equity in net assets .....   $ (1,040,344)   $       N/A
                                        ===========    ===========


Earnings Data                           1998            1997
                                   ------------     ------------
Revenues ......................    $ 23,331,331     $ 35,995,762
Operating (loss) income .......     (24,024,215)       6,744,071
Net (loss) earnings ...........    $(28,650,823)    $  2,397,447
                                   ============     ============
GREKA's equity in loss ........    $   (586,020)             N/A
                                   ============     ============

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

Saba's principal assets are an asphalt refinery,  proved oil and gas reserves of
21.4 MBOE, with a standardized measure value of $38.4 million (using prices as of April 1, 1999) and various real estate holdings.

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


                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Dollars in thousands, except share amounts
Revenue ..........................................................     $ 23,477
Net loss .........................................................      (34,273)
Loss per common share ............................................        (8.08)

NOTE 5 - NON PRODUCING LIMESTONE PROPERTY

The Company owns, through a wholly owned subsidiary, a limestone property, including the land, timber and all the mineral rights associated with the property. International Publishing Holding s.a. (IPH), the Company's largest shareholder, holds an option that expires on September 9, 2000 to acquire 90% of such company for $3.5 million.

Subsequent to year-end, the Company entered into an agreement with IPH and Pembrooke Holdings Corporation (Pembrooke). Under the terms of such agreement, Pembrooke has the following options to acquire 100% of the shares of such subsidiary of GREKA:

     -    Pay  $3.5  million  by  March  31,  1999  and  four  $200,000   annual
          installments beginning March 31, 2001

     -    Pay  $3.85  million  by  May  30,  1999  and  four   $200,000   annual
          installments beginning March 31, 2001

     - Issue a non-recourse note for $5.7 million due on or before November 1,1999, the terms of which would require Pembrooke to pay $3.85 million to GREKA by May 31, 1999 or to pay GREKA $5.7 million on November 1, 1999.

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

NOTE 6 - PROPERTY AND EQUIPMENT:

         A summary of the Company's property and equipment as of December 31, 1998 is as follows:

          Oil and gas properties:
            Leasehold Costs                    $     2,058,177
            Intangible development
              costs                                    910,270
            Lease and well equipment                   289,717
            Storage facilities and
              gathering systems                        187,652
                                               ----------------
          Total                                      3,445,816
          Land and buildings                            85,814
          Drilling equipment                         1,242,189
          Transportation equipment                     163,632
          Office computer equipment                     69,840
                                               ----------------
          Total cost                                 5,007,291
          Accumulated depletion and
            depreciation                             4,081,340
                                               ----------------
                                               $       925,951
                                               ================

Depreciation, depletion and amortization (including an impairment charge of $3,171,485) charged against income was $3,504,953 and $160,833 in 1998 and 1997, respectively.

Useful lives are as follows:

Buildings .............................................           20 to 40 years
Drilling equipment ....................................           5 to 10 years
Transportation equipment ..............................           5 to 6 years
Office and computer equipment .........................           3 to 10 years

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

         The Company leases office space, automobiles, computers, and other equipment under various operating leases. The Company has options to renew these leases. Aggregate commitments under these leases at December 31, 1998 were as follows:

                          Year Ending December 31:       Amount
                          -----------------------     ----------
                                  1999                $   29,418
                                  2000                    20,570
                                  2001                    16,146
                                  2002                    16,146
                                  2003                    16,146



         Rent expense included in the accompanying statements of operations was $76,778 and $31,262 in 1998 and 1997, respectively.

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


                                                            December 31,
                                                                 1998
                                                            ------------
Deferred tax asset (liability) attributable to:
  Net operating loss carryover ............................   14,996,540
  Accumulated depreciation ................................      974,692
                                                            ------------

Subtotal ..................................................   15,971,232
Less, Valuation allowance .................................  (15,971,232)
                                                            ------------

Net deferred tax asset .................................... $       --
                                                            ============


As indicated above, a significant net operating loss carryover has been incurred in prior years, primarily by Petro Union. Management has not yet determined the extent to which the net operating loss will be limited under Section 382 of the Internal Revenue Code, if any, as a result of the merger with HVI. The net operating loss expires, if unused, as follows:

                         Expires in            Amount
                         ----------       -------------
                           2007           $     214,000
                           2008               7,236,400
                           2009               4,551,900
                           2010                 510,700
                           2011              24,437,600
                           2012               1,103,400
                           2013               4,847,300
                                          -------------
                          Total           $  42,901,300
                                          =============

NOTE 9 - NOTES PAYABLE:

Details of long term notes payable are as follows:

Note payable to International Publishing
  Holding, S.A. (IPH) dated November 2, 1998,
  with interest at 6% .......................   $ 1,500,000
Note payable to IPH dated October 8, 1998,
  without interest ..........................       500,000
Other Notes .................................        65,972
                                                -----------
Total .......................................     2,065,972
Less, amount due within one year ............    (2,013,338)
                                                -----------
Net long term portion .......................   $    52,634
                                                ===========


Current maturities of long term notes are as follows:

                           1999          2,013,338
                           2000             18,660
                           2001             13,719
                           2002             12,072
                           2003              8,183
                                       ------------
                          Total        $ 2,065,972
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

On October 14, 1998, the Company's Chairman and CEO was granted options to purchase an additional 110,000 shares of the Company's no par value common stock at an option price of $8.25 per share (which equaled the market price on this date). In addition, other employees, directors and consultants were granted options to purchase an additional 140,000 shares of the Company's no par value common stock at an option price of $8.25 per share.

A summary of the outstanding options follows:

                                            1998                    1997
                                         -------                 -------------
                                         Weighted                  Weighted
                                          Average                  Average
                                         Exercise                  Exercise
                            Shares        Price      Shares          Price
                           --------      -------    --------     -------------
Options outstanding,
  January 1                 300,000      $  5.00           -     $          -
Options granted             250,000         8.25     300,000             5.00
Options terminated          150,000         5.00           -                -
                           --------      -------    --------     -------------
Options outstanding,
  December 31               400,000         7.03     300,000             5.00
Exercisable at year end      30,000         5.00           -                -
Weighted average fair
  value of options granted                  3.30                         7.88

The Company also granted warrants to purchase common stock to the purchasers of shares from one of the 1997 "Reg S" offerings. A summary is as follows:

                Number of
Date Granted     Shares       Option Price    Effective Date  Expiration Date
------------     ------       ------------    --------------  ---------------
September 29,
    1997         127,750         $15.00         January 1,      December 31,
                                                   1998              1999

Such warrants expired unused on December 31, 1998.

As permitted under SFAS 123, the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                               December 31,   December 31,
                                                   1998           1997
                                               -------------  ------------

   Net loss:               As reported         $ (5,547,645)  $  (851,116)
                           Pro forma           $ (6,139,691)  $(1,245,162)


   Basic and diluted EPS   As reported         $      (3.42)  $     (1.44)
                           Pro forma           $      (3.78)  $     (2.11)

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

Production Revenues and Costs

                                           For the year ended December 31,
                                       --------------------------------------
                                            1998                     1997
                                       ------------             -------------

Revenue                                $    145,813             $    211,696
Production Costs                            121,016                  247,979
Depreciation, depletion,
amortization                                333,468                   24,016
Writedown of oil and gas properties       3,171,485                        -
                                       -------------            --------------
Pretax (loss) from producing
activities                             $ (3,480,156)            $    (60,299)


                                            1998                     1997
                                       ------------             -------------
Capitalized costs at year end:
  Proved reserves                      $  3,445,816             $  1,963,337
  Unproved reserves                               -                  400,000
                                       -------------            --------------
                                          3,445,816                2,363,337

Less, Accumulated depreciation,
  depletion and amortization             (3,242,711)                 (57,598)
                                       -------------            --------------

Net investment in oil and gas
  properties                           $    203,105             $  2,305,739
                                       =============            ==============


                                            1998                     1997
                                       ------------             -------------
Capitalized
  Costs Incurred:
  Acquisition of properties:
  Proved                               $          -             $  1,679,131
  Unproved                                        -                  400,000
  Exploration costs                               -                        -
  Development costs                       1,082,479                  284,206
                                       -------------            --------------
  Total Capitalized Cost, Incurred     $  1,082,479             $  2,363,337
                                       =============            ==============


Discounted Future Net Cash Flows (unaudited)

The following information relating to discounted future net cash flows has been prepared on the basis of the Company's estimated net proved oil and gas reserves in accordance with FASB Statement No. 69.

Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                            1998                     1997
                                       ------------             -------------
Future cash flows                      $  1,725,500             $ 40,103,600

Future costs:
  Development                              (440,000)              (5,281,800)
  Production                               (793,700)             (23,805,600)
                                       -------------            --------------

Future net cash flows before income
  taxes                                     491,800               11,016,200
Future income taxes                               -               (3,304,800)
                                       -------------            --------------

Future net cash flow after income
  taxes                                     491,800                7,711,400
Discount at 10% per annum                  (231,100)              (3,101,100)
                                       -------------            --------------

Standardized measure of discounted
  future net cash flows                $    260,700             $  4,610,300
                                       =============            ==============

Changes in Discounted Future Net Cash Flow, from Proved Reserve Quantities:

                                            1998                     1997
                                       ------------             -------------
Balance, beginning of year
                                       $  4,610,300             $          -
  Sales and transfers of oil and gas
    produced, net of production costs       (17,443)                 (13,578)
  Net changes in prices and production
    costs                                (3,721,007)                       -
  Purchases of minerals in place                  -                4,623,878
  Sales of minerals in place                      -                        -
  Changes in estimated future
    development costs                     4,841,800                        -
  Revisions of previous quantity
    estimates                            (4,771,053)                       -
  Accretion of discounts                    861,000                        -
  Net change in income taxes              1,751,000                        -
  Change in production rates (timing)
    and other                            (3,293,897)                       -
                                       -------------            --------------
Standardized measure of discounted
  future net cash flows                $    260,700             $  4,610,300
                                       =============            ==============

Reserve Information (Unaudited):

The following information with respect to the Company's 1998 and 1997 net proved oil and gas reserves are estimates based on reports prepared by Netherland, Sewell & Associates, Inc. for the California properties and evaluations by two individual independent engineers and geologists pursuant to principles set forth by the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers. Proved developed reserves represent only those reserves expected to be recovered through existing wells using equipment currently in place. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells or from existing well after material recompletion expenditures. All of the Company's reserves, excluding those of its equity method investment are located in the United States.

                                            1998                     1997
                                          Oil bbls                Oil bbls
                                       ------------             -------------
   Proved developed and
     undeveloped reserves
   Balance, beginning of year            2,553,007               1,826,385
   Production                              (12,935)                 (2,112)
   Discoveries, extensions, etc.


   Acquisition of reserves in
     place                                                         728,734
   Revisions of estimates               (2,289,851)
                                       ------------            ------------
Balance, end of year                       250,221               2,553,007
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

                                        Gas          Oil
                                       MMcf         Mbbl
                                   -----------   ---------
   Proved reserves                  6,853,334       4,144
                                   -----------   ---------


                                                    (Dollars in
                                                     Thousands)

      Future cash inflows .........................   $ 43,815

      Future costs

           Production .............................    (24,243)

           Development ............................      (7864)

      Future income tax expense ...................        (93)
                                                      --------

      Net future cash flows .......................     11,615

           Discount - 10% .........................     (4,724)

      Standardized measure of
      discounted future net cash flows ............   $  6,891
                                                      ========
                                      F-25

Acquisition of Saba in March 1999:

As discussed in Note 4, subsequent to year end, the Company completed its acquisition of Saba. The following information with respect to the Company's estimated net proved oil and gas reserves are estimates based upon reports prepared by independent petroleum engineers (Netherland, Sewell & Associates, Inc. for the U.S. properties and Sproule Associates Limited for the Canadian properties) If this acquisition had been recorded in 1998, it would have increased the Company's proved reserves as of December 31, 1998 as follows:

                                Acquired Properties      Company Pro Forma
                                -------------------      -----------------
                                  Gas          Oil       Gas          Oil
                                 MMcf         Mbbl      MMcf         Mbbl
                          -----------    ---------  -----------  ---------
   Proved Reserves         22,997,765       13,905   22,997,765     14,155
                          ===========    =========  ===========  =========

Discounted future cash flows at December 31, 1998 related to Saba and on a Company pro forma basis as if the acquisition had occurred in 1998 are as follows (in thousands):

                                                     Company Pro
                                                   Saba         Forma
                                              -----------    -----------
   Future cash inflows                        $   147,033    $   148,758
   Future costs
     Production                                   (81,354)       (81,754)
     Development                                  (26,389)       (27,183)
     Future income tax expense                       (312)          (312)
                                              ------------   ------------
     Future net cash flows                         38,978         39,509
     Discount - - 10% annually                    (15,853)       (16,084)
                                              ------------   ------------
   Standardized measure of discounted future
     net cash flows                           $    23,125    $    23,425
                                              ============   ============


NOTE 14 - SUBSEQUENT EVENTS, FINANCIAL CONDITION, AND MANAGEMENT'S PLANS:

As discussed in Note 1, the Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company's independent public accountants issued a modified report on April 15, 1999 expressing substantial doubt as to the Company's ability to continue as a going concern.

To improve its financial situation, the Company has entered into, and executed, transactions that conform to the Company's strategy to capitalize on its asset base, including the following events:

     * The Company, effective on May 1, 1999, began direct and full management of all of the operational and financial affairs of its wholly-owned asphalt refinery in California. Assumption of the refinery's management by the Company has increased cash flow from operations,

     * The Company negotiated and executed a new $11.0 million financing facility ($6 million term Loan and $5 million revolving loan) with BNY Financial Corporation, a new bank, in May, 1999,

     * The Company repaid $6.0 million of Saba's existing Bank One, Texas note payable in May , 1999,

     * The Company, Saba, and Bank One, Texas executed in July, 1999 an amended and restated forbearance agreement under which Bank One, Texas has agreed to forbear from exercising its remedies to collect the indebtedness owed by Saba through September 15, 1999 under the condition that the Company obtain a financing commitment from another financial institution which will fund the Company's retirement of all liabilities owed to Bank One, Texas on, or before, September 15, 1999.

     * The Company executed a commitment with a financial institution to lend the Company $14 million. The proceeds of this or other new loan, to be closed prior to September 30, 1999, will be used by the Company to retire all liabilities owed to Bank One, Texas,

     * The Company executed a term sheet to restructure Saba's Series A Convertible Preferred Stock, * The Company executed a term sheet to restructure Saba's 9% Convertible Senior Subordinated Debentures,

     * The Company executed on June 30, 1999 the $10 million sale of its Colombian oil and gas assets. As part of the transaction, the Company's note payable was cancelled to the operator of the Company's Colombian oil and gas properties and the purchaser of the Company's oil and gas properties assumed the Company's liability for 1997 and 1998 Colombian income taxes. As part of this transaction, the Company acquired interests in two producing oil and gas properties in California valued at $790,000. The Company may receive an additional payment of up to $5 million from the purchaser of the Colombian assets if certain conditions are met by May 31, 2000,

     * The Company acquired on July 31, 1999 the remaining common stock of Beaver Lake Resources Corporation that it did not previously own.
          Beaver Lake Resources Corporation and its valuable assets are now wholly-owned by the Company,

     * The Company executed an extension of the maturity date to September 30, 1999 on notes payable to primary stockholders,

     * The Company executed on August 17, 1999 a production sharing contract with the China United Coalbed Methane Corporation Ltd. to jointly exploit coalbed methane resources in Fengcheng, East China's Jiangxi Province. The thirty-year contract provides that the Company, as operator, will drill at least ten coalbed methane wells over a three-year term.

The Company reported net income in the amount of $1,250,000 for the three-month quarterly period ended June 30, 1999 and generated cash flow from operations of nearly $4,000,000 for the same period. Management attributes the improved results to the conclusion of the transactions discussed above, the improved oil and gas market selling prices, and the full operation of the Company's California asphalt refinery. With the improved operating results and the related improvement in cash flows and refinancings, the Company's financial position has improved.

The Company's Independent Public Accountants, after consideration of the refinancing transactions and the improvements in the operations and financial position as a whole, on September 16, 1999 revised its Report, first issued on April 15, 1999, deleting the fourth paragraph of the previously issued report in its entirety. The deleted paragraph expressed the Independent Public Accountants' substantial doubt as to the ability of the Company to continue as a going concern.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Saba Petroleum Company:

We have audited the accompanying consolidated balance sheet of Saba Petroleum Company and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Saba Petroleum Company and subsidiaries, as of December 31, 1998, and the consolidated results of their operations and cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a significant noncash ceiling writedown, has violated certain of its debt covenants and has negative stockholders' equity all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Arthur Andersen LLP
New York, New York
April 15, 1999

To the Board of Directors and Stockholders
Saba Petroleum Company

We have audited the accompanying consolidated balance sheet of Saba Petroleum Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Petroleum Company and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's near term liquidity may not be sufficient to satisfy their short term obligations, which raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
April 15, 1998




                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                  ASSETS

                                                                                  1998            1997
                                                                          ------------    ------------

Current Assets ........................................................   $    999,132
         Cash and cash equivalents ....................................   $  1,507,641
         Accounts receivable, net of allowance for doubtful accounts of
         $81,000 (1990) and $69,000 (1997) ............................      4,178,756       6,459,074
         Other current assets .........................................      2,509,819       4,589,501
                                                                          ------------    ------------
         Total Current Assets .........................................      7,687,707      12,556,216
                                                                          ------------    ------------
Property and Equipment
         Oil and gas properties (full cost method) ....................     79,077,124      76,562,279
         Land .........................................................      3,191,616       2,685,605
         Plant and equipment
                                                                             6,086,056       5,682,800
                                                                          ------------    ------------
                                                                            88,354,796      84,930,684
         Less accumulated depletion, depreciation and impairment
                                                                           (47,781,369)    (22,325,276
                                                                          ------------    ------------
         Total Property and Equipment .................................     40,573,427      62,605,408
                                                                          ------------    ------------
Other Assets
         Notes receivable, less current portion .......................        522,888       1,385,092
         Deferred financing costs .....................................        440,943         553,030
         Due from related parties .....................................         31,919         235,608
         Deposits and other ...........................................        431,528         321,592
                                                                          ------------    ------------
                  Total Other Assets ..................................      1,427,278       2,495,322
                                                                          ------------    ------------
                                                                          $ 49,688,412    $ 77,656,946
                                                                          ============    ------------

         The accompanying notes are an integral part of these financial statements.




                                        SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1998 AND 1997


                                    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


                                                                                  1998            1997
                                                                          ------------    ------------
Current Liabilities
         Accounts payable and accrued liabilities .....................   $ 12,671,215    $ 10,104,519
         Income taxes payable .........................................      2,156,321         733,887
         Current portion of long-term debt ............................     28,750,743      13,441,542
                                                                          ------------    ------------

         Total Current Liabilities ....................................     43,578,279      24,279,948
                                                                          ------------    ------------

Long-term Debt, net of current portion ................................      1,627,835      19,609,855
Other Liabilities .....................................................         98,923          78,069
Deferred Taxes ........................................................           --           784,930
Minority Interest in Consolidated Subsidiary ..........................        585,292         752,570
Convertible Preferred Stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 8,000 (1998) and 10,000 (1997) shares
                                                                             7,289,170       8,511,450

Commitments and contingencies

Stockholders' (Deficit) Equity
         Common Stock, $.001 par value, authorized 150,000,000 shares;
         issued and outstanding 11,385,726 (1998) and 10,883,908 (1997)
         shares .......................................................         11,386          10,884
         Capital in excess of par value ...............................     18,720,797      17,321,680
         (Accumulated deficit) Retained earnings ......................    (21,981,818       7,200,292
         Deferred compensation ........................................           --          (803,000)
         Accumulated other comprehensive loss .........................       (241,452)        (89,732)
                                                                          ------------    ------------

                  Total Stockholders' (Deficit) Equity ................     (3,491,087)
                                                                                            23,640,124

                                                                          $ 49,688,412    $ 77,656,946
                                                                          ============    ============

         The accompanying notes are an integral part of these financial statements.





                                        SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                         1998            1997            1996
                                                                 ------------    ------------    ------------
Revenues
         Oil and gas sales ...................................   $ 19,706,232    $ 33,969,151    $ 31,520,757
         Other ...............................................      3,625,099       2,016,611       1,681,587
                                                                 ------------    ------------    ------------

         Total Revenues ......................................     23,331,331      35,995,762      33,202,344
                                                                 ------------    ------------    ------------

Expenses
         Production costs ....................................     13,608,466      16,607,027      14,604,291
         General and administrative ..........................      6,529,961       5,124,771       3,919,435
         Depletion, depreciation and amortization
                                                                    7,124,269       7,264,956       5,527,418
         Write down of oil and gas properties ................     20,092,850         254,937               -
                                                                 ------------    ------------    ------------

         Total Expenses ......................................     47,355,546      29,251,691      24,051,144
                                                                 ------------    ------------    ------------

Operating (Loss) Income ......................................    (24,024,215)      6,744,071       9,151,200
                                                                 ------------    ------------    ------------
Other Income (Expense)
         Interest income .....................................        137,842         165,949         114,302
         Other ...............................................       (402,495)       (280,489)         92,149
         Interest expense ....................................     (3,589,332)     (2,304,517)     (2,401,856)
         Gain on issuance of shares of subsidiary ............              -           4,036           8,305
                                                                 ------------    ------------    ------------

         Other Income (Expense), net .........................     (3,853,985)     (2,415,021)     (2,187,100)
                                                                 ------------    ------------    ------------
         (Loss) Income Before Income Taxes ...................    (27,878,200)      4,329,050       6,964,100

Provision for Taxes on Income ................................       (887,050)     (1,875,720)     (2,957,983)
Minority Interest in Loss (Earnings of Consolidated Subsidiary
                                                                      114,427         (55,883)       (241,401)
                                                                 ------------    ------------    ------------

         Net (Loss) Income ...................................    (28,650,823)      2,397,447       3,764,716

Other Comprehensive Loss - net of tax
         Foreign currency translation adjustments ............       (151,720)       (101,014)        (11,198)
                                                                 ------------    ------------    ------------
         Comprehensive (Loss) Income .........................   $(28,954,263)   $  2,296,433    $  3,753,518
                                                                 ============    ============    ============

Net (Loss) Earnings per Common Share
         Basic ...............................................   $      (2.60)   $       0.23    $       0.43
         Diluted .............................................   $      (2.60)   $       0.22    $       0.37

Weighted Average Common Shares Outstanding
         Basic ...............................................     11,031,193      10,649,766       8,803,941
         Diluted .............................................     11,031,193      12,000,940      11,825,453


The accompanying notes are an integral part of these financial statements.





                                        SABA PETROLEUM COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                           Common Stock

                                                                        Accumulated                  Regained          Total
                                                           Capital in      Other       Unearned      Earnings      Stock-holders'
                                                         Excess of Par Comprehen-sive  Compensa    Accumulated        Equity
                                  Shares      Amount        Value      Income (Loss)    -tion       (Deficit)       (Deficit)
                                  ------      ------        -----      -------------    -----       ---------       ---------

Balance at December 31, 1995     8,529,180   $ 8,529   $  6,787,611    $  22,480    $  (8,500)   $  1,038,129    $  7,848,249

Issuance and exercise of
options .....................      118,000       118        646,982         --           --              --           647,100

Issuance of common stock ....       14,000        14         41,986         --           --              --            42,000

Foreign currency translation
        adjustment ..........         --        --             --        (11,198)        --              --           (11,198)

Unearned compensation .......         --        --             --           --          8,500            --             8,500

Debenture conversions .......    1,419,846     1,420      5,414,423         --           --              --         5,415,843


Net income ..................         --        --             --           --           --         3,764,716       3,764,716
                                ----------   -------   ------------    ---------    ---------    ------------    ------------

Balance at December 31, 1996    10,081,026    10,081     12,891,002       11,282         --         4,802,845      17,715,210

Issuance and exercise of
options .....................      154,000       154      1,409,842         --       (803,000)           --           606,996

Issuance of warrants ........         --        --          622,000         --           --              --           622,000

Foreign currency translation
        adjustment ..........         --        --             --       (101,014)        --              --          (101,014)

Debenture conversions .......      648,882       649      2,398,836         --           --              --         2,399,485

Net income ..................         --        --             --           --           --         2,397,447       2,397,447
                                ----------   -------   ------------    ---------    ---------    ------------    ------------

Balance at December 31, 1997    10,883,908    10,884     17,321,680      (89,732)    (803,000)      7,200,292      23,640,124

Issuance and exercise of
options .....................       58,000        58        105,042         --           --              --           105,100

Issuance of common stock ....      438,333       439      1,288,311         --           --              --         1,288,750

Foreign currency translation
        adjustment ..........         --        --             --       (151,720)        --              --          (151,720)

Debenture conversions .......        5,485         5         20,887         --           --              --            20,892

Amortization of deferred
        compensation ........         --        --             --           --         37,877            --            37,877



Cancellation of stock options         --        --         (765,123)        --        765,123            --              --

Preferred Stock dividends ...         --        --             --           --           --          (531,287)       (531,287)

Stockholder contribution ....         --        --          750,000         --           --              --           750,000


Net loss ....................         --        --             --           --           --       (28,650,823)    (28,650,823)
                                                       ------------    ---------    ---------    ------------    ------------

Balance at December 31, 1998    11,385,726   $11,386   $ 18,720,797    $(241,452)   $    --      $(21,981,818)   $ (3,491,087)
                                ==========   =======   ============    =========    =========    ============    ============



    The accompanying notes are an integral part of these financial statements.



                                       SABA PETROLEUM COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998            1997            1996
                                                         ------------    ------------    ------------
Cash Flows from Operating Activities
 Net (loss) income ...................................   $(28,650,823)   $  2,397,447    $  3,764,716
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:

   Depletion, depreciation and amortization ..........      7,124,269       7,264,956       5,527,418
   Writedown of oil and gas properties ...............     20,092,850         254,937            --
   Amortization of unearned compensation .............         37,877            --             8,500
   Deferred tax provision ............................       (784,930)        248,645         366,389
   Compensation expense attributable to
    the issuance of non-employee options .............        311,350         106,000          91,600
   Minority interest in (losses) earnings of
    consolidated subsidiary ..........................       (114,427)         55,883         241,401
   Gain on issuance of shares of subsidiary ..........           --            (4,036)         (8,305)
   Changes in:

    Accounts receivable ..............................      1,718,418         859,286      (2,919,285)
    Other assets .....................................        519,578         (24,304)       (572,233)
    Accounts payable and accrued liabilities .........      2,679,787       4,768,747        (237,328)
    Income taxes payable and other liabilities .......      1,523,953        (973,681)        650,644
                                                         ------------    ------------    ------------
     Net Cash Provided by Operating Activities .......      4,457,902      14,953,880       6,913,517
                                                         ------------    ------------    ------------
Cash Flows from Investing Activities

 Deposit of restricted certificate of deposit ........           --              --         1,750,000
 Expenditures for oil and gas properties .............     (6,571,573)    (32,874,800)    (12,171,392)
 Expenditures for equipment, net .....................       (543,973)     (2,039,234)       (585,893)
 Proceeds from sale of oil and gas properties ........      5,254,066         234,141         256,646
 Increase in notes receivable ........................        (36,000)     (2,114,953)     (1,172,639)
 Proceeds from notes receivable ......................        366,111         629,109          67,384
                                                         ------------    ------------    ------------
     Net Cash Used in Investing Activities ...........     (1,531,369)    (36,165,737)    (11,855,894)
                                                         ------------    ------------    ------------

Cash Flows from Financing Activities
Proceeds from notes payable and long-term debt .......      4,151,288      28,725,454      17,085,315
 Principal payments on notes .........................     (7,110,941)    (15,972,780)    (12,296,839)
     payable and long-term debt
 Preferred stock dividends paid ......................        (51,288)           --              --
 Redemption of preferred stock .......................     (1,702,280)           --              --
 Increase in deferred financing costs ................           --              --          (165,777)
 Net change in accounts with related parties .........        203,689        (131,562)        (21,251)
 Net proceeds from exercise of options and issuance of
     common stock ....................................      1,082,500         227,500         422,500
 Proceeds from issuance of preferred stock, net ......           --         8,511,450            --
 Issuance of warrants ................................           --           622,000            --
 Capital subscription of minority interest ...........           --             8,535          12,805
                                                         ------------    ------------    ------------
 Net Cash (Used in) Provided by Financing Activities .     (3,427,032)     21,990,597       5,036,753
                                                         ------------    ------------    ------------
Effect of Exchange Rate Changes on Cash and

 Cash Equivalents ....................................         (8,010)         (5,135)           (627)
                                                         ------------    ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents .       (508,509)        773,605          93,749
Cash and Cash Equivalents at Beginning of Year .......      1,507,641         734,036         640,287
                                                         ------------    ------------    ------------
Cash and Cash Equivalents at End of Year .............   $    999,132    $  1,507,641    $    734,036
                                                         ============    ============    ============

  The accompanying notes are an integral part of these financial statements.

                   SABA PETROLEUM COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


General

Saba Petroleum Company ("Saba" or "the Company") is a Delaware corporation formed in 1979 as a natural resources company. Saba is an international oil and gas producer with principal producing properties located in the continental United States, Canada and Colombia. Until 1994, all of the Company's principal assets were located in the United States. In 1994 and 1995, the Company acquired interests in producing properties in Canada and Colombia. In March 1999, the Company entered into an agreement to sell substantially all of its Colombian assets (see Note 16). For the years ended December 31, 1998 and 1997, approximately 40.6% and 38.3% of the Company's gross revenues from oil and gas production were derived from its international operations. The Company's principal United States oil and gas producing properties are located in California, Louisiana, New Mexico and Wyoming.

Acquisition of Saba by Horizontal Ventures, Inc.

On October 8, 1998, Horizontal Ventures, Inc. ("HVI") disclosed that, acting in concert with International Publishing Holding, S.A., its largest shareholder, it had acquired over five percent of the Company's outstanding Common Stock, with the intent to gain control of Saba. On October 14, 1998, a Schedule 13D was filed by HVI. On October 8, 1998, Saba and HVI entered into a Common Stock Purchase Agreement by which HVI agreed to purchase by December 4, 1998, 2.5 million shares of Saba's Common Stock in exchange for cash in the amount of $7.5 million. On December 3, 1998, the Company and HVI agreed to extend the closing date of the Common Stock Purchase Agreement to January 31, 1999.

In December 1998, the Company issued 333,333 shares of Common Stock to HVI in exchange for $1.0 million paid by HVI in connection with an interim closing of the Common Stock Purchase Agreement.

On December 7, 1998, HVI and the Company disclosed that the Board of Directors of the Company approved HVI's proposal to merge with the Company. Under the merger proposal, the Company's stockholders will receive one share of HVI's common stock for each six shares of the Company's Common Stock outstanding. That exchange ratio is based upon (i) a total of 11,385,726 shares of Saba Common Stock outstanding (11,052,393 shares outstanding as of December 2, 1998 plus 333,333 shares issued to HVI on December 7, 1998), (ii) a price of $2.02 for the Company's Common Stock based on a 55 percent premium over the average closing price of the Company's Common Stock from November 2, 1998 through December 2, 1998, and (iii) the average closing price of HVI's common stock of $12.14 during the same period.


As of December 31, 1998, approximately 35% of the Company's outstanding common stock is owned directly, or indirectly, by Horizontal Ventures, Inc. ("HVI"). In March 1999, the Company was purchased by and merged into a subsidiary of HVI, which has subsequently been renamed Greka Energy Corporation.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management's Plans

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During 1998, due to decreased prices for natural gas and crude oil in all locations in which the Company does business, the Company incurred significant losses, due primarily to reduced production and related oil and gas sales and a total of $20.1 million of non-cash ceiling writedowns of its oil and gas assets, without any reduction for tax benefits. As a result of these factors, the reported net loss was $28.7 million, or $2.60 per share. Also as a result of these adjustments, the Company has negative stockholders' equity of approximately $3.5 million as of December 31, 1998. In addition, the Company is not in compliance with certain requirements, restrictions and other covenants in its 9% convertible senior subordinated debentures ($3.6 million), its revolving ($15.6 million) and term ($4.5 million) bank loan agreements, its loan from the operator of properties owned by the Company in Colombia ($4.2 million) and its Series A Convertible Preferred Stock (with a stated value of $8.0 million). As a consequence, the Company cannot borrow under its revolving bank loan agreement. In addition, the Company's exploratory prospect in Indonesia requires a multi-year work commitment of $17.0 million, which period began October , 1997. The Company has also received a notice of default from the Colombian tax authorities for the payment of income taxes for 1997. Due to the Company not being in compliance with the above mentioned requirements, restrictions and other covenants, combined with other normal maturities of long term debt, $28.8 million of such long term debt is classified as currently payable and, as a result, the Company has a working capital deficit of $35.9 million.

In March 1999, the Company was acquired by Horizontal Ventures, Inc. (HVI), a publicly traded company in the oil and gas industry, through the issuance of HVI common shares for Saba common shares (see Note 16). Prior to and after the merger, HVI and Saba management have been pursuing steps to improve the financial condition of the Company. The Company is in the process of renegotiating the terms of its 9% convertible senior subordinated debentures and its Series A Convertible Preferred Stock and is negotiating a term and revolving credit agreement with a new bank. In addition, the Company is negotiating to sell certain non-core assets, including its Colombian assets. In addition, the Company will begin operating its refinery in California on a 100% basis beginning May 1, 1999, which is expected to significantly improve its operating cash flows. The above mentioned transactions are in various stages of completion and management believes that they will all be closed by June 30, 1999. As a result of the above factors and the pending nature of negotiations, there is substantial doubt about the Company's ability to continue as a going concern if management is not successful on its recapitalization plan. Management believes that the completion of the refinancing, and the sale transactions discussed above will remove any uncertainty as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial estimates are based on remaining proved natural gas and oil reserves. See Supplemental Information About Oil and Gas Producing Activities. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates.

Certain reclassifications for prior years have been made to conform with current year presentation.

Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  and  majority-owned  subsidiaries.   All  significant  intercompany
balances and transactions have been eliminated.

Fair Value of Financial Instruments

Cash and Cash Equivalents - The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

Other Financial Instruments - The Company does not hold or issue financial instruments for trading purposes. The Company's financial instruments consist of notes receivable and long-term debt. The fair value of the Company's notes receivable and long-term debt, excluding the Debentures, is estimated based on current rates offered to the Company for similar issues of the same remaining maturities. The fair value of the Debentures is based on market prices.

Derivative Instruments - The Company does not utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

The fair value of the Company's notes receivable and long-term debt, excluding the Debentures, at December 31, 1998 and 1997, approximates carrying value. The carrying value and fair value of the Debentures at December 31, 1998 and 1997 are as follows:

                                         1998                     1997
                               -----------------------   -----------------------
                               Carrying       Fair        Carrying        Fair
                                 Value        Value         Value        Value
                               ----------   ----------   ----------   ----------
9% convertible senior
subordinated Debentures,
due 2005 ....................  $3,575,000   $3,289,000   $3,599,000   $6,298,250

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


No bid or ask price was available to determine the fair value of the Debentures at March 31, 1999.

Oil and Gas Properties

The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs, in separate cost centers for each country, incurred in connection with the acquisition of oil and gas properties and with the exploration for and development of oil and gas reserves. Such costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a significant change in reserves in which case the gain or loss is recognized.

Depletion of the capitalized costs of oil and gas properties, including estimated future development, site restoration, dismantlement and abandonment costs, net of estimated salvage values, is provided using the equivalent unit-production method based upon estimates of proved oil and gas reserves and production which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties and associated costs are not amortized but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Such costs relate to projects which were undergoing exploration or development activities, or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are not to exceed their related estimated future net revenues discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair market value of unproved properties.

A significant portion of the Company's exploration, development and production activities are conducted jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

In connection with its efforts to increase proved oil and gas reserves through acquisition, exploration and development activities, the Company charges to its full cost pools certain costs related to those activities, including allocated payroll attributable to personnel directly involved in efforts to increase proved reserves. Such charges do not include costs related to production, general corporate overhead, or similar activities.

The total amounts of cumulative capitalized charges for internal expenses are as follows for the listed periods:

December 31, 1998                              $1,909,850
December 31, 1997                              $1,652,200
December 31, 1996                              $1,005,950

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amounts are gross charges to the property accounts and do not reflect subsequent adjustments for abandoned projects, dispositions or ceiling test writedowns.

Plant and Equipment

Plant, consisting of an asphalt refining facility, is stated at the acquisition price of $500,000 plus the cost to refurbish the equipment. Depreciation is calculated using the straight-line method over its estimated useful life. Equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the equipment, ranging from three to fifteen years. Depreciation expense in the years ended December 31, 1998, 1997 and 1996, was $607,840, $477,239 and $293,245, respectively. Normal repairs and maintenance are charged to expense as incurred. Upon disposition of plant and equipment, any resultant gain or loss is recognized in current operations.

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets estimated useful life.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the original terms of the related debt. At December 31, 1998, the Company had unamortized costs in the amount of $440,943 net of accumulated amortization of $1,561,349 relating to its Debentures. Amortization expense in 1998, 1997 and 1996 was $105,991, $134,598 and $241,827,
respectively.

Stock-Based Compensation

In 1996, the Company implemented the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation." This statement sets forth-alternative standards for recognition of the cost of stock-based compensation and requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans.

Income Taxes

The Company accounts for income taxes by the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States' dollars using the exchange rate at each balance sheet date; income and expenses are translated at the weighted average rates of exchange during the year. The resultant cumulative translation adjustments are included as a component of other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in net income (loss). Such gains (losses) in 1998, 1997 and 1996 were $(112,000), $(230,000) and $41,000, respectively.

Comprehensive (Loss) Income

Effective January 1, 1998, Saba adopted the provisions of SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements.

The prior years' financial statements have been restated to conform to the new presentation. Saba's comprehensive (loss) income represents net (loss) income adjusted for after tax foreign currency translation gains (losses).


                                               1998          1997        1996
                                            ---------   -----------   ----------
Foreign Currency Translation Adjustments:
 Before and after tax amount                $(151,720)   $(101,014)    $(11,198)


The balance of accumulated foreign currency translation (loss) gain as of December 31 of each year is as follows:

                             1998          1997          1996
                          ----------    ---------      --------
                          $(241,452)    $ (89,732)     $ 11,282


Earnings per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during each year. SFAS 128, "Earnings per Share", requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. The calculation of diluted earnings per common share includes, when their effect is dilutive, the incremental shares that would have been outstanding assuming the exercise of stock options and conversion of the Debentures.

Sale of Subsidiary Stock

The Company accounts for a change in its proportionate share of a subsidiary's equity resulting from the issuance by the subsidiary of its stock in current operations in the consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Two-For-One Forward Stock Split

On November 21, 1996, the Company's Board of Directors approved a two-for-one forward stock split effected as a stock dividend on all outstanding shares of Common Stock. The Company's outstanding stock option awards and Debentures were also adjusted accordingly. All share and per share amounts have been adjusted to give retroactive effect to this split for all periods presented.

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

The Company will adopt SFAS 133 in fiscal year 1999, but since it does not have derivatives currently, there will be no impact on the financial statements or disclosures.


NOTE 2 - NOTES RECEIVABLE

Notes receivable are comprised of the following at December 31, 1998 and 1997:

                                                1998                   1997
                                                ----                   ----

Canadian prime plus 0.75% (6.75% at
December 31, 1997) production notes
receivable, with interest paid currently,
collateralized by producing oil and gas
properties.                                     $ -                  $65,012

Prime plus 0.75% (8.5% at December 31, 1998)
promissory  note from the former Chief
Executive Officer of the Company with
quarterly   interest  only installments,
due October 31, 1998,  collateralized by
vested, but unexercised, stock options
to purchase the Common Stock of the Company.    283,742             283,742

Prime plus 0.75% (9.25% at December 31,
1997) note receivable from joint venture
partner with principal  payments  through
October 2000 and interest  payments at
the end of twenty-four and forty-eight
months,  collateralized by producing oil
and gas properties                                  -               414,205

9% note receivable from a related party,
with principal and interest due in full
on December 31, 1998,  collateralized  by
the former Chief  Executive  Officer's
vested, but unexercised, options to purchase
the Common Stock of the Company.
                                                 96,021            101,667

11.5% note receivable from a joint venture
partner,  with principal and interest
payments through June 2002 collateralized
by producing oil and gas properties.                  -          1,737,554

10%  notes   receivable   from   unaffiliated
   companies   due  on  demand  and
collateralized by personal guarantees
from the borrower's Chief Executive Officers.     75,000           175,000

12% unsecured note receivable from a related
party due on demand.                              36,000              -

Other                                             44,228            43,940
                                                  ------            ------

                                                  534,991        2,821,120
Less: current portion                              12,103        1,436,028
   (included in other current assets)              ______        _________

                                                  $522,888      $1,385,092

NOTE 3 - OIL AND GAS PROPERTIES, LAND, PLANT AND EQUIPMENT

Oil and gas properties, land, plant and equipment at December 31, 1998 and 1997 are as follows:




December 31, 1998


                                                                                Other
                                        United                                 Foreign
                                       States        Canada      Columbia     Countries      Total
                                     -----------   ----------   -----------   ----------   -----------

Oil and Gas Properties

Unevaluated oil and gas properties   $ 2,319,548   $     --     $      --     $1,975,503   $ 4,295,051

Proved oil and gas properties ....    56,899,341    6,278,455    11,604,277         --      74,782,073
                                     -----------   ----------   -----------   ----------   -----------

Total capitalized costs ..........    59,218,889    6,278,455    11,604,277    1,975,503    79,077,124

Less accumulated depletion,
  depreciation and impairment ....    39,352,417    1,500,979     5,318,919         --      46,172,315
                                     -----------   ----------   -----------   ----------   -----------

Capitalized Costs, net ...........   $19,841,472   $4,802,476   $ 6,285,358   $1,975,503   $32,904,809
                                     ===========   ==========   ===========   ==========   ===========

Other Property and Equipment

Land .............................   $ 2,886,382   $     --     $   305,234   $     --     $ 3,191,616

Plant and equipment ..............     4,166,591       71,353     1,835,876       12,236     6,086,056
                                     -----------   ----------   -----------   ----------   -----------

                                       7,052,973       71,353     2,141,110       12,236     9,277,672

Less accumulated depreciation ....     1,048,207       44,958       511,586        4,303     1,609,054
                                     -----------   ----------   -----------   ----------   -----------

                                     $ 6,004,766   $   26,395   $ 1,629,524   $    7,933   $ 7,668,618
                                     ===========   ==========   ===========   ==========   ===========


December 31, 1997


                                                                                 Other
                                        United                                  Foreign
                                        States       Canada       Columbia     Countries      Total
                                     -----------   ----------   -----------   ----------   -----------

Oil and Gas Properties

Unevaluated oil and gas properties   $ 3,453,408   $     --     $      --     $2,101,942   $ 5,555,350

Proved oil and gas properties ....    53,107,650    7,770,588    10,128,691         --      71,006,929
                                     -----------   ----------   -----------   ----------   -----------

Total capitalized costs ..........    56,561,058    7,770,588    10,128,691    2,101,942    76,562,279

Less accumulated depletion,
  depreciation and impairment ....    15,489,222    1,265,331     4,550,919         --      21,305,472
                                     -----------   ----------   -----------   ----------   -----------

Capitalized Costs, net ...........   $41,071,836   $6,505,257   $ 5,577,772   $2,101,942   $55,256,807
                                     ===========   ==========   ===========   ==========   ===========

Other Property and Equipment

Land .............................   $ 2,380,371   $     --     $   305,234   $     --     $ 2,685,605

Plant and equipment ..............     3,769,138       81,200     1,802,085       30,377     5,682,800
                                     -----------   ----------   -----------   ----------   -----------

                                       6,149,509       81,200     2,107,319       30,377     8,368,405

Less accumulated depreciation ....       631,742       43,416       342,163        2,483     1,019,804
                                     -----------   ----------   -----------   ----------   -----------

                                     $ 5,517,767   $   37,784   $ 1,765,156   $   27,894   $ 7,348,601
                                     ===========   ==========   ===========   ==========   ===========


At December 31, 1998 and 1997, plant and equipment included $724,705 and $620,248, respectively, for assets acquired under capital leases. Related accumulated depreciation included $238,465 and $73,972 at December 31, 1998 and 1997, respectively.

Costs incurred in oil and gas property acquisition, exploration, and development activities are as follows:

December 31, 1998



                                                                                                           Other
                                                                  United                                  Foreign
                                                                  States       Canada       Columbia     Countries      Total
                                                               -----------   ----------   -----------   ----------   -----------

Exploration ................................................   $   830,428   $  103,201   $     --     $1,172,581   $ 2,106,210

Development ................................................     2,631,620       48,115    1,386,480         --       4,066,215

Acquisition of proved properties ...........................     3,382,163         --         89,106         --       3,471,269
------------------------------------------------------------   -----------   ----------   ----------   ----------   -----------
Total Costs Incurred .......................................   $ 6,844,211   $  151,316   $1,475,586   $1,172,581   $ 9,643,694
                                                               ===========   ==========   ===========  ===========  ===========

  December 31, 1997

Exploration ................................................   $ 3,466,718   $2,082,419   $     --     $2,114,919   $ 7,664,056

Development ................................................    13,680,108      277,991    1,411,198         --      15,369,297

Acquisition of proved properties ...........................     9,035,274      488,345         --           --       9,523,619
                                                               -----------   ----------   ----------   ----------   -----------
Total Costs Incurred .......................................   $26,182,100   $2,848,755   $1,411,198   $2,114,919   $32,556,972
                                                               ===========   ==========   ==========   ==========   ===========


Oil and gas depletion expense in the years ended December 31, 1998, 1997 and 1996 was $6,406,805, $6,610,554 and $4,979,361 or $2.88, $2.64 and $2.22 per
produced barrel of oil equivalent, respectively.

Saba periodically reviews the carrying value of its oil and gas properties in accordance with requirements of the full cost method of accounting. Under these rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties ("ceiling"). Application of this ceiling test generally requires pricing future revenue at the prices in effect as of the end of each reporting period and requires a writedown for accounting purposes if the ceiling is exceeded.

As of December 31, 1998, the Company estimated, using end-of-year prices for natural gas and oil that, in the aggregate, actual capitalized costs of natural gas and oil properties for the Company's three full cost pools exceeded the ceiling limitations imposed under full cost accounting rules by approximately $9.5 million. Subsequent to December 31, 1998, oil prices increased and natural gas prices decreased, such that the Company estimated, using April 1, 1999, prices that, in the aggregate, the ceiling limitation exceeded actual capitalized costs of natural gas and oil properties by approximately $2.9 million. As a result, the Company was required to record a writedown attributable to its United States full cost pool at December 31, 1998, in the amount of $1.4 million. (see Note 16).

The weighted average prices for oil and natural gas based on actual prices in effect for each of the Company's properties, actual capitalized costs and ceiling limitation amounts for each full cost pools utilizing December 31, 1998, and April 1, 1999, prices are as follows (in thousands, except for price information):



                                        Weighted Avg. Price

                                                                                                            Excess/
                                    Oil              Natural        Capitalized          Ceiling          (Deficit) of
                                                       Gas              Costs           Limitation         Limitation
                                  -------            -------          ---------          --------           -------

  December 31, 1998:

    United States                  $ 8.33             $1.80            $20,931            $14,084           $(6,847)

    Canada                          10.92              1.47              4,802              4,527              (257)

    Colombia                         7.05                 -              6,066             $3,700           $(2,366)
                                                                         -----             ------           --------

                                                                       $31,799            $22,311           $(9,488)
                                                                       =======            =======           ========



  April 1, 1999:

    United States                  $10.99             $1.55            $21,227            $19,845           $(1,382)

    Canada                          14.71              1.44              4,802              4,816                 14

    Colombia                         8.55                 -              6,285             10,566              4,281
                                                                         -----             ------              -----

                                                                       $32,314            $35,227            $ 2,913
                                                                       =======            =======            =======

Capitalized costs attributable to other foreign operations in the amount of $1.5 million were also charged to operations as ceiling writedowns during the year ended December 31, 1998.


NOTE 4 - STATEMENT OF CASH FLOWS

The following is certain supplemental information regarding cash flows for the years ended December 31, 1998, 1997 and 1996:

                                  1998              1997             1996
                                  ----              ----             ----

 Interest paid               $2,790,840       $2,088,252          $2,309,475
 Income taxes paid           $  253,863       $2,531,157          $1,150,029

Non-cash investing and financing transactions:

In February 1996, the Company issued 14,000 shares of Common Stock to a director of the Company in settlement of an obligation in the amount of $42,000.

Debentures in the principal amount of $6,212,000, less related costs of $796,157, were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996.

The Company credited Stockholders' Equity in the amount of $91,600 resulting from the issuance of stock options to a consultant during the year ended December 31, 1996.

The Company credited Stockholders' Equity in the amount of $133,000 attributable to the income tax effect of stock options exercised during the year ended December 31, 1996.

Cumulative foreign currency translation gains (losses), before adjustment for minority interest, of $(196,562), $(131,050) and $(15,655) were recorded during the years ended December 31, 1998, 1997 and 1996, respectively.

The Company realized gains in 1997 and 1996 of $4,036 and $8,305, respectively, as a result of the issuance of common stock by a subsidiary. No gains were realized in 1998.

The Company incurred capital lease obligations in the amount of $598,827 to acquire equipment during the year ended December 31, 1997.

Debentures in the principal amount of $2,839,000, less related costs of $439,515, were converted into 648,882 shares of Common Stock during the year ended December 31, 1997. The Company credited Stockholders' Equity in the amount of $273,496 attributable to the income tax effect of stock options exercised during the year ended December 31, 1997.

The Company credited to Stockholders' Equity in the amount of $909,000 resulting from the granting of stock options to a consultant during the year ended December 31, 1997. Of this amount $106,000 was reported as compensation expense during the year ended December 31, 1997. The options were canceled in March 1998, resulting in a reduction of deferred compensation expense in the amount of $803,000 during the year ended December 31, 1998.

Debentures in the principal amount of $24,000, less related costs of $3,108, were converted into 5,485 shares of Common Stock during the year ended December 31, 1998.

The Company incurred credits to Stockholders' Equity in the amounts of $22,600 and $288,750 resulting from the issuance of fully vested stock options and performance shares of Common Stock, respectively, during the year ended December 31, 1998.

Quarterly dividend obligations on the Series A Preferred Stock ("Preferred Stock") that were due and payable on March 31, June 30, September 30, and December 31, 1998, in the total amount of $480,000 were settled by an increase to that issue's Conversion Amount.

The acquisition of two producing oil and gas properties in April 1998, at a total cost of $3,239,835, was partially funded by the assumption of accounts and notes receivable due to the Company in the amount of $2,390,354, and the issuance of a stock subscription payable recorded at a cost of $750,000.

The Company incurred a capital lease obligation in the amount of $90,637 to acquire equipment during the year ended December 31, 1998.

Fee interest in an oil property owned by the Company was acquired in February 1998 by seller-provided financing in the amount of $375,000.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 1998 and 1997 are as follows:


                                                 1998                  1997
                                                 ----                  ----

 Trade accounts payable                     $ 8,944,683           $ 6,705,897
 Undistributed revenue payable                  736,717               780,475
 Insurance and tax assessments payable          657,792               760,177
 Other accrued expenses                       2,332,023             1,857,970
                                              ---------             ---------

                                            $12,671,215           $10,104,519
                                             ==========            ==========


NOTE 6 - INCOME TAXES

The components of (loss) income before income taxes and after minority interest in (losses) earnings of consolidated subsidiary for the years ended December 31, 1998, 1997 and 1996 are as follows:


                        1998          1997         1996
                ------------    ----------   ----------

United States   $(28,972,142)   $  457,166   $  383,453

Canada ......       (310,977)      262,852      693,439

Colombia ....      1,519,346     3,553,149    5,645,807
                ------------    ----------   ----------

        Total   $(27,763,773)   $4,273,167   $6,722,699
                ============    ==========   ==========

Components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                  1998          1997         1996
                           -----------    ----------   ----------

Current

  Federal             $            -0-    $  291,581   $  149,600

  State                         40,000        21,201      259,994

  Foreign                    1,631,980     1,310,987    2,182,000
                           -----------    ----------   ----------

                           $ 1,671,980    $1,623,769   $2,591,594
                           -----------    ----------   ----------

Deferred

  Federal                    (784,930)       114,114       207,787

  State                            -0-        35,265      158,602

  Foreign                          -0-       102,572         --
                           -----------    ----------   ----------

                              (784,930)      251,951      366,389
                           -----------    ----------   ----------

                           $   887,050    $1,875,720   $2,957,983
                           ===========    ==========   ==========

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 1998, 1997 and 1996 as follows:


                                               1998       1997      1996
                                             ------     ------    ------

Expected tax provision (benefit) .........      (34.0)%     34.0%     34.0%

State income taxes, net of federal benefit        0.1        1.3       4.1

Effect of foreign earnings ...............        3.2        7.6       5.6

Other ....................................        0.9        1.0        .3

Valuation allowance ......................       33.1
                                               ------     ------    ------

        Total ............................        3.3%      43.9%     44.0%
                                               ======     ======    ======


The components of the tax effected deferred income tax asset (liability) as of December 31, 1998 and 1997 are as follows:

                                         1998           1997
                                  -----------    -----------

Property and equipment ........   $ 4,895,941    $(1,365,800)

Foreign tax credits ...........     3,475,450      2,249,200

Alternative minimum tax credits       194,100        194,100

Other .........................       230,978         73,500
                                  -----------    -----------

                                    8,796,469      1,151,000

Valuation allowance ...........    (8,796,469)    (1,870,200)
                                  -----------    -----------

Net Deferred Income Tax Liability   $   -0-       $(719,200)
                                  ===========    ===========

At December 31, 1998 and 1997, $-0- and $69,000 of current deferred taxes are included in other current assets, respectively.

At December 31, 1998, the Company had approximately $3,475,450 of foreign tax credit carryovers, which will begin to expire in the year 2000. A $3,475,450 valuation allowance has been provided for the foreign tax credits which are not likely to be realized during the carryforward period. Saba also has alternative minimum tax credit carryforwards for federal and state purposes of approximately $194,100. The credits carry over indefinitely and can be used to offset future regular tax.

The Company is in receipt of a notice of default from the Colombian tax authorities for the outstanding payment of income taxes for the year 1997 in the approximate amount of $1.1 million and for prepayment of income taxes for the year 1998 in the approximate amount of $572,000. The outstanding amounts may accrue interest until paid at the current rate of approximately 33% and increasing to 55% on April 1, 1999.

In general, Section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three year period.


NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consists of the following:


                                                                   1998          1997
                                                            -----------   -----------

9% convertible senior subordinated Debentures due 2005(a)   $ 3,575,000   $ 3,599,000
Revolving loan agreement with a bank (b) ................    15,600,000    17,410,000
Term loan agreements with a bank (c) ....................     4,501,769     8,803,769
Demand loan agreement with a bank (d) ...................     1,363,073     2,362,809
Capital lease obligations (e) ...........................       474,591       525,819
Promissory note (f) .....................................       345,290       350,000
Term loan with a bank (g) ...............................       367,567          --
Promissory note - Omimex (h) ............................     4,151,288          --
                                                            -----------   -----------
                                                             30,378,578    33,051,397
Less current portion ....................................    28,750,743    13,441,542
                                                            -----------   -----------
                                                            $ 1,627,835   $19,609,855
                                                            ===========   ===========


(a) On December 26, 1995, Saba issued $11,000,000 of 9% convertible senior subordinated debentures ("Debentures") due December 15, 2005. The Debentures are convertible into Common Stock of Saba, at the option of the holders of the Debentures, at any time prior to maturity at a conversion price of $4.38 per share, subject to adjustment in certain events. Saba has reserved 3,000,000 shares of its Common Stock for the conversion of the Debentures. The Debentures have been redeemable by Saba since December 15, 1997. Mandatory sinking fund payments of 15% of the original principal, adjusted for conversion prior to the date of payments, are required annually commencing December 15, 2000. The Debentures are uncollateralized and subordinated to all present and future senior debt, as defined, of Saba and are effectively subordinated to all liabilities of subsidiaries of Saba. The principal use of proceeds from the sale of the Debentures was to retire short term indebtedness incurred by Saba in connection with its acquisitions of producing oil and gas properties in Colombia. A portion of the proceeds was used to reduce the balance outstanding under Saba's revolving credit agreement. On February 7, 1996, Saba issued an additional $1,650,000 of Debentures by the exercise of an allotment option by the underwriting group. Net proceeds to Saba were approximately $1.5 million and a portion was utilized to reduce the outstanding balance under Saba's revolving line of credit.

Certain terms of the Debentures contain requirements and restrictions on Saba with regard to the following limitations on Restricted Payments (as defined in the Indenture), on transactions with affiliates, and on oil and gas property divestitures; Change of Control (as defined), which will require immediate redemption; maintenance of life insurance coverage of $5,000,000 on the life of Saba's former Chief Executive Officer, Ilyas Chaudhary; and the limitations of fundamental changes and certain trading activities, on Mergers and Consolidations (as defined) of Saba, and on ranking of future indebtedness. Debentures in the amount of $6,212,000 were converted into 1,419,846 shares of Common Stock during the year ended December 31, 1996, and $2,839,000 of Debentures were converted into 648,882 shares of Common Stock during the year ended December 31, 1997. An additional $24,000 of Debentures were converted into 5,485 shares of Common Stock during the year ended December 31, 1998.

The Company is not in compliance with certain of the restrictions and accordingly, such debt is classified as currently payable at December 31, 1998.

(b) The revolving loan ("Agreement") is subject to semi-annual redetermination and is presently scheduled to convert to a three-year term loan on July 1, 1999. Funds advanced under the facility are collateralized by substantially all of Saba's U.S. oil and gas producing properties and the common stock of its principal subsidiaries. The Agreement also provides for a second borrowing base term loan of which $3.4 million was borrowed for the purpose of development of oil and gas properties in California, with the outstanding balance ($814,000) at December 31, 1998, due July 31, 1998. At December 31, 1998, the borrowing base for the revolving loan was $12.5 million. The borrowing base reduces at the rate of $300,000 per month. Interest on the two loans is payable at the prime rate plus 0.25%, or LIBOR rate pricing options plus 2.25%. The weighted average interest rate for borrowings outstanding under the two loans at December 31, 1998, was 7.73%.

The Agreement requires, among other things, that Saba maintain at least a 1 to 1 working capital ratio (exclusive of the current maturities if any, of the outstanding loans), stockholders' equity of $18.0 million, a ratio of cash flow to debt service of not less than 1.25 to 1.0 and general and administrative expenses at a level not greater than 20% of revenue, all as defined in the Agreement. Additionally, Saba is restricted from paying dividends and advancing funds in excess of specified limits to affiliates. Saba was not in compliance with financial covenants at December 31, 1998.

(c) In September 1997, Saba borrowed $9.7 million from its principal commercial lender to finance the acquisition cost of a producing oil and gas property. Interest is payable at the prime rate (7.75% at December 31, 1998) plus 3.0%. Principal payments of $7.0 million on December 31, 1997, and $2.0 million on June 5, 1998, reduced the outstanding balance to $688,000 due July 31, 1998. Payment of this loan is personally guaranteed by Saba's former Chief Executive Officer.

In November, 1997 Saba established a term loan ($3.0 million) with its principal commercial lender. Interest is payable at the prime rate (7.75% at December 31, 1998) plus 3.0% with the outstanding balance of $3.0 million due July 31, 1998. Payment of this loan is personally guaranteed by Saba's former Chief Executive Officer.

These two loans, plus the borrowing base term loan with an outstanding balance of $814,000, discussed in (b) above, in the aggregate principal amount of $4.5 million matured on July 31, 1998, and were not paid nor extended, and the borrowing base deficit of $3.1 million on the revolving loan has not been satisfied, either by providing additional collateral to the bank, or reducing the outstanding principal balance. Based on the events described above, the entire principal indebtedness to the bank ($20.1 million) has been classified as currently payable at December 31, 1998.

(d) Saba's Canadian subsidiary has a demand revolving reducing loan with a borrowing base of $1.4 million. Interest is payable at variable rate equal to the Canadian prime rate plus 0.75% per annum (7.5% at December 31, 1998). The loan is collateralized by the subsidiary's oil and gas producing properties, and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the Company. The borrowing base reduces at the rate of $32,600 per month. In accordance with the terms of the loan agreement, $391,000 of the total loan balance of $1.4 million is classified as currently payable at December 31, 1998. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default.

(e) Saba leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to five years. The effective interest rate on the total amount of capitalized leases at December 31, 1998 was 8.21%.

(f) The promissory note ($345,290) is due to the seller of an oil and gas property, which was acquired by Saba in December 1997. The note bears interest at the rate of 13.5%, and is classified as a current liability.

(g) The term loan with a bank ($367,567) is due to the seller of a fee interest in property in which Saba owns mineral interests. The note bears interest at the rate of 13.5%, and a portion of such indebtedness is classified as a current liability.

(h) In June 1998, Saba borrowed $4.2 million from Omimex Resources, Inc. (Omimex), of which $2.0 million was paid to Saba's principal commercial lender to reduce indebtedness under one of Saba's short-term loans, and the balance was used for a partial redemption of Preferred Stock in the face amount of $2.0 million, plus accrued dividends. Interest is payable at the prime rate

(7.75% at December 31, 1998) plus 3%. The loan is collateralized by Saba's 50% interest in the Velasquez-Galan pipeline in Colombia, ownership of which is titled in the name of Sabacol, Inc., a wholly-owned subsidiary of the Company. The loan was due to be repaid no later than December 14, 1998. On December 11, 1998, Sabacol, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Central District of California. Sabacol filed the bankruptcy petition to protect its asset base and to provide adequate time to develop a reorganization plan.

On March 30,1999, it was announced that Sabacol had entered into an agreement to sell substantially all of its real and personal assets to Omimex. A portion of the total consideration for the sale consists of cancellation of the note payable to Omimex.

Maturities of long term debt at December 31, 1998, are as follows:

 Year Ended
 December 31,
 1999                           $28,750,743
 2000                               574,925
 2001                               832,643
 2002                               208,515
 2003                                11,752
Thereafter                                -
                                $30,378,578


NOTE 8 - RELATED PARTY TRANSACTIONS

Related party transactions are described as follows:

In 1998, 1997 and 1996, Saba charged related parties $12,190, $18,600 and $26,300, respectively, for reimbursement of certain general and administrative expenses.

In 1995, Saba loaned $101,700 to a company controlled by Saba's Chief Executive Officer at an interest rate of 9% per annum. The loan is collateralized by the officer's vested, but unexercised, Common Stock options. Also see footnote 2.

In 1995, related parties loaned a total of $2,221,900 to Saba, at an interest rate of 9% per annum, in connection with the acquisition of producing oil and gas properties in Colombia. Of this amount, $600,000 was converted to equity by the issuance of 150,000 shares of Common Stock of Saba. The debt was repaid in 1997. Saba incurred interest expense in the amount of $67,600 in 1995 as a result of this indebtedness.

In 1996, Saba provided a short-term advance to a related party in the amount of $10,000.

In 1996, Saba received remittances in the amount of $120,200 from related parties and made payments in the amount of $90,900 to related parties for reimbursement of prior period account balances.

In 1996, Saba charged related parties $19,400 and was charged $152,300 by related parties for interest on promissory notes.

In 1996, Saba loaned $30,000 to a former director of Saba, on an unsecured basis, at an interest rate of 9% per annum. At December 31, 1998 the loan was unpaid.

In 1996, Saba loaned $300,000 to the Chief Executive Officer of Saba at an interest rate of prime plus 0.75% due in quarterly installments. The loan is collateralized by the officer's vested, but unexercised, Common Stock options. Also see footnote 2.

In 1997, Saba charged interest in the amount of $45,343 to related parties and was charged interest in the amount of $60,220 by related parties. Saba paid the related parties a total of $142,000 for such interest charges, which included amounts charged, but unpaid, at the end of the previous year.

In 1997, Saba received $10,000 in repayment of a short-term advance to a related party, and $61,193 from the Chief Executive Officer for accrued interest and principal on his loan from Saba.

In 1997, Saba charged a related party $23,335 for charges incurred in connection with a potential property acquisition, and $93,642 for an advance and related expenses against an indemnification provided by the related party.

During the year 1997, Saba billed a related party a total of $18,814 and received payments of $91,983 which included amounts billed in the prior year, in connection with the related party's participation in drilling and production activities in one of Saba's oil properties.

In 1997, Saba incurred airplane charter expenses in the amount of $72,774 from non-affiliated airplane leasing services, for the use of an airplane owned by Saba's Chief Executive Officer.

In 1998, Saba advanced $36,000 to a related party, evidenced by an unsecured promissory note.

In 1998, Saba charged interest in the amount of $40,774 to a related party on outstanding, interest-bearing, indebtedness to the Company. Saba received $37,264 for accrued interest and $5,646 for principal repayment from related parties during the year 1998.

In 1998, Saba provided short-term cash advances to related parties in the amount of $38,932, and received reimbursements in the amount of $243,534 from related parties for prior advances.

In 1998, Saba billed a related party a total of $141,978 and received payments of $88,605 in connection with the related party's participation in drilling and production activities on one of the Company's oil properties.

NOTE 9 - CONVERTIBLE PREFERRED STOCK

On December 31, 1997, Saba sold 10,000 shares of Series A 6% Convertible Preferred Stock ("Preferred Stock") for $10 million. The Preferred Stock bears a cumulative dividend of 6% per annum, payable quarterly, and, at the option of Saba, can be paid either in cash or through the issuance of shares of Saba's Common Stock. The Preferred Stock is senior to all other classes of

Saba's equity securities. The conversion price of the Preferred Stock is based on the future price of Saba's Common Stock, without discount, but will be no greater than $9.345 per share. Conversion of the Preferred Stock could not begin until May 1, 1998. Three years from date of issuance, any remaining Preferred Stock will automatically convert into Saba's Common Stock. The
Preferred Stock is redeemable, at the option of Saba, at various prices commencing at 115% of the issue price plus any accrued, but unpaid, dividends. Under certain circumstances, the holders of the Preferred Stock may require that Saba redeem the Preferred Stock at an amount per share equal to the greater of
(i) 115% of the stated value of the shares plus any accrued, but unpaid, dividends and (ii) the market value of the shares of Saba's Common Stock underlying the Preferred Stock on the date of redemption. Those circumstances include Saba's failure to issue and transfer shares of Common Stock to the Preferred Stockholder upon conversion of the Preferred Stock; Saba's failure to remove a restrictive legend from the Common Stock when required to do so; Saba's failure to obtain effectiveness with the Securities and Exchange Commission of a registration statement covering the shares of Common Stock underlying the Preferred Stock prior to May 15, 1998; Saba's assignment for the benefit of creditors, or consent to the appointment of a receiver for Saba or for all or substantially all of its property; the institution by or against Saba or any of Saba's subsidiaries of a bankruptcy or insolvency proceeding, which continues undismissed for 45 days; and Saba's failure to maintain a listing on AMEX. Should Saba choose to redeem the issue, the Preferred Stock holder will be entitled to receive 200,000 warrants to purchase Saba's Common Stock. Upon the liquidation of Saba, the holders of the Preferred Stock are entitled to receive an amount equal to the stated value per share of the Preferred Stock ($1,000) plus all accrued and unpaid dividends. In connection with the sale of the Preferred Stock, warrants to purchase 224,719 shares of Common Stock were issued to the purchaser of the Preferred Stock and warrants to purchase 44,944 shares of Common Stock were issued as a fee for the placement of the issue. The warrants are exercisable over a three year period at a price of $10.68. The fair value of the warrants at December 31, 1997, was estimated at $622,000 using the Black-Scholes pricing model.

In June 1998, Saba redeemed 2,000 shares of Preferred Stock in the face amount of $2.0 million at a total cost of $2.15 million, which included a 5% redemption premium of $100,000 and accrued dividends of $51,000. Saba incurred a charge to operations in the amount of $398,000 in connection with the redemption. Accrued dividends for the year ended December 31, 1998, in the amount of $480,000 on the remaining outstanding issue were deemed settled by an increase to the Preferred Stock's conversion amount.

On October 6, 1998, HVI acquired 690 shares of Preferred Stock from the holders of the Preferred Stock in exchange for $750,000 in cash with the exclusive right until November 5, 1998, to acquire a minimum of 6,310 shares of the remaining 7,310 shares of Preferred Stock still outstanding. The exclusive right was extended for 30 days pursuant to HVI's payment to the Preferred Stock holders of an additional $500,000. HVI did not exercise its right to acquire the additional 6,310 shares of Series A Preferred Stock prior to the expiration of the extension period. The 690 shares of Series A Preferred Stock acquired by HVI, along with the accrued but unpaid dividends thereon, is currently convertible into an aggregate of 300,012 shares of Saba's

Common Stock based on a conversion price negotiated by HVI and Saba. HVI currently is negotiating with the holders of the Preferred Stock to extend and amend the Preferred Stock Transfer Agreement to enable HVI to acquire the additional 6,310 shares of Series A Preferred Stock (see Subsequent Events).

Under the terms of the Preferred Stock offering (as amended) Saba was required to register with the Securities and Exchange Commission the Common Stock underlying the issue no later than May 15, 1998. Failure to do so would result in a penalty of $20,000 per month for each $1 million of Preferred Stock that remained outstanding. At December 31, 1998, a registration statement covering the shares of Common Stock underlying the Preferred Stock had not been declared effective. (HVI's current negotiations with the holders of the Preferred Stock include provisions to waive the penalty (see Subsequent Events).

NOTE 10 - COMMON STOCK AND STOCK OPTIONS

In April 1996 and June 1996, Saba's Board of Directors and shareholders, respectively, approved Saba's 1996 Incentive Equity Plan ("Plan"). The purpose of the Plan is to enable Saba to provide officers, other key employees and consultants with appropriate incentives and rewards for superior performance. Subject to certain adjustments, the maximum aggregate number of shares of Saba's Common Stock that may be issued by the Plan, and the maximum number of shares of Common Stock granted to any individual in any calendar year, shall not in the aggregate exceed 1,000,000 and 200,000, respectively.

During the year 1996, Saba issued options to acquire 100,000 shares of Saba's Common Stock to a consultant. The options had an exercise price of $4.00 and were exercisable over a period of 180 days, beginning May 21, 1996. The options were fully exercised during the year 1996. Saba also issued options to acquire 20,000 shares of Saba's Common Stock to an employee under the terms of an employment agreement; options to acquire 10,000 shares of Common Stock were subsequently canceled.

On May 30, 1997, Saba issued options to acquire 470,000 and 125,000 shares of Common Stock to certain employees and a consultant, respectively, in accordance with the provisions of the 1996 Incentive Equity Plan. Options to acquire 202,000 shares of Common Stock granted to certain employees were subsequently canceled. On August 28, 1998, Saba issued an option to acquire 15,000 shares of Common Stock to an employee. The options have exercise prices equal to the market value at date of grant and become exercisable over various periods ranging from two to five years from the date of grant. No options were exercised as of December 31, 1998. Options to acquire 104,000 shares of Common Stock were exercisable at December 31, 1998. Saba recognized deferred compensation expense of $909,000 in the year ended December 31, 1997, resulting from the grant to the consultant. Of this amount, $106,000 was reported as compensation expense during the year ended December 31, 1997, and an additional $37,877 was reported as compensation expense during the year ended December 31, 1998. The option grant was canceled in March 1998, and the unamortized portion of deferred compensation expense was reversed from the applicable accounts.

In March 1998, Saba issued options to acquire 30,000 shares of Common Stock to a consultant. The options have an exercise price equal to the market value at date of grant and are fully vested. Saba recognized compensation expense of $22,600 in the year ended December 31, 1998, attributable to the option grant.

In May 1997, Saba's stockholders approved Saba's 1997 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which provided that each non-employee director shall be granted, as of the date such person first becomes a director and automatically on the first day of each year thereafter for so long as he continues to serve as a non-employee director, an option to acquire 3,000 shares of Saba's Common Stock at fair market value at the date of grant. For as long as the director continues to serve, the option shall vest over five years at the rate of 20% per year on the first anniversary of the date of grant. On August 28, 1998, Saba's stockholders approved an increase in the number of shares of Saba's Common Stock subject to option from 3,000 to 15,000 vesting 20% per year. Subject to certain adjustments, a maximum of 250,000 options to purchase shares (or shares transferred upon exercise of options received) may be outstanding under the Directors Plan. At December 31, 1998, options to acquire a total of 90,000 shares of Common Stock had been granted under the Directors Plan. Options to acquire 42,000 shares of Common Stock were subsequently canceled due to the resignations of directors. Options to acquire 6,000 shares of Common Stock were exercisable at December 31, 1998.

As of December 31, 1998 and 1997, Saba had outstanding options to acquire 400,000 and 548,000 shares, respectively, of Common Stock to certain employees of Saba. These options, which are not covered by the Incentive Equity Plan, become exercisable ratably over a period of five years from the date of issue. The exercise price of the options, which ranges from $1.25 to $4.38, is the fair market value of the Common Stock at the date of grant. There is no contractual expiration date for exercise of a portion of these options. Options to acquire 58,000 and 154,000 shares of Common Stock were exercised in 1998 and 1997, respectively, and options to acquire 90,000 and 40,000 shares of Common Stock were canceled in 1998 and 1997, respectively. Options to acquire 400,000 and 344,000 shares of Common Stock were exercisable at December 31, 1998 and 1997, respectively.

Information regarding the shares under option and weighted average exercise price for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                             1998                          1997                           1996
                                  --------------------------   ---------------------------       -------------------------
                                                   Weighted                       Weighted                       Weighted
                                                   Average                        Average                        Average
                                                  Exercise                        Exercise                       Exercise
                                  Shares            Price         Shares          Price          Shares          Price
                               ----------           ------      ----------        ------          ------          -----

Beginning of year               1,173,000           $ 8.95         742,000        $ 1.49          740,000         $1.40
Granted                            90,000           $ 1.50         640,000        $15.50          120,000         $4.06
Exercised                        (58,000)           $ 1.42       (154,000)        $ 1.47        (118,000)         $3.58
Canceled                        (444,000)           $12.25        (55,000)        $ 5.31                -         $0.00
                                --------            ------        -------         ------          -------         -----
End of Year                       761,000            $6.72       1,173,000         $8.95          742,000         $1.49
                                  =======            =====       =========         =====          =======         =====
Options exercisable at            540,000           $ 9.47         344,000        $ 1.38          306,000        $ 1.37
                                  =======           ======         =======        ======          =======        ======
end of year



Weighted average
fair value of options
granted during the
year             $     1.33             $     6.99           $    1.17
                   ==========           ==========           =========

The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) risk-free interest rates ranging from 4.9% to 7.9%,
(b) expected volatility ranging from 43.2% to 58.4%, (c) average time to exercise ranging from six months to five years, and (d) expected dividend yield of 0.0%.

The following table summarizes information about stock options outstanding at December 31, 1998:


                Options Outstanding                                    Options Exercisable
      ----------------------------------------         -------------------------------------------
                       Number         Average           Weighted            Number
      Range of     Outstanding at    Remaining           Average        Exercisable at   Weighted
      Exercise      December 31,    Contractual         Exercise         December 31,     Average
      Prices           1998           Life               Price             1998          Exercise
     -------          -------      ---------            ------           -------         --------
     $ 1.25 -         290,000          (1)               $1.29           290,000            $1.29
     $ 1.38

     $ 1.50           175,000          (2)               $1.50           130,000            $1.50

     $ 4.38            10,000     Not stated             $4.38            10,000            $4.38

     $15.50           286,000      8.4 years             $15.50          110,000           $15.50
                      -------                                            -------
   $ 1.25 - $         761,000                                            540,000
     15.50            =======                                            =======


(1)  No  contractual  expiration  date for 145,000  options;  balance of 145,000
     options   expire  one  year  following   termination  of  option   holder's
     employment.

(2) No contractual expiration date for 100,000 options; 30,000 options expire in 2.75 years and 45,000 options expire in 9.67 years.


The Company accounts for stock based compensation to employees under the rules of Accounting Principles Board Opinion No 25. The compensation cost for options granted in 1998, 1997 and 1996 was $60,308, $482,793 and $30,136, respectively.
If the compensation cost for the Company's 1998, 1997 and 1996 grants to employees had been determined consistent with SFAS No. 123, the Company's net
(loss) income and net (loss) earnings per common share (basic) for 1998, 1997 and 1996 would approximate the proforma amounts set forth below:



                                            1998                          1997                       1996
                                --------------------------    -------------------------    ------------------------
                                As Reported      Pro Forms    As Reported     Pro Forma    As Reported    Pro Forma
                                 ----------      ---------    -----------     ---------    -----------    ---------

  Net (loss) income             $(28,650,823)  $(28,745,690)    $2,397,447     $2,094,736    $3,764,716   $3,745,218

  Net (loss) earnings per
  common share (basic)               $ (2.60)       $ (2.61)        $ 0.23         $ 0.20        $ 0.43        $0.43


On May 30, 1997, the Company's Board of Directors authorized, on a deferred basis, the issuance of 200,000 shares of Common Stock to the Company's
President, the issuance of such shares being contingent upon the officer remaining in the employ of the Company for a period of two years succeeding the expiration of his existing employment contract at December 31, 1999, with such shares to be issued in two equal installments at the end of each of the two succeeding years. Additionally, the Board of Directors authorized the issuance of 100,000 shares of performance shares to the Company's President, issuable at the end of calendar year 1998 provided that certain operating results were reported by the Company at the end of that year. In November 1998, due to the resignation of the officer, both of the grants were canceled.

In March 1998, Saba issued 20,000 performance shares of Common Stock to a consultant and recognized compensation expense of $61,250 in the year ended December 31, 1998.

In May 1998, Saba issued 85,000 performance shares to employees and consultants and recognized compensation expense of $227,500 in the year ended December 31, 1998.


NOTE 11 - EARNINGS PER SHARE
(In thousands, except per share data)


                                       1998                             1997                                  1996
                       --------------------------------   ------------------------------      ---------------------------------
                       Income                   Per                               Per                                     Per
                       (Loss)      Shares      Share      Income      Shares      Share       Income        Shares       Share
                      ---------    ---------   --------   ---------   ---------   ------      --------     --------     -------
 Share
Income (loss)
available to
common                 $(28,650)     11,031     $(2.60)    $ 2,397     10,650     $ 0.23        $ 3,765        8,804     $ 0.43
stockholders -
basic EPS
Effect of
dilutive
securities:                    -          -           -          _        350                                    371
Contingently
issuable shares
Convertible                    -          -           -        203      1,001          -            559        2,650
debentures
Income available
to common
stockholders and
assumed                $(28,650)     11,031     $(2.60)     $2,600     12,001     $ 0.22         $4,324       11,825     $ 0.37
conversions -
diluted EPS


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a tabulation of unaudited quarterly operating results for 1998 and 1997:


                                                                                          Basic Net       Diluted Net
                                   Total            Operating          Net Income       Income (Loss)    Income (Loss)
  1998                            Revenues          Income              (Loss)             Per Share        Per Share
                                 ----------      ------------        -------------           -------         -------
 First Quarter                  $6,473,469      $(11,573,619)       $(12,016,500)           $(1.12)         $(1.12)

  Second Quarter                  6,405,776        (7,908,209)         (9,577,165)            (0.88)          (0.88)

  Third Quarter                   5,803,917          (301,509)         (1,904,552)            (0.18)          (0.18)

  Fourth Quarter                  4,648,169        (4,240,878)         (5,152,606)            (0.42)          (0.42)
                                  ---------        -----------         -----------            ------          ------

                                $23,331,331      $(24,024,215)       $(28,650,823)          $ (2.60)        $ (2.60)
                                ===========      =============       =============          ========        ========


                                                                                          Basic Net       Diluted Net
                                   Total            Operating          Net Income       Income (Loss)    Income (Loss)
  1997                            Revenues          Income              (Loss)             Per Share        Per Share
                                 ----------      ------------        -------------           -------         -------
  First Quarter                  $9,563,474         $2,804,882          $1,441,582             $0.14           $0.12

  Second Quarter                  8,271,953          1,265,636             507,300              0.05            0.05

  Third Quarter                   8,942,773          1,978,235             598,618              0.06            0.05

  Fourth Quarter                  9,217,562            950,255           (150,053)            (0.01)          (0.01)
                                  ---------            -------           --------             ------          ------

                                $35,995,762         $6,999,008          $2,397,447            $ 0.23          $ 0.22
                                ===========         ==========          ==========            ======          ======


NOTE 13 - RETIREMENT PLAN

The Company sponsors a defined contribution retirement savings plan ( 401(k) Plan") to assist all eligible U.S. employees in providing for retirement or other future financial needs. The Company currently provides matching contributions equal to 50% of each employee's contribution, subject to a maximum of 4% of employee earnings. The Company's contributions to the 401(k) Plan were $54,616, $41,762 and $44,014 in 1998, 1997 and 1996, respectively.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings, which arise in the normal course of business. Based on discussions with legal counsel, management does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial statements or results of operations.

Leases

The  Company  leases  office  space,   vehicles  and  office   equipment   under
non-cancelable operating leases expiring in the years 1999 through 2002. Future minimum lease payments under all operating leases are as follows:

Year Ending
December 31,

     1999            $229,611
     2000             141,711
     2001             108,951
     2002               8,133
     2003                   -
                      -------
                     $488,406

Rent expense amounted to $206,003, $248,596 and $246,013 for the years ended December 31, 1998, 1997 and 1996, respectively.


Concentration of Credit Risk and Major Customers

The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($975,828 and $3,951,106 at December 31, 1998 and 1997, respectively, according to bank records). Saba has not incurred losses related to such cash balances.

The Company's accounts receivable result from its activities in the oil and gas industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of joint interest partners comprising the Company's customer base. Ongoing credit evaluations of the financial condition of joint interest partners are performed and generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations. Included in accounts receivable at December 31, 1998 and 1997 are the following amounts due from unaffiliated parties (each accounting for 10% or more of accounts receivable):


                                      1998              1997
                                      ----              ----

 Customer A                        $583,879          $1,482,600
                                    =======          ==========
 Customer B                        $791,571          $  931,965
                                    =======          ==========
 Customer C                        $      -          $  745,567
                                    =======          ==========

Sales to major unaffiliated customers (customers accounting for 10 percent or more of gross revenue), all representing purchasers of oil and gas and related transportation tariffs and the applicable geographic area for each customer, for each of the years ended December 31, 1998, 1997 and 1996 are as follows:

             Geographic Area        1998           1997          1996

Customer A     Colombia          $7,374,751    $10,769,000   $13,594,000
                                  =========     ==========    ==========
Customer B     United States     $5,821,445    $ 7,738,280   $ 4,117,000
                                  =========     ==========    ==========

All sales to the geographic area of Colombia are to the government owned oil company.

Contingencies

The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

Environmental Contingencies

Pursuant to the purchase and sale agreement of an asphalt refinery in Santa Maria, California, the sellers agreed to perform certain remediation and other environmental activities on portions of the refinery property through June 1999. Because the purchase and sale agreement contemplates that the Company might also incur remediation obligations with respect to the refinery, the Company engaged an independent consultant to perform an environmental compliance survey for the refinery. The survey did not disclose required remediation in areas other than those where the seller is responsible for remediation, but did disclose that it was possible that all of the required remediation may not be completed in the five-year period. The Company, however, believes that all required remediation will be completed by the seller within the five year period. Environmental compliance surveys such as those the Company has had performed are limited in their scope and may not disclose all environmental contamination as may exist.

In accordance with the Articles of Association for the Cocorna Concession, the Concession expired in February 1997 and the property interest reverted to Ecopetrol. The property is presently under operation by Ecopetrol. Under the terms of the acquisition of the Concession, the Company and the operator were required to perform various environmental remedial operations, which the operator advises have been substantially, if not wholly, completed. The Company and the operator are awaiting an inspection of the Concession area by Colombian officials to determine whether the government concurs in the operator's conclusions. Based upon the advice of the operator, the Company does not anticipate any significant future expenditures associated with the environmental requirements for the Cocorna Concession.

In 1993, the Company acquired a producing mineral interest from a major oil company ( Seller"). At the time of acquisition, the Company's investigation revealed that the Seller had suffered a discharge of diluent (a light oil based fluid which is often mixed with heavier grade crudes). The purchase agreement required the Seller to remediate the area of the diluent spill. After the Company assumed operation of the property, the Company became aware of the fact that diluent was seeping into a drainage area, which traverses the property. The Company took action to eliminate the fluvial contamination and requested that the Seller bear the cost of remediation. The Seller has taken the position that its obligation is limited to the specified contaminated area and that the source of the contamination is not within the area that the Seller agreed to remediate. The Company has commenced an investigation into the source of the contamination to ascertain whether it is physically part of the area which the Seller agreed to remediate or is a separate spill area. Investigation and discussions with the Seller are ongoing. Should the Company be required to remediate the area itself, the cost to the Company could be significant. The Company has spent approximately $240,000 to date in remediation activities, and present estimates are that the cost of complete remediation could approach $1 million. Since the investigation is not complete, an accurate estimate of cost cannot be made.

In 1995, the Company agreed to acquire, for less than $50,000, an oil and gas interest on which a number of oil wells had been drilled by the seller. None of the wells were in production at the time of acquisition. The acquisition agreement required that the Company assume the obligation to abandon any wells that the Company did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. The Company has been unable to secure all of the requisite consents to transfer the property but nevertheless may have the obligation to abandon the wells. The leases have expired and the Company is presently considering whether to attempt to secure new leases. A preliminary estimate of the cost of abandoning the wells and restoring the well sites is approximately $800,000. The Company is currently unable to assess its exposure to third parties if the Company elects to plug such wells without first obtaining necessary consent.

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


NOTE 15 - BUSINESS SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." The Company considers that its operations are principally in one industry segment that of acquisition, exploration, development and production of oil and gas reserves. The factors for determining reportable segments are based on the distinct nature of their operations. Another criteria for determining reportable segments is that they are managed as separate business units because each requires and is responsible for executing a unique business strategy.

Earnings of industry segments and geographic areas exclude interest income, interest expense and unallocated corporate expenses.

Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. Federal income taxes are allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments.

Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, and other assets.

A summary of the Company's operations by geographic area for the years ended December 31, 1998, 1997 and 1996 is as follows: (Dollars in thousands).



                                                                                 Other
                                                                                Foreign
  Year Ended                   United States     Canada       Colombia          Countries     and Other       Total
                               -------------     ------       --------         -----------   ---------       -----
 December 31, 1998

  Total revenues                      $12,044       $1,546         $7,375           $   -       $ 2,366     $ 23,331

  Production costs                      8,867          874          3,867               -             -       13,608

  Other operating expenses              1,177          604            253             130         4,366        6,530

  Depreciation, depletion
  and amortization                      5,370          366            938               6           444        7,124

  Writedown of oil and gas
  properties                           18,583            -              -           1,510             -       20,093

  Income tax expense
  (benefit)                             (182)         (93)          1,226            (13)          (51)          887

  Results of operations
  from oil and gas                 $ (21,771)      $ (205)        $ 1,091       $ (1,633)
                                   ----------      -------        -------       ---------
  producing activities

  Interest and other
  expenses (net)                                                                                  3,741        3,741
                                                                                                  -----        -----

  Net (loss) income                                                                           $ (6,024)   $ (28,650)
                                                                                              =========   ==========

  Identifiable assets at
  December 31, 1998                  $ 23,744      $ 5,225        $11,056         $ 2,068       $ 7,595     $ 49,688
                                     ========      =======        =======         =======       =======     ========





                                                                                 Other
                                                                                Foreign
  Year Ended                   United States     Canada       Colombia          Countries     and Other       Total
                               -------------     ------       --------         -----------   ---------       -----
 December 31, 1997

  Total revenues                    $21,359       $2,582         $10,769            $   -       $ 1,286     $ 35,996

  Production costs                   10,461        1,080           5,066                -             -       16,607

  Other operating expenses            1,130          472             246               63         3,214        5,125

  Depreciation, depletion
  and amortization                    4,540          543           1,797                2           383        7,265

  Income tax expense
  (benefit)                             752          158           1,495                -         (529)        1,876

  Results of operations
  from oil and gas                  $ 4,476        $ 329         $ 2,165           $ (65)
                                    -------        -----         -------           ------
  producing activities

  Interest and other
  expenses (net)                                                                                  2,726        2,726
                                                                                                  -----        -----

  Net (loss) income                                                                            $(4,508)       $2,397
                                                                                               ========       ======

  Identifiable assets at
  December 31, 1997                $ 44,713      $ 7,460         $11,047          $ 2,174       $12,263     $ 77,657
                                   ========      =======         =======          =======       =======     ========


                                                                                 Other
                                                                                Foreign
  Year Ended                   United States     Canada       Colombia          Countries     and Other       Total
                               -------------     ------       --------         -----------   ---------       -----
  December 31, 1996

  Total revenues                    $15,907       $3,105         $13,594            $   -         $ 596     $ 33,202

  Production costs                    8,160        1,172           5,272                -             -       14,604

  Other operating expenses            1,209          536             213               58         1,904        3,920

  Depreciation, depletion
  and amortization                    2,564          353           2,275                1           334        5,527

  Income tax expense
  (benefit)                           1,561            -           2,917                -       (1,520)        2,958

  Results of operations
  from oil and gas                   $2,413      $ 1,044         $ 2,917           $ (59)
                                     ------      -------         -------           ------
  producing activities

  Interest and other
  expenses (net)                                                                                  2,428        2,428
                                                                                                  -----        -----

  Net income (loss)                                                                           $ (2,550)       $3,765
                                                                                              =========       ======

  Identifiable assets at
  December 31, 1996                $ 28,466      $ 5,346        $ 12,473            $ 264       $ 2,568     $ 49,117
                                   ========      =======        ========            =====       =======     ========


NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED)

Writedown of Natural Gas and Oil Properties

As of December 31, 1998, the Company estimated, using end-of-year prices for natural gas and oil that, in the aggregate, actual capitalized costs of natural gas and oil properties for the Company's three full cost pools exceeded the ceiling limitations imposed under full cost accounting rules by approximately $9.5 million. Subsequent to December 31, 1998, oil prices increased and natural gas prices decreased, such that the Company estimated, using April 1, 1999, prices that, in the aggregate, the ceiling limitation exceeded actual capitalized costs of natural gas and oil properties by approximately $2.9 million. The Company was required to record a writedown attributable to its United States full cost pool at December 31, 1998, in the amount of $1.4 million.

The weighted average prices for oil and natural gas based on actual prices in effect for each of the Company's properties, actual capitalized costs and ceiling limitation amounts for each full cost pool utilizing December 31, 1998, and April 1, 1999, prices are as follows (in thousands, except for price information):



                                        Weighted Avg. Price
                                                                                                            Excess/
                                                                                                           (Deficit)
                                                                                            Ceiling            of
                                         Oil          Natural Gas     Capitalized Costs    Limitation      Limitation
                                      ---------        ----------        -----------        ---------     ----------
  December 31, 1998:

          United States                   $8.33            $ 1.80            $20,931         $14,084       $ (6,847)

          Canada                         $10.92            $ 1.47            $ 4,802         $ 4,527          $(275)

          Colombia                       $ 7.05                 -            $ 6,066         $ 3,700       $ (2,366)
                                                                             -------         -------       ---------

                                                                             $31,779         $22,311       $ (9,488)
                                                                             =======         =======       =========

  April 1, 1999:

          United States                  $10.99            $ 1.55            $21,227         $19,845       $ (1,382)

          Canada                         $14.71            $ 1.44            $ 4,802         $ 4,816            $ 14

          Colombia                       $ 8.55                 -            $ 6,285         $10,566         $ 4,281
                                                                             -------         -------         -------

                                                                             $32,314         $35,227         $ 2,913
                                                                             =======         =======         =======

Approximately $4.5 million in principal amount of bank debt that matured for payment on July 31, 1998, has not been paid nor extended, and the borrowing base deficit of $3.1 million on the revolving loan at December 31, 1998, has not been satisfied either by providing additional collateral to The Company's bank or reducing the principal balance that was outstanding at December 31, 1998. Additionally, the Company was not in compliance with the loan agreements financial covenants at December 31, 1998. In February 1999, Bank One, Texas notified the Company that as a result of continuing defaults under the Company's principal credit facilities with Bank One the entire amount of $20.1 million then outstanding under the facilities was accelerated and declared immediately due and payable. The Company and its bank are in discussions to address such non-compliance.

The Company has negotiated, and continues to pursue, the sale of certain producing oil and gas assets and real estate assets. In September 1998, Saba listed certain of its California real estate properties with a broker, and in October 1998, Saba listed its domestic non-California producing oil and gas properties with a broker. Proceeds from the sale of such properties will be used to reduce bank indebtedness and provide working capital.

In October 1998, Saba executed a letter presented by the operator of the North Nare Association in Colombia whereby Saba confirmed its agreement to pay up to $500,000 in January 1999 if the operator is successful in procuring an extension from Ecopetrol of the North Nare contract for twenty-two years beyond the year 2008, the time at which the areas under the terms of the Association Agreement revert back to Ecopetrol.

The Company's obligation to repay the principal sum of approximately $4.2 million, plus interest, as evidenced by a promissory note secured by its 50% interest in a 118-mile pipeline in Colombia owned by Sabacol, Inc., a wholly-owned subsidiary of the Company ( Sabacol"), became due and payable in its entirety on December 14, 1998. The promissory note was not paid in full by December 14, 1998. However, on December 15, 1998, the Company disclosed that Sabacol filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Central District of California on December 11, 1998. Sabacol's assets, located solely in Colombia, consist of a 50% interest in a 118-mile pipeline and varying interests in heavy oil producing properties. Sabacol had filed the bankruptcy petition to protect its asset base and to provide adequate time to develop a re-organization plan. On March 30, 1999, it was announced that Sabacol had entered into an agreement to sell substantially all of its real and personal assets. A portion of the total consideration for the sale consists of cancellation of the promissory note, including accrued interest. Sabacol has filed a motion for an order authorizing the sale of the assets and, upon consummation of the sale, dismissing the bankruptcy case.

On March 22, 1999, the Company and HVI announced that the shareholders of both companies approved the merger between the Company and HVI at a special meeting of each company held in March 19,1999. Under the terms of the merger, HVI will be the surviving entity following its acquisition of 100% of the issued and outstanding Common Stock of Saba. At the HVI meeting, shareholders also approved a name change to Greka Energy Corporation.

The Company deferred the semi-annual interest payment of $162,000 due in December 1998 on the Debentures. The interest payment was made in January of 1999.

On March 15, 1999 HVI and RGC International Investors LDC entered into a term sheet that provided for the conversion of Saba's Series A Convertible Preferred Stock to a Secured Convertible Note obligation of HVI. Negotiations relating to the final documentation of this agreement are ongoing.

                     SABA PETROLEUM COMPANY AND SUBSIDIARIES
         SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)

Estimated Proved Reserves

Estimates of the Company's proved developed and undeveloped oil and gas reserves for its working and royalty interest wells were prepared by independent engineers. The estimates are based upon engineering principles generally accepted in the petroleum industry and take into account the effect of past performance and existing economic conditions. Reserve estimates vary from year to year because they are based upon judgmental factors involved in interpreting and analyzing production performance, geological and engineering data and changes in prices, operating costs and other economic, regulatory, and operating conditions. Changes in such factors can have a significant impact on the estimated future recoverable reserves and estimated future net revenue by changing the economic lives of the properties. Proved undeveloped oil and gas reserves include only those reserves which are expected to be recovered on undrilled acreage from new wells which are reasonably certain of production when drilled, or from presently existing wells which could require relatively major expenditures to effect recompletion. Presented below is a summary of proved reserves of the Company's oil and gas properties:


                                                     United States       Canada (1)          Colombia           Total
                                                    -------------       ----------          --------           -----
  Year Ended December 31, 1998

  Oil (Barrels)
  Proved Reserves:


        Beginning of year                             10,550,203            806,700        12,568,182        23,925,085

        Acquisition, exploration and
        development of minerals in place                 278,429                  -                 -           278,429

        Revisions of previous estimates              (3,825,390)          (210,793)       (3,685,077)       (7,721,260)

        Production                                     (964,613)           (67,007)         (823,361)       (1,854,981)

        Sales of minerals in place                     (474,195)          (248,300)                 -         (722,495)
                                                       ---------          ---------        ----------         ---------

        End of year                                    5,564,434            280,600         8,059,744        13,904,778
                                                       =========            =======         =========        ==========

  Proved developed reserves, end of year               3,756,848            177,600         4,501,423         8,435,871
                                                       =========            =======         =========         =========



  Gas (thousands of cubic feet) Proved Reserves:


        Beginning of year                             20,310,456         10,984,000                 -        31,294,456

        Acquisition, exploration and
        development of minerals in place               1,298,845                  -                 -         1,298,845

        Revisions of previous estimates                  610,050        (4,132,701)                 -       (3,522,651)


        Production                                   (1,628,495)          (614,399)                 -       (2,242,894)

        Sales of minerals in place                    (3,673,391          (156,600)                 -       (3,829,991)
                                                      ----------          ---------        ----------       -----------

        End of Year                                   16,917,465          6,080,300                 -        22,997,765
                                                      ==========          =========        ==========        ==========

  Proved developed reserves, end of year               8,863,795          2,254,500                 -        11,118,295
                                                       =========          =========        ==========        ==========

(1) see reference (1) on page F-70


                                                     United States       Canada (1)         Colombia            Total
                                                     -------------       ----------         --------            -----
  Year Ended December 31, 1997

  Oil (Barrels)
  Proved Reserves:


        Beginning of year                               16,151,058          920,800         9,607,067          26,678,925

        Acquisition, exploration and
        development of minerals in place                 4,200,193            9,640         1,600,225           5,810,058

        Revisions of previous estimates                (6,139,246)         (24,055)         2,247,541         (3,915,760)

        Production                                     (1,120,645)         (99,685)         (886,651)         (2,106,981)

        Sales of minerals in place                     (2,541,157)                -                 -         (2,541,157)
                                                       -----------        ---------         ---------         -----------

        End of year                                     10,550,203          806,700        12,568,182          23,925,085
                                                        ==========          =======        ==========          ==========

  Proved developed reserves, end of year                 8,048,356          603,600         7,964,016          16,615,972
                                                         =========          =======         =========          ==========



  Gas (thousands of cubic feet) Proved Reserves:


        Beginning of year                               13,113,965       10,551,000                 -          23,664,965

        Acquisition, exploration and
        development of minerals in place                13,337,886        1,190,546                 -          14,528,432

        Revisions of previous estimates                (4,477,286)         (23,832)                 -         (4,501,118)

        Production                                     (1,673,914)        (733,714)                 -         (2,407,628)

        Sales of minerals in place                           9,805                -                 -               9,805
                                                       -----------       ----------         ---------         -----------

        End of Year                                     20,310,456       10,984,000                 -          31,294,456
                                                        ==========       ==========         =========         ===========

  Proved developed reserves, end of year                13,988,220        3,412,000                 -          17,400,220
                                                        ==========        =========         =========         ===========


                                                    United States       Canada (1)          Colombia             Total
                                                    -------------       ----------          --------             -----
  Oil (Barrels)
  Proved Reserves:


        Beginning of year                               6,562,595          926,200           5,042,502          12,531,297

        Acquisition, exploration and
        development of minerals in place                4,501,828          103,837                   -           4,605,665

        Revisions of previous estimates                 5,950,525           24,771           5,595,772          11,571,068

        Production                                      (803,070)        (134,008)         (1,031,207)         (1,968,285)

        Sales of minerals in place                       (60,820)                -                   -            (60,820)
                                                         --------         --------         ----------             --------

        End of year                                    16,151,058          920,800           9,607,067          26,678,925
                                                       ==========          =======           =========          ==========

  Proved developed reserves, end of year                7,993,854          710,000           4,692,140          13,395,994
                                                        =========          =======           =========          ==========



  Gas (thousands of cubic feet) Proved Reserves:


        Beginning of year                               9,103,049       10,376,000                   -          19,479,049

        Acquisition, exploration and
        development of minerals in place                4,186,184          924,033                   -           5,110,217

        Revisions of previous estimates                 1,046,326           48,213                   -           1,094,539

        Production                                    (1,089,576)        (561,042)                   -         (1,650,618)

        Sales of minerals in place                      (132,018)        (236,204)                   -           (368,222)
                                                        ---------        ---------          ----------           ---------

        End of Year                                    13,113,965       10,551,000                   -          23,664,965
                                                       ==========       ==========           ==========         ==========

  Proved developed reserves, end of year               11,520,707        2,654,000                   -          14,174,707
                                                       ==========        =========           ==========         ==========


(1) see reference (1) on page F-68


(1) The proved reserve information on December 31, 1998, 1997 and 1996 includes the following proved reserve amounts attributable to the approximately 26% minority interest ownership by unrelated parties in Beaver Lake Resources Corporation.


                                               1998         1997         1996
                                         ----------   ----------   ----------

Oil (Bbls) ...........................       72,495      208,417      236,911

Gas (Mcf) ............................    1,570,888    2,837,793    2,714,646

Barrels of oil equivalent (BOE) ......      334,310      681,382      689,352

Standardized measure of
      discounted future net cash flows   $1,095,738   $2,351,565   $2,840,628


Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserve

The following information at December 31, 1998, 1997 and 1996 has been prepared in accordance with Statement of Financial Accounting Standards No. 69, which requires the standardized measure of discounted future net cash flows to be based on sales prices in effect at year-end, costs and statutory income tax rates in effect at the time the projections are made and a 10 percent per year discount rate. The projections should not be viewed as estimates of future cash flows nor should the standardized measure" be interpreted as representing current value to the Company (dollars in thousands).



December 31, 1998                  United States   Canada (1)  Colombia     Total
-----------------                  -------------   ----------  --------     -----
Future cash inflows                   $ 76,773      $ 13,407   $ 56,853   $ 147,033
Future production costs                (35,593)       (5,144)   (40,617)    (81,354)
Future development costs               (16,826)       (1,307)    (8,256)    (26,389)
Future income tax expenses                   -          (312)         -        (312)
                                        ------         -----     ------       -----

Future net cash flows                   24,354         6,644      7,980      38,978
10 percent annual discount for
 estimated timing of cash flows         (9,143)       (2,403)    (4,307)    (15,853)
                                        ------        ------     ------     -------

Standardized measure of discounted
 future net cash flows                $ 15,211      $  4,241   $  3,673   $  23,125
                                       =======       =======    =======    ========

December 31, 1997

Future cash inflows                   $184,240      $ 30,826   $167,418    $382,484
Future production costs                (87,803)      (11,639)   (71,327)   (170,769)
Future development costs               (18,263)       (1,604)    (8,269)    (28,136)
Future income tax expenses             (15,773)       (4,307)   (36,022)    (56,102)
                                      --------        ------    -------     -------

Future net cash flows                   62,401        13,276     51,800     127,477
10 percent annual discount for
 estimated timing of cash flows        (16,572)       (4,174)   (16,878)    (37,624)
                                      --------       --------   -------     -------

Standardized measure of discounted
 future net cash flows               $  45,829       $ 9,102    $34,922     $89,853
                                      ========        ======     ======      ======

(1) see reference (1) on page F-68


December 31, 1996                     United States   Canada (1)    Colombia   Total
-----------------                     -------------   ----------    --------   -----
Future cash inflows                    $  324,206     $  39,985     $157,552  $521,743
Future production costs                  (143,964)      (13,247)     (63,458) (220,669)
Future development costs                  (24,432)         (587)     (22,153)  (47,172)
Future income tax expenses                (36,539)       (9,529)     (22,172)  (68,240)
                                          -------        ------      -------   -------

Future net cash flows                     119,271        16,622       49,769   185,662
10 percent annual discount for
 estimated timing of cash flows           (45,942)       (5,581)     (17,650)  (69,173)
                                          -------        ------      -------   -------

Standardized measure of discounted
 future net cash flows                  $  73,329      $ 11,041     $ 32,119   $116,489
                                         ========       =======      =======    =======

The following are the principal sources of changes in the standardized measure of discounted future net cash flows during 1998, 1997 and 1996 (dollars in thousands).





December 31, 1998          United States    Canada (1)        Colombia           Total
-----------------          -------------    ----------        ---------        --------
Balance at beginning of year     $45,829    $     9,102       $34,923         $89,854
Acquisitions, discoveries
 and extensions                    1,263              -             -           1,263
Sales and transfers of oil
 and gas produced, net of
 production costs                 (2,841)          (479)       (2,761)         (6,081)
Changes in estimated future
 development costs                (5,805)           228          (412)         (5,989)
Net changes in prices, net of
 production costs                (20,970)        (2,077)      (45,030)        (68,077)
Sales of reserves in place        (4,391)        (1,540)            -          (5,931)
Development costs incurred
 during the period                   330              -         1,216           1,546
Changes in production rates
 and other                         4,586           (236)       (7,360)         (3,010)
Revisions of previous
 quantity estimates              (13,550)        (3,280)       (4,830)        (21,660)
Accretion of discount              5,144          1,640         5,714          12,498
Net change in income taxes         5,616            883        22,213          28,712
                                --------           ----        ------          ------
Balance at end of year         $  15,211       $  4,241      $  3,673        $ 23,125
                                 =======        =======       =======          ======

(1) see reference (1) on page F-68


December 31, 1997             United States  Canada (1)    Colombia        Total
                                ---------    ---------    ---------    ---------
Balance at beginning of year    $  73,329    $  11,041    $  32,119    $ 116,489
Acquisitions, discoveries
 and extensions .............      31,593          726        8,368       40,687
Sales and transfers of oil
 and gas produced, net of
 production costs ...........     (10,497)      (1,254)      (5,611)     (17,362)
Changes in estimated future
 development costs ..........       9,920       (1,108)       9,231       18,043
Net changes in prices, net of
 production costs ...........     (51,463)      (4,739)     (15,151)     (71,353)
Sales of reserves in place ..      (4,314)        --           --         (4,314)
Development costs incurred
 during the period ..........       1,601           70         (719)         952
Changes in production rates
 and other ..................      (9,298)        (927)       2,076       (8,149)
Revisions of previous
 quantity estimates .........     (20,764)        (126)       9,761      (11,129)
Accretion of discount .......       9,515        1,540        4,471       15,526
Net change in income taxes ..      16,207        3,879       (9,622)      10,464
                                ---------    ---------    ---------    ---------
Balance at end of year ......   $  45,829    $   9,102    $  34,923    $  89,854
                                =========    =========    =========    =========

December 31, 1996

Balance at beginning of year    $  19,234    $   7,393    $  12,438   $  39,065
Acquisitions, discoveries
 and extensions .............      43,988        1,604         --        45,592
Sales and transfers of oil
 and gas produced, net of
 production costs ...........      (7,590)      (1,845)      (7,605)    (17,040)
Changes in estimated future
 development costs ..........     (15,038)       2,430      (16,233)    (28,841)
Net changes in prices, net of
 production costs ...........      14,951        5,680       20,390      41,021
Sales of reserves in place ..        (667)         (77)        --          (744)
Development costs incurred
 during the period ..........         330          120         --           450
Changes in production rates
 and other ..................          16         (490)      (2,236)     (2,710)
Revisions of previous
 quantity estimates .........      32,023          436       32,781      65,240
Accretion of discount .......       2,467          748        1,601       4,816
Net change in income taxes ..     (16,385)      (4,958)      (9,017)    (30,360)
                                ---------    ---------    ---------   ---------
Balance at end of yea .......   $  73,329    $  11,041    $  32,119   $ 116,489
                                =========    =========    =========   =========

(1) see reference (1) on page F-68

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GREKA ENERGY CORPORATION



  Dated: September 17, 1999    By:/s/ Randeep S. Grewal
                                  ----------------------------------------
                                  Randeep S. Grewal, Chairman of the Board
                                  and Chief Executive Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                Title                         Date


  /s/ Randeep S. Grewal
  ---------------------
  Randeep S. Grewal        Chairman of the Board of         September 17, 1999

                           Directors and Chief
                           Executive Officer
                           (Principal Executive
                           Officer, Financial Officer
                           and Accounting Officer)

  /s/ Dr. Jan F. Holtrop
  ----------------------
  Dr. Jan F. Holtrop       Director                         September 17, 1999


  /s/ Dirk Van Keulen
  ----------------------
  Dirk Van Keulen          Director                         September 17, 1999


  /s/ George C. Andrews
  ----------------------
  George C. Andrews        Director                         September 17, 1999


  /s/ Dai Vaughan
  ----------------------
  Dai Vaughan              Director                         September 17, 1999

                                                                    Exhibit 23.1

  Arthur Andersen LLP


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

       As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into Greka Energy Corporation's previously filed registration statements (File Nos. 333-60621 and 333-78673).

  /s/ Arthur Andersen LLP


  New York, New York
  September 16, 1999

                                                                    Exhibit 23.2

  Bateman & Co., P.C.


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

       We consent to the inclusion in this amended Annual Report on Form 10-K for the year ended December 31, 1998, which report will upon its filing be incorporated by reference into Greka Energy Corporation's registration statements on Form S-3 (File Nos. 333-60621 and 333-78673), of our report dated April 14, 1998, on our audits of the consolidated financial statements of Greka Energy Corporation, formerly known as Petro Union, Inc. doing business as Horizontal Ventures Inc. as of December 31, 1997 and for each of the two years in the period ended December 31, 1997.

                                                          /s/Bateman & Co., P.C.
                                                             -------------------
                                                             Bateman & Co., P.C.

  Houston, Texas
  September 16, 1999

                                                                   Exhibit 23.3

  Netherland, Sewell & Associates, Inc.


            CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS

     We hereby consent to references to our firm in the form and context in which they appear in the amended Annual Report on Form 10-K of GREKA Energy Corporation for the year ended December 31, 1998. We hereby further consent to the use of information contained in our reports, as of January 1, 1997, 1998 and 1999 setting forth the Saba Petroleum Company oil and gas reserves and revenue estimates for the United States and Colombia and to the use of information from our report dated April 5, 1999, setting forth the Horizontal Ventures, Inc. oil and gas reserves and revenue estimates, as of January 1, 1999, for Cat Canyon Field in California. We understand the oil and gass assets owned by Saba Petroleum Company and Horizontal Ventures, Inc. were merged on March 24, 1999, to form GREKA Energy Corporation. We further consent to the incorporation by reference thereof into GREKA Energy Corporation's registration statements on Form S-3 (File Nos. 333-60621 and 333-78673).

                                     Netherland, Sewell & Associates, Inc.

                                     By: /s/ Frederic D. Sewell
                                             -----------------------
                                             Frederic D. Sewell
                                             President

  Dallas, Texas
  September 20, 1999

                                                                    Exhibit 23.4

  Sproule Associates Limited

  September 16, 1999


  Greka Energy Corporation
  630 Fifth Avenue, Suite 1501
  New York, New York 10111

       Re: Evaluation of the P&NG Reserves of Beaver Lake
           Reserves Corporation, as of January 1, 1999

  Dear Sirs:

       Sproule Associates Limited hereby consents to being named in the amended Annual Report on Form 10-K of Greka Energy Corporation, which upon its filing will be incorporated by reference into Greka Energy Corporation's registration statements on Form S-3, File Nos. 333-60621 and 333-78673.

       We confirm that we have read excerpts from the draft document and that we have no reason to believe that there are any misrepresentations in the information contained therein that is derived from our Report.

                                     Sincerely,


                                     /s/R.K. MacLeod
                                        --------------------------
                                        R. K. MacLeod, Eng.
                                        Vice-President, Engineering
                                        U.S. and International

                                                                    Exhibit 23.5
  PricewaterhouseCoopers LLP


                       CONSENT OF INDEPENDENT ACCOUNTANTS

       We consent to the incorporation by reference in the registration statements of Greka Energy Corporation's on Form S-3 (File Nos. 333-60621 and 333-78673) of our report, which contained an explanatory paragraph regarding Saba Petroleum Company's ability to continue as a going concern, dated April 15, 1998, on our audits of the consolidated financial statements of Saba Petroleum Company as of December 31, 1997 and for the years ended December 31, 1997 and 1996, which report is included in this amended Annual Report on Form 10-K.

  /s/PricewaterhouseCoopers LLP
     ---------------------------

  Los Angeles, California
  September 21, 1999