Form 10QSB
period 1999-10-30
GREKA ENERGY CORP
filed 1999-11-22
CIK 840402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes   No
                                         ---   ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  X Yes   No
                      ---   ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 15, 1999, GREKA Energy had 4,311,603 shares of Common Stock, no par value per share, outstanding.


                               TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION ............................................  3

Item 1.  Financial Statements .............................................  3

   Condensed Consolidated Balance Sheets as of September 30, 1999
     (Unaudited) and December 31, 1998 ....................................  3
   Condensed Consolidated Statements of Operations for the Nine and
      Three Month Periods Ended September 30, 1999 and 1998 (Unaudited)..... 5
   Condensed Consolidated Statements of Cash Flows for the Nine
      Month Periods Ended September 30, 1999 and 1998 (Unaudited) .........  6
   Notes to Condensed Consolidated Financial Statements (Unaudited) .......  7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations ....................................  20
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  31

Item 2.  Changes in Securities and Use of Proceeds.........................  32

Item 3.  Defaults Upon Senior Securities...................................  32

Item 4.  Submission of Matters to a Vote of Security Holders...............  32

Item 5.  Other Information.................................................  32

Item 6.  Exhibits and Reports on Form 8-K..................................  33

SIGNATURE..................................................................  34

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                  September 30,
                                                      1999          December 31,
                                                   (Unaudited)         1998
                                                  ------------     -------------
Current Assets
     Cash and cash equivalents ...............    $    485,015     $    250,212
     Accounts receivable, net of
      allowance for doubtful accounts
      of $161,500(1999)and $74,000 (1998) ....       6,027,306           20,807
     Inventories .............................       7,337,608               --
     Other current assets ....................       1,988,837          150,788
                                                  ------------     -------------
            Total Current Assets .............      15,838,766          421,807
                                                  ------------     -------------
Property and Equipment
     Investment in limestone property,
      at cost ................................       3,699,304        3,500,000
     Oil and gas properties (full
      cost method) ...........................      24,796,168        3,445,816
     Land, plant and equipment ...............      42,857,993        1,561,475
                                                  ------------     -------------
                                                    71,353,465        8,507,291
     Less accumulated depletion,
      depreciation and impairment ............      (6,340,722)      (4,081,340)
                                                  ------------     -------------

            Total Property and Equipment .....      65,012,743        4,425,951
                                                  ------------     -------------
Other Assets
     Investment in Saba Petroleum Company ....            --         15,804,110
     Other ...................................       1,998,532          154,937
                                                  ------------     -------------

            Total Other Assets ...............       1,998,532       15,959,047
                                                  ------------     -------------
                                                  $ 82,850,041     $ 20,806,805
                                                  ============     =============

   The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September 30,
                                                      1999          December 31,
                                                   (Unaudited)         1998
                                                   ------------    -------------
Current Liabilities

     Accounts payable and accrued
      liabilities ..............................   $ 11,062,902    $    236,323
     Income taxes payable ......................        400,804            --
     Current portion of long-term debt .........     23,749,621       2,013,338
                                                   ------------    -------------
            Total Current Liabilities ..........     35,213,327       2,249,661
                                                   ------------    -------------
Long-term Debt, net of current portion .........      8,286,236          52,634

Other Liabilities ..............................        740,642              --

Preferred Stock of Subsidiary ..................      7,411,756              --
                                                   ------------    -------------

                                                     16,438,684          52,634
                                                   ------------    -------------

Commitments and contingencies

Stockholders' Equity
     Common Stock, no par value, authorized
     50,000,000 shares; issued and
     outstanding 4,311,603 (1999) and
     2,910,988 (1998) shares ...................     36,833,623      25,735,019
     Accumulated comprehensive income ..........         63,982            --
     Accumulated deficit .......................     (5,699,525)     (7,230,509)
                                                   ------------    -------------
     Total Stockholders' Equity ................     31,198,080      18,504,510
                                                   ------------    -------------

                                                   $ 82,850,041    $ 20,806,805
                                                   ============    =============

   The accompanying notes are an integral part of these financial statements.


                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Nine Months                     Three Months
                                                 Ended September 30,              Ended September 30,
                                                 1999            1998             1999            1998
                                              ------------    ------------    ------------    ------------
Revenues
Oil and gas sales .........................   $  7,572,548    $    129,852    $  2,877,134    $      9,704
Refinery product sales and other...........     11,109,927          72,011       6,756,778          22,408
                                              ------------    ------------    ------------    ------------
         Total Revenues ...................     18,682,475         201,863       9,633,912          32,112
                                              ------------    ------------    ------------    ------------
Expenses
Production costs ..........................      3,672,740         119,334       1,089,991          29,942
Refinery product cost
of sales ..................................      6,611,000            --         4,545,349            --
General & administrative ..................      2,347,971       1,044,753         760,968         278,108
Depletion, depreciation
& amortization ............................      2,830,334         226,225       1,111,148         116,859
                                              ------------    ------------    ------------    ------------
Total Expenses ............................     15,462,045       1,390,312       7,507,456         424,909
                                              ------------    ------------    ------------    ------------
Operating income (loss) ...................      3,220,430      (1,188,449)      2,126,456        (392,797)
Other Income (Expenses)
Equity in pre-acquisition
loss of Saba ..............................       (553,483)           --              --              --
Other, net ................................        650,516            --           (28,749)           --
Interest expense ..........................     (1,334,996)           --          (688,675)           --
                                              ------------    ------------    ------------    ------------
Other Income (Expense), Net ...............     (1,237,963)           --          (717,424)           --
                                              ------------    ------------    ------------    ------------
Income (loss)
before income taxes .......................      1,982,467      (1,188,449)      1,409,032        (392,797)

Provision for Colombia
taxes .....................................        472,100            --              --              --
Minority interest in (Loss) of
Consolidated Subsidiary ...................        (20,617)           --              --              --
                                              ------------    ------------    ------------    ------------
Net Income (Loss) .........................      1,530,984      (1,188,449)      1,409,032
Other Comprehensive Income -
         net of tax Foreign currency
         translation adjustments ..........         63,982            --              --              --
                                              ------------    ------------    ------------    ------------
Comprehensive Income (Loss) ...............   $  1,594,966    $ (1,188,449)   $  1,409,032    $   (392,797)
                                              ============    ============    ============    ============
NeT Earnings (Loss) per common share
Basic .....................................   $       0.36    $      (0.76)   $       0.33    $      (0.25)
NeT Earnings (Loss) per common share
Fully Diluted .............................   $       0.35    $      (0.76)   $       0.32    $      (0.25)


Weighted Average Common Shares Outstanding,
Basic and Diluted .........................      4,255,737       1,570,981       4,290,079       1,570,981

   The accompanying notes are an integral part of these financial statements.


                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           1999            1998
                                                       ------------    ------------
 Cash Flows from Operating Activities
         Net income (loss) .........................   $  1,530,984    $ (1,188,450)
         Adjustments to reconcile net income (loss)
           to net cash used in operating activities:
         Depletion, depreciation and
         amortization ...............................     2,830,334         226,225
      Equity in pre-acquisition loss of Saba .......        553,483              --
      Minority interest in (loss) of
        consolidated subsidiary ....................        (20,617)             --
      Compensation expense attributable to the
           issuance of Common Stock ................        150,000              --
         Changes in:
         Accounts receivable .......................     (4,358,512)          7,952
         Inventories ...............................     (2,132,891)             --
      Other assets .................................        197,693          (3,272)
      Accounts payable and accrued
        liabilities ................................       (643,627)     (1,015,639)
                                                       ------------    ------------
Net Cash Used In Operating
        Activities .................................       (940,913)     (1,973,184)
                                                       ------------    ------------
Cash Flows from Investing Activities
     Acquisition of inventory ......................     (1,000,000)             --
     Expenditures for property and equipment .......     (1,090,763)     (1,180,560)
     Proceeds from Sale of property.................        915,000              --
     Expenditures for acquisition of Saba,
      net of cash acquired .........................        234,850              --
                                                       ------------    ------------
Net Cash Used In
       Investing Activities ........................       (940,913)     (1,180,560)
                                                       ------------    ------------
Cash Flows from Financing Activities
     Increase in deferred financing costs ..........       (330,348)             --
     Proceeds from notes payable and
      long-term debt:
      BNY Financial Corporation ....................     10,526,450              --
      15% Debenture ................................      1,000,000              --
     Principal payments on notes payable and
      long-term debt:
      Bank One, Texas ..............................     (6,000,000)             --
      BNY Financial Corporation ....................     (2,021,838)             --
         Other .....................................       (105,395)        (24,802)
         Net proceeds from issuance of Common
         Stock .....................................             --          84,446
                                                       ------------    ------------
Net Cash Provided By Financing
      Activities ...................................      3,068,869          59,644
                                                       ------------    ------------
Net Increase (Decrease) in Cash and
         Cash Equivalents ..........................        234,803      (3,094,100)
Cash and Cash Equivalents at Beginning
         of Period .................................        250,212       3,932,647
                                                       ------------    ------------
Cash and Cash Equivalents at End
 of Period .........................................   $    485,015    $  1,838,547
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES
General

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1998, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-KSB/A2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 1999,and the consolidated results of operations for the nine and three month periods ended September 30, 1999 and 1998, and the consolidated cash flows for the nine month periods ended September 30, 1999 and 1998.

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

In addition to the shares owned directly by the Company, 568,200 Saba shares were owned by International Publishing Holding ("IPH"), a Company shareholder. Such shares were subject to a call agreement by the Company at an exercise price equal to 120% of the cost of such shares to IPH, payable in cash or common shares of the Company. IPH had a put agreement that became effective April 1, 1999, and was exercised on such date. The Company has authorized the issuance of 140,886 shares to IPH in exchange for the shares of Saba owned directly by IPH.

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
                                            =======

The Company revised the allocation of the Saba acquisition cost during the second and third quarter of 1999 based on new information and analyses performed during the quarter. With additional information which may arise in the future, the Company may further revise the allocation during the remainder of 1999.

Management's Plans

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During 1998, due to decreased prices for natural gas and crude oil in all locations in which the Company does business, the Company incurred losses, due primarily to reduced production and related oil and gas sales and a $3.2 million non-cash ceiling writedown of its oil and gas assets without any reduction for tax benefits. As a result of these factors, the reported net loss was $5.5 million, or $3.42 per share. The Company had also not made payments on two loans from one of its primary stockholders, but had received extensions in the due dates for repayments to May 31, 1999. In addition, the Company made a substantial investment in, and subsequently acquired, Saba in March 1999. At the time of the acquisition, Saba was not in compliance with certain requirements, restrictions and other covenants in its 9% senior subordinated debentures ($3.6 million), its revolving ($15.6 million) and term ($4.5 million) bank loan agreements, its loan from the operator of properties owned by the Company in Colombia ($4.2 million) and its Preferred Stock (with a stated value of $7.2 million). As a consequence, it could not borrow under its revolving bank loan agreement. Saba also received a notice of default from

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The independent public accountants for the Company and Saba issued modified reports at December 31, 1998, with respect to the ability of the Company and Saba to each continue as a going concern. The Company's independent public accountants, after consideration of the refinancing transactions and the improvements in the operations and financial position as a whole, on September 16, 1999, deleted the fourth paragraph of the previously issued report in its entirety. The deleted paragraph expressed the independent public accountants' substantial doubt as to the ability of the Company to continue as a going concern.

The entire working capital deficit of Saba that existed on the effective date of the acquisition, March 24, 1999, was inherited by the Company. The Company has entered into, and concluded, material transactions that conform to the Company's strategy to capitalize on its asset base, including the following events:

o At May 1, 1999, the Company assumed full operation of its asphalt refinery in California which is expected to significantly increase operating cash flows,
o The Company secured financing with BNY Financial Corporation, ("BNY") of up to $11.0 million in May 1999 and which was increased to up to $12.0 million in September 1999,
o The payment of $6.0 million to Bank One, Texas ("Bank One") to reduce existing debt owed by Saba,
o The Company negotiated terms and conditions with a financial institution for funds up to $35.0 million, providing for refinancing to reduce the current liabilities with respect to the Company's indebtedness to Bank One, IPH and BNY,
o The Company entered into a term sheet providing for restructure of Saba's Preferred Stock (See Note 5 - Preferred Stock of Subsidiary),
o The Company entered into a term sheet providing for restructure of Saba's 9% senior subordinated debentures (See Note 4 - Notes Payable and Long- Term Debt),
o        The  Company  closed the  sale  of  non-core  assets  of  the  Company,
         including  its oil  and  gas  asset   in Colombia,  and
o Acquired the minority interests in its Canadian subsidiary (See Note 2 - Sale and Acquisition of Assets).

In view of the significant changes which result from the events described above, management believes that the results of operations and cash flows of the Company reported herein are indicative of the expected future results of operations of the Company. Comparisons of the Company's results of operations for the nine and three month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998, reflect the Company's financial and operational strength. Such strength is attributable to the Company's successful implementation of its business plan based upon consistent cash flow that is hedged from oil price activity. Results of operations for the nine month period ended September 30, 1999, and more particularly the three month period ended September 30, 1999, are more representative of the Company's long-term potential. Upon closing the refinancing transactions described above, it is expected that there will be a material, favorable change to the Company's Balance Sheet as a result of reclassifying current liabilities to long-term liabilities. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources.)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following at September 30, 1999:

                           Crude Oil                 $1,403,648
                           Asphalt and
                             related by-products      4,971,023
                           Oilfield materials
                             and supplies               962,937
                                                     ----------
                                                     $7,337,608
                                                     ==========

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

NOTE 2 - SALE AND ACQUISITION OF ASSETS

In April 1999, the Company and IPH closed an agreement with Pembrooke Calox, Inc. ("Pembrooke") for the sale of the Company's and IPH's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property. The buyer had the option to pay either $3.85 million by July 31, 1999 followed by four annual payments of $200,000 each beginning in 2001, or $5.7 million by November 1, 1999. The buyer had not paid any funds to the Company or IPH on or before July 31, 1999. As part of this transaction, the Company paid Pembrooke $50,000 and issued 16,736 shares of Common Stock following the filing of a registration statement on May 17, 1999.The Company has not recorded the sales transaction due to the terms of the sale and pending realization of the note receivable due on November 1, 1999. (See Note 8 - Subsequent Events)

In July 1999, at a cost of $335,554 the Company acquired the remaining common stock of Beaver Lake Resources Corporation ("BLRC") that it did not hold effective July 31, 1999 whereby the Company issued a total of approximately 70,000 shares resulting in each BLRC shareholder receiving 1 share of the Company's common stock in exchange for 74.4 shares of BLRC's common stock. BLRC is now a wholly-owned subsidiary of the Company.

BLRC sold certain Canadian oil and gas interests in July and August 1999 for an aggregate contract price of $915,000.

NOTE 3 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the nine month periods ended September 30, 1999 and 1998:

                                            1999               1998
          Interest paid                   $1,330,957          $    -
          Income taxes paid               $   43,296          $    -



NOTE 3 - STATEMENT OF CASH FLOWS (continued)

Non-cash investing and financing transactions are as follows:

The dividend obligation on Saba's Preferred Stock for the three months ending September 30, 1999, that was due and payable on September 30, 1999, of $107,400 was accrued by increasing that issue's reported carrying amount.

A promissory note ($345,290), bearing interest at the rate of 13.5%, that was due to the seller of an oil and gas property, which was acquired by Saba in December 1997, was cancelled by the seller as part of a settlement. The settled amount is part of the accounts payable at September 30, 1999.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following at September 30, 1999:

     Saba 9% senior subordinated Debentures
      due 2005 (a)                          $ 3,412,918
     Loan  agreement-Bank  One (b)           14,101,769
     Demand loan agreement with a bank (c)    1,250,000
     Capital lease  obligations (d)             461,431
     Term loan with a bank (e)                  353,860
     Notes payable (f)                        2,000,000
     15% convertible senior subordinated
      Debenture due 2001 (g)                  1,000,000
     Loan agreement-BNY Financial
      Corporation (h)                         9,404,000
     Other                                       51,879
                                            -----------
                                             32,035,857
     Less current portion                    23,749,621
                                            -----------
                                            $ 8,286,236
                                            ===========

As discussed in Note 1, the Company completed the acquisition of Saba on March 24, 1999. The following notes discuss the debt obligations outstanding as of September 30, 1999. With respect to certain of these instruments, the Company is in the process of renegotiating the terms and conditions of the obligations.



NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (continued)

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

In July and August 1999, the Company entered into a term sheet with a majority of the holders of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of the Company with interest at the rate of 9%, maturing on December 31, 2005 with a right of the Company to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders to first convert. The conversion price offered by the Company is 95% of the average closing bid price of the Company's common stock for the 30 consecutive trading days of the Company's common stock ending one day prior to the date notice of conversion is received by the Company, but in no event less than $8.50 nor greater than $12.50 per share. The terms further offer that, commencing April 1, 2000, each holder of the Company's debentures shall have the right upon written notice to the Company to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Saba debentures were delisted from the American Stock Exchange in August 1999.

Saba is not in compliance with certain of the Debentures' restrictions and covenants, and accordingly, such debt is classified as currently payable at September 30, 1999.

(b) Amounts outstanding under the loan agreement with Bank One aggregate $14.1 million at September 30, 1999. A portion of the indebtedness was advanced under a reducing, revolving borrowing base loan. The balance of the indebtedness consists of term loans that matured on July 31, 1998, and were not paid nor extended.

In February 1999, Bank One notified Saba that as a result of continuing defaults under Saba's principal credit facilities with Bank One the entire amount of $20.1 million then outstanding under the facilities was accelerated and declared immediately due and payable. In May 1999, the Company borrowed $6.0 million under the terms of a new credit facility with BNY and applied such proceeds to the Bank One indebtedness, reducing the outstanding balance to $14.1 million.

In July 1999, the Company, Saba and Bank One entered into an Amended and Restated Forbearance Agreement, under which Bank One agreed that it would forbear from exercising its remedies under the credit facilities through September 15, 1999, provided that Saba maintain compliance with certain conditions regarding Events of Default, making timely interest payments and securing alternative financing to retire the Bank One indebtedness. Saba has maintained compliance and Bank One has continued to forbear.


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT(continued)

(c) The Company's Canadian subsidiary has a demand revolving reducing loan with a borrowing base of $1.2 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (7.0% at September 30, 1999). The loan is collateralized by the subsidiary's oil and gas producing properties and a first and fixed floating charge debenture in the principal amount of $3.6 million over all assets of the subsidiary. The borrowing base reduces at the rate of $34,175 per month. In accordance with the terms of the loan agreement, $410,100 of the total loan balance of $1.2 million is classified as currently payable at September 30, 1999. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so except in the event of default. Management believes that there has not been an event of default under this agreement.

(d) A subsidiary of the Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to five years. The effective interest rate on the total amount of capitalized leases at September 30, 1999, was 8.21%.

 (e) The term loan with a bank ($353,860) is due to the seller of a fee interest in property in which the Company owns mineral interests. The note bears interest at the prime rate plus 1% (9.25% at September 30, 1999), is scheduled for repayment in monthly installments to a maturity date of February 2001, and is collateralized by the fee interest acquired by the Company.

(f) In October 1998 and November 1998, the Company borrowed $500,000 and $1,500,000, respectively, from IPH. The initial borrowing does not bear interest; the second note bears interest at the rate of 6%, and is collateralized by all of the issued and outstanding shares of capital stock of Greka SMV Inc., a wholly owned subsidiary of the Company. Both loans had been amended and matured for payment on September 30, 1999. The Company intends to pay off this obligation upon closing of a financing transaction secured by the Company's interest in certain oil and gas assets and real estate.


(g) In February, 1999, the Company issued $1,000,000 of 15% convertible senior subordinated debentures due February 1, 2001. The debentures are secured by the Company's limestone deposits to the extent of the outstanding debenture balance. The debentures are convertible into Common Stock of the Company, at the option of the holders of the debentures, at any time from August 1, 1999, to January 31, 2000, at a conversion price of $15.00 per share, and at any time from February 1, 2000, until January 31, 2001, at a conversion price of $20.00. Interest will accrue on the debentures to the maturity date. The Company may call the entire amount outstanding, or a portion thereof, at any time during the term of the debenture by paying the principal amount owing plus any accrued interest. The principal use of proceeds from the sale of the debentures was to provide working capital.

(h) In May 1999, the Company entered into a loan agreement with BNY that provides for financing of up to $11.0 million, consisting of a term note in the amount of $6.0 million and a revolving credit facility in the face amount of $5.0 million. The term loan was fully advanced at closing and the proceeds were used to reduce indebtedness with Bank One. Advances under the revolving loan are based upon eligible accounts receivable and inventory of the Company's asphalt refinery operation. Amounts outstanding under the credit facility bear interest at the rate of prime plus 1% (9.25% at September 30, 1999) and are collateralized by real estate interests located in Santa Maria, California, all assets owned by Santa Maria Refining Company, and the common stock certificates of Santa Maria Refining Company and Saba Realty, Inc., wholly-owned subsidiaries of the Company. Amortization of the term loan began in August 1999, and accordingly, $3.6 million of the term loan amount is classified as currently payable at September 30, 1999.


NOTE 5 -  PREFERRED STOCK OF SUBSIDIARY

In December 1997, Saba sold 10,000 shares of Series A 6% Convertible Preferred Stock for $10.0 million to RGC International Investor LDC. ("RGC"). Since that date, a portion of the issued shares had either been redeemed or converted, including 150 shares of Preferred Stock converted into 305,868 shares of Saba common stock in January 1999, such that at September 30, 1999, there remained 7,160 shares of preferred stock outstanding. On March 15, 1999, the Company and RGC entered into a term sheet that provided for the conversion of the preferred stock to a subordinated convertible note obligation of the Company.

NOTE 6 - BUSINESS SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company considers that its operations are principally in three industry segments: Central Coast of California production and asphalt refining ("Integrated Operations"), exploration and production ("E & P") Americas and exploration and production ("E & P") international.

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

Summaries of the Company's operations by segments for the nine and three month periods ended September 30, 1999 and 1998, are as follows (dollars in thousands):

Three months ended       Integrated    E & P     E & P       Corporate
September 30, 1999:      Operations  Americas international  and other   Total
                         --------    --------    --------    --------    -------
Total revenues ......... $  8,734   $    899    $     --    $     --     $ 9,633
Production costs .......    4,974        661          --          --       5,635
Other expenses .........      279        177          81         224         761
Depreciation,
 depletion and
 amortization ..........    1,014         29          --          68       1,111
                         --------   --------    --------    --------    --------
Results of operations
 from segment
 activities ............    2,467         32         (81)       (292)      2,126

Interest expense, income
taxes and other (income)      308         41        (265)        182         266
                         --------   --------    --------    --------    --------
Net Income (Loss) ...... $  2,159   $      9   $     184   $    (474)   $  1,860
                         ========   ========    ========    ========    ========
Identifiable assets at
September 30, 1999...... $ 39,833   $ 31,864    $  4,474    $  6,486    $ 82,657
                         ========   ========    ========    ========    ========


Three months ended        Integrated    E & P     E & P       Corporate
September 30, 1998:       Operations  Americas international  and other   Total
                           --------   --------    --------    --------    ------
Total revenues .........               $  10                             $  10
Production costs .......                  30                                30
Other operating expenses               $ 395                               395
Depreciation, depletion
 and amortization ......                   0                                --
Results of operations                 --------                          --------
 from segment activities                (415)                             (415)
Interest expense and
other (income) (net) ...                 (22)                              (22)
                                      --------                          --------
Net loss ...............               $(393)                           $ (393)

NOTE 6 - BUSINESS SEGMENTS (continued)

Nine months ended        Integrated    E & P     E & P       Corporate
September 30, 1999:      Operations  Americas international  and other   Total
--------------------      -------   -------    -------      ---------  -------
Total revenues .........   $14,204   $ 2,463    $ 2,015      $      --  $18,682
Production costs .......     7,761     1,412      1,111             --   10,284
Other expenses .........       460       600        208          1,080    2,348
Depreciation,
 depletion and
 amortization ..........     1,935       471        299            125    2,830
                           -------   -------    -------      ---------  -------
Results of operations
 from segment
 activities ............     4,048       (20)       397         (1,205)   3,220

Interest expense, income tax
and other (income) .....    380          103  (341)       1,096          1,238
                           -------   -------    -------      ---------  -------
Net Income
(Loss) .................   $ 3,668   $ (123)    $   738      $ (2,301)  $ 1,982
                           =======   =======    =======      =========  =======

Nine months ended        Integrated    E & P     E & P       Corporate
September 30, 1998:      Operations  Americas international  and other   Total
                            -------   -------    -------      ---------  -----

Total revenues ...........           $   130                               130
Production costs .........               119                               119
Other operating expenses .             1,271                             1,271
Depreciation, depletion
 and amortization ........              --
--
                                     -------                            -------
Results of operations
 from segment activities              (1,260)                           (1,260)

Interest expense and
other (income) (net) .....               (72)                              (72)
                                     -------                           --------
Net(loss) ................           $(1,188)                          $(1,188)
                                     =======                           ========

Total assets at September 30, 1999, increased by $61.8 million from the amount reported at December 31, 1998, due principally to the acquisition of Saba by the Company on March 24, 1999.

Revenues and expenses reflect Saba's operations on a consolidated basis from the effective date of the acquisition, March 24, 1999.

In view of the significant changes to the Company during 1998 and the acquisition of Saba completed in March 1999, and the changes resulting from the sale of certain assets, the change in refinery operations, and debt restructuring, management believes that the results of operations for the three months ended September 30, 1999, of the Company reported herein are more indicative of the expected future results of operations of the Company.

NOTE 7 - CONTINGENCIES

In 1993, Saba acquired a producing mineral interest in California from a major oil company. At the time of acquisition, Saba's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After Saba assumed operation of the property, it became aware of additional diluent contamination and believes the major oil company is responsible to remediate these areas as well. Saba has notified the seller of its obligation to remediate. Notwithstanding the Company's compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required remediation. Since the investigation is not complete, an accurate estimate of cost cannot be made.

In 1995, Saba agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that Saba assume the obligation to abandon any wells that Saba did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to Saba were obtained. Management believes Saba has no obligation to remediate this property because it believes the seller did not give Saba any consideration to enter into the contract for the property. Notwithstanding the Company's compliance in proceeding with any required remediation on seller's account, is committed to hold the seller accountable for the required obligations of the property. Since the investigation is not complete, an accurate estimate of cost cannot be made.

The Company owns an asphalt refinery in Santa Maria, California, with which significant environmental remediation obligations are associated. The party who sold the asphalt refinery to Saba performs all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition by Saba. A determination as to the extent of such remediation is ongoing.

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

NOTE 8 - SUBSEQUENT EVENTS

On October 27, 1999, Pembrooke obtained a temporary restraining order enjoining the Company and IPH from declaring Pembrooke in default of its payment on the $5.7 million non-recourse note that was due and payable on November 1, 1999 secured by, and in connection with the sale to Pembrooke of the Company's and IPH's interests in, a 355-acre limestone property located in Indiana. The court ordered a referee to adjudicate a particular factual issue before ruling on Pembrooke's motion for a preliminary injunction.

In November 1999, the Board of Directors of GREKA Energy unanimously approved the Company's adoption of a shareholder rights plan in order to preserve the long-term value of the Company for Greka Energy's shareholders. Under the shareholder rights plan, one right will be distributed for each outstanding share of GREKA Energy common stock. Each right will entitle the holder to buy one share of GREKA Energy common stock for an initial exercise price of $60.00 per share. The rights will initially trade with common shares and will not be exercisable unless certain takeover events occur. The plan generally provides that if a person or group acquires or announces a tender offer for the acquisition of 33% or more of GREKA Energy common stock without approval of the Board of Directors, the rights will become exercisable and the holders of the rights, other than the acquiring person or group, will be entitled to purchase shares of GREKA Energy common stock (or under certain circumstances stock of the acquiring entity) for 50% of its current market price. The rights may be redeemed by GREKA Energy for a redemption price of $.01 per right.

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

         GREKA Energy has a three-prong strategy that capitalizes on its asset base to enhance shareholder value as follows:

         Integrated Hedged Operations

Hedged operations of GREKA Energy focus on the integration of its Santa Maria (California) assets, including an asphalt refinery and interests in heavy oil fields. To date, GREKA Energy has only been able to supply to the asphalt refinery 20-35% of its heavy oil requirements. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing the feedstock (heavy oil) into the refinery at cost. The integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) provides a stable hedge to GREKA Energy on each equity barrel. GREKA Energy's strategy in these integrated assets is two-fold:

     1. GREKA Energy intends to proceed with acquisitions that enhance the long-term feedstock supply to the refinery.

     2. GREKA Energy intends to implement the proprietary Amoco Horizontal Drilling Technology to cost-efficiently boost production rates from the the Company's 150 potential drilling locations identified in the Santa Maria Valley area of central California.

The two actions are targeted to increase throughput into the refinery from the average rate for the three months ended September 30, 1999 of approximately 3,100 barrels per day to 10,000 barrels per day by yearend 2001. It is anticipated that the profitability from these integrated operations will not be affected by volatile oil prices relative to the equity barrels. It is also anticipated that, by using equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA Energy's shareholders.

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

Recent History

     During the first part of 1998, management of GREKA Energy focused substantially all of its efforts on corporate restructuring, recapitalization and acquisition efforts and an investment in a horizontal drilling pilot program in the Cat Canyon field in California that all were part of its strategy to capitalize on its experience with horizontal drilling technology. During the latter part of 1998 and early 1999, management was primarily focused on the acquisition of Saba, which had substantial reserves suited to exploitation by GREKA Energy's horizontal drilling technology, and considerable expenses were incurred in connection with the Saba transactions in the first quarter of 1999. Due to the significance to GREKA Energy of the Saba acquisition, which was completed effective March 24, 1999, GREKA Energy's management and staff devoted a substantial amount of time and effort to the acquisition. Greka Energy has already executed, and continues to execute, a rework program to return to production existing wells on all properties that had wells shut-in over eighteen months. Subsequent to the reworks, Greka Energy intends during the fourth quarter of 1999 to implement its horizontal drilling program using its proprietary technology on the Santa Maria Valley area assets.

Acquisition of Saba

     During the fourth quarter of 1998 and the first quarter of 1999, GREKA Energy entered into the following transactions culminating in the acquisition of Saba effective March 24, 1999:

      On October 6, 1998, GREKA Energy entered into an agreement with RGC International Investors, LDC, by which GREKA Energy acquired on October 6, 1998, 690 shares of the 8,000 shares of issued and outstanding Preferred Stock of Saba held by RGC in exchange for cash in the amount of $750,000, of which $500,000 was borrowed from International Publishing Holding s.a. ("IPH"), a shareholder of GREKA Energy. GREKA Energy executed a promissory note to repay the $500,000 to IPH without interest, which note matured September 30, 1999. The Company intends to pay off this obligation upon closing of a financing transaction secured by the Company's interest in certain oil and gas assets and real estate.

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

     The November 6, 1998 payments to RGC and Saba were financed by GREKA Energy's issuance to IPH on November 4, 1998 of a promissory note payable in the amount of $1,500,000, bearing 6% interest, which note matured September 30, 1999. The promissory note is secured by GREKA Energy's pledge of all of the issued and outstanding shares of capital stock of Greka SMV, Inc., a wholly owned subsidiary of GREKA Energy.

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

     On December 18, 1998 GREKA Energy entered into an agreement to acquire the 2,971,766 shares of Saba common stock held by Saba Acquisub, Inc. in exchange for the issuance by GREKA Energy of 1,340,000 shares of GREKA Energy common stock to Capco Resources Ltd., the shareholder of Saba Acquisub. Even though the Company, in accordance with the terms of the agreement and in good faith, issued the 1,340,000 shares of GREKA Energy common stock, the Company had actually received from Capco Resources Ltd. only 2,006,566 shares of Saba common stock held by Saba Acquisub, Inc. in return.

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

Sale of Non-Core Assets; Limestone Property

     In April 1999, the Company and IPH closed an agreement with Pembrooke Calox, Inc. for the sale of the Company's and IPH's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property. The buyer had the option to pay either $3.85 million by July 31, 1999 followed by four annual payments of $200,000 each beginning in 2001, or $5.7 million by November 1, 1999. The buyer had not paid any funds to the Company or IPH on or before July 31, 1999. As part of this transaction, the Company paid Pembrooke $50,000 and issued 16,736 shares of Common Stock following the filing of a registration statement on May 17, 1999. (See Part II, Item 1 - Legal Proceedings)

Beaver Lake Resources Corporation

In July 1999, the Company acquired the remaining common stock of Beaver Lake Resources Corporation ("BLRC") that it did not hold effective July 31, 1999 whereby the Company issued a total of approximately 70,000 shares resulting in each BLRC shareholder receiving 1 share of the Company's common stock in exchange for 74.4 shares of BLRC's common stock. BLRC is now a wholly-owned subsidiary of the Company.

International Properties

     In August 1999, GREKA Energy's wholly-owned subsidiary and the China United Coalbed Methane Corporation Ltd. ("CUCBM") signed a production sharing contract to jointly exploit coalbed methane (CBM) resources in Fengcheng, East China's Jiangxi Province. The contract block, in which GREKA Energy has a 49% working interest, covers a total area of 380,534 acres in Fengcheng which is approximately 30 miles from the capital of Nanchang. Early studies indicate that the block has more than 1.2 TCF of CBM recoverable reserves at a depth of 500-2000 feet. The field has been proven productive following 266 core samples taken. Of the two wells drilled in the block, both are completed and are successfully producing CBM. The 30-year contract provides that the Company, as operator, will drill at least 10 CBM wells over a three year term.

Cautionary Information About Forward-Looking Statements

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning:

        *  the benefits expected to result from GREKA Energy's
           acquisition of Saba discussed below, including
        *  synergies in the form of increased revenues,
        * decreased expenses and avoided expenses and expenditures that are expected to be realized by GREKA Energy and Saba as a result of the transaction, and
        * the complementary nature of GREKA Energy's horizontal drilling technology and certain Saba oil reserves, and
        *  other statements of:
        *  expectations,
        *  anticipations,
        *  beliefs,
        *  estimations,
        *  projections, and
        * other similar matters that are not historical facts, including such matters as:
        *  future capital,
        *  development and exploration expenditures (including the amount and nature thereof),
        * drilling of wells, reserve estimates(including estimates of future net revenues associated with such reserves and the present value of such future net revenues),
        *  future production of oil and gas,
        *  repayment of debt,
        *  the  state  of  GREKA  Energy's  Year  2000  readiness,   *  business
        strategies, and * expansion and growth of business operations.

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


Cautionary Information About Forward-Looking Statements (continued)

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

Long-Term Potential

Management believes that the results of operations and cash flows of GREKA Energy reported herein are indicative of the expected future results of operations and cash flows of GREKA Energy, most particularly, the results of operations achieved during the three month period ended September 30, 1999. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, are beginning to reflect the long-term potential of the Company. The Company's EBITDA is 33% of its revenue for the three months ended September 30, 1999, and it is expected that as the Company increases its revenues, its cash flows will increase substantially.

Results of Operations

Comparison of Three Month Periods Ended September 30, 1999 and 1998

     Revenues increased from $32,112 for the third quarter of 1998 to $9,633,912 for the third quarter of 1999. This increase was primarily attributable to the acquisition of Saba, followed by the cancellation of the processing agreement with Crown Asphalt Distribution on April 30, 1999 and the subsequent recognition of refinery revenues by the Company.


     Production costs increased from $29,942 for the third quarter of 1998 to $4,435,414 for the third quarter of 1999. This increase was primarily attributable to the cancellation of the Crown marketing agreement and the related recognition of refinery expenses by the Company and lease operating expenses on properties included in the Saba acquisition.

Results of Operations (continued)

     General and administrative expenses increased from $394,967 for the third quarter of 1998 to $760,968 for the third quarter of 1999. The increase was primarily attributable to expenses related to the acquisition of Saba.

     Depletion, depreciation and amortization increased from $-0- for the third quarter of 1998 to $1,111,148 for the third quarter of 1999. The increase was primarily attributable to the acquisition of Saba.

     Interest expense of $688,678 was attributable to borrowings by the Company from IPH and GMAC, the issuance of 15% debentures and assumption of debt related to the acquisition of Saba.

Comparison of Nine Month Periods Ended September 30, 1999 and 1998

     Revenues increased from $201,863 in the first nine months of 1998 to $18,682,475 in the first nine months of 1999. The substantial increase in revenue is due to acquisition of Saba and cancellation of the marketing agreement with Crown Asphalt Distribution and the related assumption of all marketing and sales operations of the refinery.

     Production costs increased from $119,334 in the first nine months of 1998 to $3,672,740 in the first nine months of 1999. This increase is consistent with the increase in revenues related to the cancellation of the Crown agreement and lease operating expenses on properties included in the Saba acquisition.

     General and administrative expenses increased from $1,044,753 in the first nine months of 1998 to $2,347,971 in the nine months of 1999. General and administrative expenses have increased due to the acquisition of Saba.

     Depreciation, depletion and amortization increased from $226,225 in the first nine months of 1998 to $2,830,334 in the first nine months of 1999. The increase was attributable to the acquisition of Saba.

     Interest expense of $1,334,996 was attributable to borrowings by the Company from IPH and BNY, the issuance of 15% debentures and assumption of debt included in the acquisition of Saba.

Liquidity and Capital Resources

     Working capital increased $18,494,930 from a deficit of $37,976,891 at March 31, 1999 to a deficit of $19,481,961 at September 30, 1999. Working capital deficit at September 30, 1999 of $19,481,961 increased from a working capital deficit of $1,827,854 at December 31, 1998. Current assets increased $15,416,859 from $421,807 at December 31, 1998 to $15,838,766 at September 30,
1999 which includes an increase of $234,803 in Cash and cash equivalents from $250,212 at December 31, 1998 to $485,015 at September 30, 1999. Approximately $7.7 million of refinery raw material and finished product inventory and refinery accounts receivable result from refinery operations. Current liabilities increased from $2,249,661 at December 31, 1998 to $35,320,727 at September 30, 1999, an increase of $33,071,166. Accounts payable increased. The current portion of long term debt increased $22,081,573 during the period. The foregoing changes are a result of the acquisition of Saba and the Company's assumption of the marketing and sales operations of its Santa Maria refinery.

         Cash Flows

     The Company's net cash used in operating activities increased from an outflow of $1,447,475 for the nine month period ended September 30, 1998 to an outflow of $1,893,153 for the nine month period ended September 30,1999. Net income for the period, adjusted for non-cash charges, provided $5,044,184 of cash inflow. Changes in other assets and liabilities were responsible for cash outflows of $6,937,337.

     The Company's net cash flows from investing activities decreased from a net outflow of $1,180,560 from the nine month period ended September 30, 1998 to a net outflow of $1,239,553 for the nine month period ended September 30, 1999. This change was primarily attributable to a $1 million investment in inventory for the asphalt refinery.

     The Company's net cash provided by financing activities increased from an inflow of $59,644 for the nine month period ended September 30, 1998 to an inflow of $3,068,869 in the nine months ended September 30, 1999. Cash was provided during the nine months ended September 30, 1999 from proceeds of the Company's financing facility with BNY in the amount of $10,526,450 and proceeds from the Company's 15% Debenture in the amount of $1 million. Cash was used during the nine month period ended September 30, 1999 to reduce its obligation to Bank One by $6 million and make payments on its BNY note payable in the amount of $2,021,838.

         Liquidity

     Under the direction of GREKA Energy's management and in accordance with its business strategy, GREKA Energy has improved its liquidity and expects to have low capital requirements. Specifically, GREKA Energy expects to have an annual capex of $5 million funded by its cash flow. The Company is current on all its interest payments, and has sufficient cash flow for all of its operating and foreseen capital requirements. Further, GREKA Energy intends to achieve the following:

     * Reduce current liabilitie from $23,749,621 to $11,749,621 as of September 30, 1999 by obtaining up to $35.0 million of financing, the proceeds of which, upon conclusion, will be used to reduce the current liabilities with respect to the Company's indebtedness to Bank One, IPH and BNY.

     *    Utilize  the  in-house   proprietary  and  cost  effective  horizontal
          drilling technology to enhance production in the Santa Maria Valley area.

     * Continue integration of GREKA Energy-operated oil and gas properties and the wholly-owned and operated asphalt refinery that collectively provide for low cost operating expenses and high cash flow.

GREKA Energy's management also believes that the disposition of non-core assets and acquisition of the minority interest of BLRC brings opportunities for cost savings, and other synergies, resulting in improved cash flow potential for the long-term growth of GREKA Energy and of shareholder value. Further, these dispositions give GREKA Energy a stronger consolidated asset base upon which it can rely in securing future financings, both equity and debt. However, there is no assurance that any specific level of cost savings or other synergies will be achieved or that such cost savings or other synergies will be achieved within the time periods contemplated, or that GREKA Energy will be able to secure future financings.

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

Debt Financing and Restructuring

     Outstanding debt and the Company's plans for payment or restructuring:

     * The Company entered into a term sheet with a financial institution to lend the Company up to $35.0 million, secured by the Company's interest in certain oil and gas properties and certain California real estate. Upon conclusion, the proceeds from this financing will be used to reduce the current liabilities with respect to the Company's indebtedness to Bank One, IPH, and BNY.

     * The Company entered into a term sheet with a majority of the holders of Saba's 9% senior subordinated debentures ($3.6 million) to exchange the debentures of Saba for new debentures of the Company.

     * The Company entered into a term sheet in March 1999 with the Saba Preferred Stockholder holding Saba's Preferred Stock (with a stated value of $7.3 million) that provided for the conversion of Saba's Preferred Stock to a subordinated convertible note obligation of the Company.

     In September 1999, the revolving credit facility that provides advances to GREKA Energy's subsidiaries by BNY for working capital of up to $5.0 million against eligible receivables and inventory of the Santa Maria asphalt refinery was increased to $6.0 million, raising the total available funds acquired in April 1999 under the revolving credit facility and the reducing term loan of $6.0 million from $11.0 million to $12.0 million.

Debt Financing and Restructuring (continued)

     In July 1999, the Company, Saba and Bank One entered into an amended and restated forbearance agreement under which Bank One has agreed to forbear from exercising its remedies to collect the indebtedness owed by Saba through September 15, 1999 on the condition that the Company shall have entered into on or before July 15, 1999 a term sheet with a reputable financial institution or other lender acceptable to Bank One pursuant to which such lender has stated its willingness to fund a loan to Saba on or before September 15, 1999, all or part of the proceeds of which would be used to pay off in full the outstanding principal balance and accrued, unpaid interest owed by Saba to Bank One. Saba has maintained compliance and Bank One has continued to forbear.

     In July 1999, the Company entered into a term sheet with a majority of the holders of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of the Company with interest at the rate of 9%, maturing on December 31, 2005 with a right of the Company to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders to first convert. The conversion price offered by the Company is 95% of the average closing bid price of the Company's common stock for the 30 consecutive trading days of the Company's common stock ending one day prior to the date notice of conversion is received by the Company, but in no event less than $8.50 nor greater than $12.50 per share. The terms further offer that, commencing April 1, 2000, each holder of the Company's debentures shall have the right upon written notice to the Company to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Saba debentures were delisted from the American Stock Exchange in August 1999.

     In August 1999, the Company entered into a term sheet with a financial institution to lend the Company up to $35.0 million, secured by the Company's interest in certain oil and gas properties and certain California real estate.

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

     GREKA Energy currently believes that its existing technology systems and software will not need to be upgraded to become Year 2000 compliant. GREKA Energy's third-party accounting software vendor has modified the current operating system utilized by GREKA Energy and provided the modified system to GREKA Energy in the first quarter of 1999. The cost of this modification was included in the vendor's system support contract and did not result in a significant additional expense for GREKA Energy.

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

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The following material developments occurred during the quarter ended September 30, 1999 with respect to the legal proceedings reported in the GREKA Energy Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1998:

     As reported in the GREKA Energy 1998 Annual Report on Form 10-KSB/A, on December 11, 1998, a wholly-owned subsidiary of GREKA Energy, Sabacol, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for the Central District of California (BK Case No. ND98-15858-RR). On April 26, 1999, following the Company's motion, it was announced that Sabacol had successfully obtained the Bankruptcy Court's approval of the sale of substantially all its assets and the authorized dismissal of its bankruptcy case, upon consummation of the sale. Following Sabacol's request filed in July 1999 with the bankruptcy court, an order dismissing the bankruptcy case was entered on August 4, 1999.

     In July 1999 in Gitte-Ten, Inc. v. Saba Petroleum Company (Case No. CV 980202 Superior and Municipal Courts of the State of California, County of San Luis Obispo, March 1998), the matter was settled in September 1999 which included a dismissal with prejudice as to the action.

     Capco Resources, Ltd. v. GREKA Energy Corporation and Randeep S. Grewal (Case No. 99-8521-R, U.S. District Court, Central District of California). In August 1999, Capco Resources, Ltd. ("Capco") filed an action against GREKA and Randeep S. Grewal, the President of GREKA, alleging that GREKA breached, and GREKA and Mr. Grewal made misrepresentations in connection with, a Stock Exchange Agreement entered into between Greka, Capco and Capco's affiliates (the "Exchange"). Capco claims that it is entitled to $12.25 million in damages, plus interest and costs, and requests that the court require GREKA to file a registration statement for the resale of 1 million shares of GREKA common stock that Capco received pursuant to the Exchange. Shortly after filing this suit Capco threatened to exert control over and sell the GREKA shares in a brokerage account that was to have been transferred to GREKA as part of the Exchange. GREKA filed the case of GREKA vs. Capco and Service Asset Management Company d/b/a Penson Financial Services, Inc. d/b/a Global Hanna Trading in the Denver Colorado District Court and obtained a temporary restraining order temporarily restraining this conduct by Capco (Case No. 99-CV-6006). Prior to the preliminary injunction hearing Capco removed the case to the U.S. Federal District Court in Denver, Colorado (Civil Action No. 99-K-1814). On September 17, 1999 GREKA received a new temporary restraining order from the federal district court. This order remains in effect until a motion for preliminary injunction is heard following the consolidation of Capco's federal action filed in California with Greka's federal action sited in Colorado as a result of a transfer from California to Colorado of Capco's federal action having been ordered on October 18, 1999 by the California federal district court after granting GREKA's motion. While GREKA and Mr. Grewal plan to vigorously defend all claims asserted by Capco and to aggressively pursue all counter and third party claims, the litigation is in its preliminary, pre-discovery stages.

     Pembrooke Calox, Inc. v. GREKA Energy Corporation, et al. (Index No. 604905/99, Supreme Court of the State of New York). In October 1999, Pembrooke Calox, Inc. ("Pembrooke") obtained a temporary restraining order enjoining GREKA from declaring Pembrooke in default of payment under a $5.7 million non-recourse note due November 1, 1999 which was executed in exchange for Pembrooke's acquisition of GREKA's interest in a limestone reserve located in Indiana. Pembrooke's underlying action alleges, amongst other things, that GREKA withheld information in violation of a settlement agreement entered into between the parties. The court ordered a referee to adjudicate a particular factual issue before ruling on Pembrooke's motion for a preliminary injunction. Without setting forth any basis for the alleged damages, Pembrooke requests relief in the amount of $501.5 million which is unsupportable and frivolous. While GREKA plans to vigorously defend all claims asserted by Pembrooke and seek appropriate sanctions, the litigation is in its preliminary, pre-discovery stages.

     From time to time, GREKA Energy and its subsidiaries are named in legal proceedings arising in the normal course of business. In the opinion of management, such legal proceedings are not expected to have a material adverse effect on GREKA Energy's financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

     During the three months ended September 30, 1999, the Company issued 69,898 shares of its Common Stock to the minority interest holders of BLRC in connection with the Company's acquisition of the minority interests in BLRC (see Overview-Beaver Lake Resources Corporation).

Item 3.  Defaults Upon Senior Securities.

     The information required by this Item is incorporated herein by reference to the discussion in Part I Item 2 of this report under the caption "Debt Financing and Restructuring."

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

     In November 1999, the Board of Directors of GREKA Energy unanimously approved the Company's adoption of a shareholder rights plan in order to preserve the long-term value of the Company for Greka Energy's shareholders. Under the shareholder rights plan, one right will be distributed for each outstanding share of GREKA Energy common stock. Each right will entitle the holder to buy one share of GREKA Energy common stock for an initial exercise price of $60.00 per share. The rights will initially trade with common shares and will not be exercisable unless certain takeover events occur. The plan generally provides that if a person or group acquires or announces a tender offer for the acquisition of 33% or more of GREKA Energy common stock without approval of the Board of Directors, the rights will become exercisable and the holders of the rights, other than the acquiring person or group, will be entitled to purchase shares of GREKA Energy common stock (or under certain circumstances stock of the acquiring entity) for 50% of its current market price. The rights may be redeemed by GREKA Energy for a redemption price of $.01 per right.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.    Description

         3.1        Amendment to Article II of the Bylaws of Greka Energy*

        10.1 Arrangement Agreement dated June 16, 1999 among GREKA Energy Corporation and Beaver Lake Resources Corporation (filed as
                    Exhibit 10.1 to the GREKA Energy Report on Form 10-Q for the quarter ended June 30, 1999 SEC file #0-207670 and incorporated by reference herein)

        10.2 Amended and Restated Executive Employment Agreement dated November 3, 1999 among Randeep S. Grewal and Greka Energy*

        10.3 Amendment dated September 24, 1999 to Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company *

        10.4        Rights Agreement dated November 3, 1999*

        11.1        Computation of Earnings per Common Share*

        27.1        Financial Data Schedule*

* Filed herewith

     (b) During the quarter for which this report is filed, GREKA Energy filed the following Reports on Form 8-K:

Current Report on Form 8-K dated July 14, 1999 which reported events under Item 2, Acquisition or Disposition of Assets.

Current Report on Form 8-K/A dated September 13, 1999 which reported events under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GREKA ENERGY CORPORATION


Date November 15, 1999         By:/s/ Randeep S. Grewal
                               -------------------------------
                               Randeep S. Grewal, Chairman and
                               Chief Executive Officer