Form 10KSB
period 1999-12-31
GREKA ENERGY CORP
filed 2000-04-14
CIK 840402

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the transition period from ___________ to ____________

                          Commission File No.: 0-20760

                            GREKA Energy Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                  84-1091986
-------------------------------                ----------------------
  (State or other jurisdiction                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

630 Fifth Avenue, Suite 1501 New York, NY               10111
-----------------------------------------            ----------
 (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (212) 218-4680

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                           No Par Value Common Stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenues for 1999 were $29,137,810.

The aggregate market value of 2,476,853 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on April 13, 2000 of $7.875 as reported on the Nasdaq National Market System and based on a total of 4,339,940 shares being outstanding on that date was $19,505,217.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part III is incorporated by reference to the Company proxy statement to be filed within 120 days of its year end.

           Transitional Small Business Disclosure Format (check one).

                               Yes [ ]   No [X]

                                Table of Contents

PART I...................................................................................................4
Item 1.       Description of Business....................................................................6
Item 2.       Description of Property...................................................................20
Item 3.       Legal Proceedings.........................................................................32
Item 4.       Submission of Matters to a Vote of Security Holders.......................................33
PART II.................................................................................................33
Item 5.       Market for Common Equity and Related Stockholder Matters..................................33
Item 6.       Selected Financial Data...................................................................35
Item 7.       Management's Discussion and Analysis of Financial Conditions and Results of Operation.....35
Item 7A.      Quantitative and Qualitative Disclsoures About
              Market Risk.................................................................................
Item 8.       Financial Statements......................................................................39
Item 9.       Changes  in  and  Disagreements  With  Accountants  on  Accounting  and Financial
              Disclosure................................................................................40
PART III................................................................................................40
Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act.........................................................39
Item 11.      Executive Compensation....................................................................39
Item 12.      Security Ownership of Certain Beneficial Owners and Management............................39
Item 13.      Certain Relationships and Related Transactions............................................40
Part IV.................................................................................................41
Item 14.      Exhibits and Reports on Form 8-K..........................................................41




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

         As used in this Form 10-K:

         "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Tcf" means trillion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil, "MBOE" means thousand equivalent barrels of oil and "MMBOE" means million equivalent barrels of oil.

         Unless otherwise indicated in this Form 10-K, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60/o/ Fahrenheit. Equivalent barrels of oil are determined using the ratio of 5.56 Mcf of gas to 1 Bbl of oil.

         The term "gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

Cautionary Information About Forward-Looking Statements

     This document  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

* the benefits expected to result from GREKA's acquisition of Saba Petroleum Company ("Saba") discussed below, including
*    synergies in the form of increased revenues,
* decreased expenses and avoided expenses and expenditures that are expected to be realized as a result of the Saba acquisition, and
* the complementary nature of GREKA's horizontal drilling technology and certain oil reserves acquired with the acquisition of Saba, and other statements of:

*    expectations,
*    anticipations,
*    beliefs,
*    estimations,
*    projections, and

other similar matters that are not historical facts, including such matters as:

*    future capital,
* development and exploration expenditures (including the timing, amount and nature thereof),
* drilling and reworking of wells, reserve estimates(including estimates of future net revenues associated with such reserves and the present value of such future net revenues),
*    future production of oil and gas,
*    repayment of debt,
*    business strategies,
*    oil, gas and asphalt prices and demand,
*    exploitation and exploration prospects,
*    expansion and other development trends of the oil and gas industry, and
*    expansion and growth of business operations.

     These statements are based on certain assumptions and analyses made by the management of GREKA in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

     GREKA cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with:

*    the financial environment,
*    general economic, market and business conditions,
*    the regulatory environment,
*    business opportunities that may be presented to and pursued by GREKA,
*    changes in laws or regulations
*    exploitation and exploration successes,
*    availability to obtain additional financing on favorable conditions,
*    trend projections, and
* other factors, many of which are beyond GREKA's control, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and

Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         Significant factors that could prevent GREKA from achieving its stated goals include:

* the inability of GREKA to obtain financing for capital expenditures and acquisitions,
* declines in the market prices for oil, gas and asphalt, and * adverse changes in the regulatory environment affecting GREKA.

         The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by GREKA or persons acting on its or their behalf. GREKA undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.    Description of Business

Overview of GREKA Energy Corporation

         GREKA Energy Corporation, a Colorado corporation ("GREKA" or the "Company") is an independent integrated energy company committed to creating shareholder value by capitalizing on consistent cash flow hedged from oil price fluctuations within integrated operations, exploiting E&P opportunities and penetrating new niche markets utilizing proprietary technology with an emphasis on low cost short radius horizontal drilling technology patented by BP Amoco and licensed to GREKA . GREKA has oil and gas production, exploration and development activities in North America and the Far East, with primary areas of activity in California, Louisiana, and China. In addition, GREKA owns and operates an asphalt refinery in California through a wholly-owned subsidiary.

         As of December 31, 1999, the Company had estimated net proved reserves of approximately 14,614 MBOE with a PV-10 value before tax of $73.3 million. During 1999, the Company added an estimated net proved producing reserves of 10,108 MBOE at an average finding cost of $1.81 per BOE. During the period commencing May 1, 1999, when GREKA assumed full operation of its refinery, the throughput averaged 4,000 BBL per day with the Company's present goal of reaching full plant capacity of 10,000 BBL per day by year end 2001. Of the current throughput, the Company supplies an average of approximately 36%, or 1200 BBL per day, from its production in California, and the Company plans to increase its feed stock to 2,000 BBL per day by December 31, 2000.

           The principal offices of the Company are located at 630 Fifth Avenue, Suite 1501, New York, New York 10111 and its telephone number is (212) 218-4680.

Business Strategy

           GREKA's objective is to build shareholder value through consistent economic growth both in the increased throughput at its asphalt refinery and in the growth of its reserves and production thereby creating an increase in net asset value per share, cash flow per share and earnings per share. Management is focused on a balanced program of low to medium risk exploitation and development of its existing reserves utilizing its low cost horizontal short radius drilling technology licensed from BP Amoco. This is balanced by rapid growth through the acquisition of synergistic businesses such as the Saba Petroleum Company acquisition concluded during the first quarter of 1999. All asset and capital investment decisions are measured and ranked by their risk-adjusted impact on per share value.

         GREKA has established a three prong strategy that capitalizes on its asset base to enhance shareholder value as follows:

         Integrated Hedged Operations

         Hedged operations of GREKA are planned to focus on the integration of its Santa Maria (California) assets, including an asphaltrefinery and interest in heavy oil fields. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing a balance of equity and third party feedstock (heavy oil) into the refinery. The integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) has successfully provided a stable hedge to GREKA on each equity barrel (since June 1999). GREKA's strategy in these integrated assets is two-fold:

1.   GREKA   intends  to  proceed  with  acquisitions  that  enhance  the long-term feedstock supply to the refinery.

2. GREKA intends to implement the proprietary BP Amoco Horizontal Drilling Technology to cost-efficiently boost production rates from the 150 potential drilling locations identified in the Santa Maria Valley area of central California.

The two actions are targeted to increase throughput into the refinery from the highest rate during 1999 of approximately 4,500 barrels per day to 10,000 barrels per day by year end 2001. It is anticipated that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using the equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA 's shareholders.

         Exploitation, Exploration & Production

         GREKA is focusing on return to production ("RTP") work that had been ignored by Saba. Such RTP is expected to enhance the current production levels and capitalize on current oil prices. GREKA plans to capitalize on its existing portfolio of domestic and international exploitation and exploration projects that are synergistic with GREKA 's BP Amoco Horizontal Drilling Technology. GREKA plans to specifically focus on its existing concessions in strategic locations, such as China, where GREKA believes there is a significant, long-term demand for energy and a niche advantage for the Company.

         BP Amoco Horizontal Drilling Technology

         GREKA plans to continuously pursue new, emerging opportunities in the energy business to identify and evaluate niche markets for its proprietary knowledge. Two specific niche targets are coal bed methane projects and gas storage. These opportunities should provide significant upside from the use of short horizontal laterals.

         Significant and lucrative markets exist for the application of the niche technology for GREKA's short radius horizontal drilling know-how. Mature fields are in abundance throughout the world where the operators are faced with declining production, uncertain oil prices and upcoming costs to abandon and plug the uneconomic wells at their production rates. Such an environment creates a unique market for GREKA to acquire such fields through a conservative selection process. Primary acquisition candidates will have existing production, existing operating infrastructure and facilities, geological formations conducive to the technology, well bores and pay zones under ten thousand feet with sufficient recoverable oil in place. As an example, GREKA has found that California is a unique opportunity due to its stringent new drilling regulations. GREKA's activities are essentially "re-work" negating any lengthy approvals through the regulatory authorities. Such an environment has created "pockets" of opportunity whereby significant recoverable oil has been left in place by the majors and owners which, rather than attempt a costly endeavor to drill new wells in urban areas, choose to sell their oil and gas interests. GREKA intends to pursue such opportunities.

Business Development of GREKA

         GREKA Energy Corporation was formed in 1988 as a Colorado corporation under the name of Kiwi III, Ltd. On May 13, 1996, GREKA , then known as Petro Union, Inc., filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code. Current GREKA management acquired Petro Union, Inc. and simultaneously procured on August 28, 1997, an order confirming Petro Union's First Amended Plan of Reorganization from the Bankruptcy Court for the Southern District of Indiana. The bankruptcy court approved the final accounting and closed the bankruptcy proceedings on March 26, 1998.

         During 1998, management of GREKA focused substantially all of its efforts on corporate restructuring, recapitalization and acquisition efforts and an investment in a horizontal drilling pilot program in the Cat Canyon field in California that all were part of implementing its strategic niche growth plan. During the latter part of 1998 and early 1999, management was primarily focused on the acquisition of Saba, which had substantial reserves suited to exploitation by GREKA's horizontal drilling technology, and considerable expenses were incurred in connection with the Saba transactions in the first quarter of 1999. Due to the significance to GREKA of the Saba acquisition, GREKA's management and staff devoted a substantial amount of time and effort to the acquisition.

         On March 22, 1999, the Company, then known as Horizontal Ventures, Inc., changed its name to GREKA Energy Corporation. Effective March 24, 1999, GREKA acquired Saba Petroleum Company as a wholly owned subsidiary.

         Immediately subsequent to the completion of the acquisition, management commenced its strategy to reverse the decline in value of the Saba assets which resulted in the following material events:

         * In May 1999, the Company's subsidiary assumed full operation of its asphalt refinery which significantly increased, and is expected to continue to increase, operating cash flows.

         * Also in May 1999, the Company's subsidiaries secured financing with a new bank, BNY Financial Corporation ("BNY"), for $11 million which was later increased to $12 million in September 1999.

         * Further in May 1999, the Company's subsidiary paid $6 million to Bank One Texas, N.A. ("Bank One") to reduce the debt owed by Saba which was in default since 1998.

         * In June 1999, the Company's subsidiary sold its non-core assets in Colombia, further reducing its debt by $10 million while maintaining upside potential through either a repurchase option which has recently been exercised or a court order directing rescission of the sale.

         * In July 1999, the Company completed the acquisition of all of the Beaver Lake Resources Corporation (the owner of the Company's Canadian assets) shares it did not already own, thereby privatizing Beaver Lake as a wholly owned subsidiary.

         * In August 1999, the Company entered into a term sheet to restructure Saba's 9% senior subordinated debentures.

         * Also in August 1999, the Company released record earnings of $0.27 per share for the second quarter 1999 which was the first opportunity since the acquisition of Saba that the Company recognized a full three month reporting period of earnings resulting from the successful implementation of management's business plan.

         * Also in August 1999, the Company's subsidiary emerged from voluntary bankruptcy following consummation of the sale of its non-core assets in Colombia.

         * Further in August 1999, the Company's subsidiary signed a production sharing contract with the China United Coalbed Methane Corporation Ltd. to jointly exploit coalbed methane (CBM) resources in China.

         * In September 1999, the Company filed with the Securities and Exchange Commission an amendment to its annual report on Form 10-KSB for the year ending December 31, 1998 which included the revised opinion of the Company's independent auditors withdrawing their previous doubt as to the ability of the Company to continue as a going concern, after consideration of the Company's refinancing transactions and the Company's improvements in the operations and financial position as a whole.

         * In November 1999, the Company's subsidiaries closed the financing of a $35 million facility with GMAC Commercial Credit LLC to provide financing to reduce current liabilities and for future acquisitions.

         * Also in November 1999, the Company's subsidiary made an additional payment of $11.2 million to Bank One to reduce the defaulted debt owed by Saba.

         * Also in November 1999, the Company reported record earnings for the third quarter of $.33 per share which principally resulted from the success of management's hedging strategy attributable to the integration of its Santa Maria assets, including the asphalt refinery and heavy oil fields.

         * Further in November 1999, the Company adopted a shareholder rights plan to preserve the long-term value of the Company for its shareholders.

         * In December 1999, the Company announced that its shares commenced trading on the Nasdaq National Market System.

Acquisition Activities

         Acquisition of Saba Petroleum Company

         During the first quarter of 1999, the Company completed the acquisition of Saba Petroleum Company which was effective as of March 24, 1999. GREKA believes that the acquisition of Saba represented a unique opportunity to capitalize on substantial oil and gas properties which are particularly suited to exploitation by GREKA 's horizontal drilling technology.Through open-market purchases conducted by the Company in conjunction with its affiliate, International Publishing Holdings (IPH), the direct purchase of Saba shares from Saba and the acquisition of what the Company believed was a control block of Saba shares from Saba's largest shareholder, the Company acquired a roughly 27% stake in Saba prior to the end of 1998. At approximately the same time, the Company entered into a merger agreement with Saba which was approved by the shareholders on March 19, 1999 resulting in the merger of Saba with and into a wholly owned subsidiary of GREKA effective March 24, 1999 whereby, at a ratio of 1 share of GREKA common stock for every 6 shares of Saba common stock, the Company issued approximately 1.24 million shares of its common stock.

         Privatization of Beaver Lake Resources Corporation

         In July 1999, GREKA acquired the remaining common stock of Beaver Lake Resources Corporation ("BLRC") that it did not hold effective July

31, 1999 whereby GREKA had agreed to issue a total of approximately 68,000 shares resulting in each BLRC shareholder receiving 1 share of GREKA's common stock in exchange for 74.4 shares of BLRC's common stock. BLRC is now a wholly-owned subsidiary of GREKA.

         Assumption of Full Operations at Refinery

         In May 1999, GREKA 's subsidiary assumed all marketing and distribution operations at its refinery in Santa Maria, California that were previously performed by a third party under a processing agreement terminated by GREKA 's subsidiary. Under the terms of this agreement, each party had been receiving approximately fifty percent of the net income from the refinery, and the subsidiary had only recognized and reported its fifty percent share of the net profits. Since termination of the processing agreement, GREKA recognizes and reports one hundred percent of the refinery revenues and expenses, as well as increased operating cash flows as a result of assuming the marketing and distribution operations.

Divestiture Activities

         Sale of Non-Core Colombian Assets

         In April 1999, the Company and Omimex Resources, Inc., a privately-held oil and gas company which then operated a substantial portion of Saba's producing properties, entered into an agreement to sell substantially all of the assets of Sabacol in exchange for consideration of at least $10.0 million consisting of cash, interests in oil and gas producing properties in California, and full release of the related debts. The agreement, which closed in June 1999, provides for the payment of additional consideration to Sabacol. If the reserves sold at January 1, 1999 when re-evaluated with fourth quarter 1999 prices had certain variances to the calculation done prior to the sale in June 1999, additional consideration is owed to Sabacol. If the differential were $5 million or less, by March 31, 2000 Omimex had to pay such amount to Sabacol in cash or, upon non-payment, reassign to Sabacol the 50% interest in the Velasquez-Galan pipeline in Colombia sold by Sabacol to Omimex . If the differential were greater than $5 million, Sabacol has the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets acquired from Omimex. If this option had not been exercised, Omimex would have been obligated to pay the subsidiary $5 million in cash or, upon non-payment, reassign to the subsidiary the Velasquez-Galan pipeline.

         The sale was approved by the bankruptcy court in April 1999, and an order dismissing Sabacol's bankruptcy case that was filed in 1998 to protect the subsidiary pending the sale of its Colombian assets was entered by the court in August 1999.

         In February 2000, GREKA announced that it had the option to re-purchase the Colombian assets valued at approximately $65 million (PV-10) pursuant to the Company's calculations that the look-back provision is three times greater than the required valuation threshold. In March 2000, GREKA further announced that, subject to a court order directing rescission of the sale, it had exercised its option to re-purchase its Colombian assets for an estimated cost of $12 million which will result in the Company's receipt of assets with a PV-10 value of approximately $65 million at December 31, 1999 (approximately $12.22 per share outstanding). (See Item 3-"Legal Proceedings")

         Sale of Non-Core Limestone Property

     In April 1999, the Company and IPH closed an agreement with Pembrooke Calox, Inc. for the sale of the Company's and IPH's interests in a 355-acre limestone property located in Indiana in exchange for a non-recourse promissory note, secured by the limestone property. The buyer had the option to pay either $3.85 million by July 31, 1999 followed by four annual payments of $200,000 each beginning in 2001, or $5.7 million by November 1, 1999. The buyer has not paid any funds to the Company or IPH. (See Item 3-"Legal Proceedings") As part of this transaction, the Company paid Pembrooke $50,000 and issued 16,736 shares of Common Stock following the filing of a registration statement on May 17, 1999.

         Sale of Non-Core Canadian Assets

         In July and August 1999, GREKA's subsidiary, BLRC, sold certain Canadian oil and gas interests for an aggregate contract price of $915,000.

         Sale of Mid-Continent Assets

         In January 1999, a purchase agreement entered into by Saba to sell all of the outstanding stock of Saba's subsidiary, Saba of Texas, Inc. ("SETI"), but excluding SETI's oil and gas property interests in the Potash Field located in Louisiana for a contract price of $6.25 million was terminated. Concurrently, a purchase and sale agreement was entered into by SETI to sell all of SETI's oil and gas property interests principally located in Louisiana, New Mexico, Texas and Wyoming, excepting Potash Field located in Louisiana, for a contract price of $6.15 million. The agreement, which was scheduled to close in March 1999, provided for an interim closing in February 1999, at which time the buyer was to pay to SETI $1.5 million, In February 1999, the agreement was terminated for buyer's non-performance.

         In April 1999, SETI entered into an agreement to sell all of SETI's oil and gas property interests at a contract price of $12.5 million to close in June 1999. The agreement terminated in June 1999 for buyer's non-performance. (See
Item 3-"Legal Proceedings")

Financing & Debt Restructuring Activities

         Bank Financing

         In February 1999, Bank One notified Saba that, as a result of continuing defaults under Saba's principal credit facilities with Bank One, the entire amount of $20.1 million then outstanding under the facilities and classified as currently payable was accelerated and declared immediately due and payable. In connection with various borrowings from Bank One, Ilyas Chaudhary, a former director and executive officer of Saba, has guaranteed payment of approximately $3.7 million of Saba's debt to Bank One.

         In April 1999, GREKA and Bank One entered into a forbearance agreement whereby Bank One agreed to forebear through June 11, 1999 from exercising its various remedies for Saba's defaults under the Bank One loan agreements in order to afford GREKA's subsidiaries the opportunity to complete contemplated transactions on the condition that, among other things, each of the transactions would be completed by June 11, 1999.

         In April 1999, GREKA's subsidiaries procured a loan from BNY that provided funds of up to $11 million under two credit facilities. A term loan in the amount of $6 million was funded upon closing, the proceeds of which were used to reduce the indebtedness owed by Saba to Bank One. In addition, a revolving credit facility provided advances for working capital of up to $5 million against eligible receivables and inventory of the refinery. The loans are secured by real estate interests located in Santa Maria, California and certain assets owned by the Company's subsidiaries.

         In July 1999, GREKA, Saba and Bank One entered into an Amended and Restated Forbearance Agreement, under which Bank One agreed that it would forbear from exercising its remedies under the credit facilities through September 15, 1999, provided that Saba maintained compliance with certain conditions regarding events of default, made timely interest payments and secured alternative financing to retire the Bank One indebtedness.

         In September 1999, the revolving credit facility with BNY that provided advances to GREKA's subsidiaries for working capital of up to $5.0 million against eligible receivables and inventory of the Santa Maria asphalt refinery was increased to $6.0 million, raising the total available funds acquired in April 1999 under the revolving credit facility and the reducing term loan of $6.0 million from $11.0 million to $12.0 million.

         In November 1999, the borrowers of the BNY credit facility entered into a loan and security agreement with GMAC Commercial Credit LLC ("GMAC"). That agreement amends the loan and security agreement the parties entered into in April 1999. The November 1999 agreement increased from $11 million to $35 million the amount which GREKA's subsidiaries may borrow from GMAC upon the satisfaction of the terms and conditions of the agreement. The financing consists of a term loan of $25 million and a revolving credit facility of $10 million. Of the proceeds, $11.2 million were used to reduce the indebtedness owed by Saba to Bank One. The financing is secured by GREKA's subsidiaries' interests in certain California oil and gas properties and real estate.

         IPH Loan

         In October 1998 and November 1998, the Company borrowed $500,000 and $1,500,000, respectively, from IPH which matured December 31, 1999 pursuant to several extensions. Effective January 1, 2000, the loan amounts were consolidated into a loan with a maturity date of June 30, 2000, bearing interest at the rate of 9% per annum from January 1, 2000 payable quarterly, with monthly installment payments of $100,000. The Company paid $180,000 in consideration of the loan extension. If the entire unpaid principal and/or accrued interest is not paid at maturity, the amount of principal owed and rate of increase shall increase. The loan is collateralized by all of the issued and outstanding shares of capital stock of a subsidiary of the Company.

         Debentures

         In February 1999, GREKA issued convertible senior subordinated debentures in the principal amount of $1 million. The debentures bear interest at 15% through maturity on February 1, 2001, and are secured by GREKA's subsidiary's interest in limestone deposits. The debentures may be converted by the holders into GREKA common stock at any time from February 1, 2000, until January 31, 2001 at a conversion price of $20.00 per share. At December 31, 1999, there were no conversions. GREKA may call all or a portion of the amount at any time during the term of the debenture by paying the principal amount due plus any accrued interest. The principal use of proceeds from the sale of the debentures was to provide funds to conclude the Saba acquisition.

         In July and August 1999, GREKA entered into a term sheet with a majority of the holders of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of GREKA with interest at the rate of 9%, maturing on December 31, 2005 with a right of GREKA to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders of first convert at any time. The conversion price offered by GREKA is 95% of the average closing bid price of GREKA 's common stock for the 30 consecutive trading days of GREKA's common stock ending one day prior to the date notice of conversion is received by GREKA , but in no event less than $8.50 nor greater than$12.50 per share. Assuming full conversion, the minimum and maximum number of shares of GREKA common stock issued would be 286,000 and 420,588, respectively. The Company is acting as the exchange agent for the issuance of new GREKA debentures, the terms of which include that, commencing August 1, 2000, each holder of GREKA's debentures shall have the right upon written notice to GREKA to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Saba debentures were delisted from the American Stock Exchange in August 1999.

GREKA's Horizontal Drilling Technology

         Horizontal drilling has become widely accepted as a standard option for exploiting oil & gas resources. The principle advantage of horizontal drilling is that it results in a substantially greater surface area for drainage, and thus extraction of the oil from the reservoir. In industry terms this is referred to as communicating zones of permeability. The unique method of reentering a well and horizontal drilling patented by BP Amoco and licensed to GREKA allows for turning while drilling, which can cause a vertical well to be horizontal in as little as 25 feet. Thus this technology provides considerable flexibility to the geologists and engineers in designing their well plans around geological formation and reservoir constraints to achieve maximum performance. Furthermore, this technique facilitates multi-laterals off an existing well bore, which avoids costly drilling of new wells, and has considerable advantages in shallow reservoirs where the traditional horizontal tools cannot be utilized due to their larger radius requirements and related economics.

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

         The most common method of drilling a curved borehole utilizes a mud-motor to rotate the drill bit. This is often too expensive to be economical for re-entries in mature fields with well bore casings less than 5 1/2 inches. The lack of a cost-effective method to increase production in mature wells led BP Amoco to devote significant resources in research and development in this area. The result was the development of its patented short radius horizontal drilling system. The primary advantages of the BP Amoco drilling system are:

*    its short radius of curvature,

*    it costs approximately one-fifth of traditional mud motors, and

* it takes only ten days to drill and yet provides all the benefits of a horizontal well.

         The BP Amoco short radius rotary steerable horizontal drilling system is capable of drilling a 3.875" inch hole from inside 4.5" inch casing, or a 4.5" hole from inside 5.5" casing and larger. The radius of curvature ranges from 30 feet and up, with lateral departures up to 1,000 feet. Multiple laterals can be drilled in opposing directions or in the same direction, with kick-off points spaced a minimum of eight feet apart. Compatibility with any circulating medium including mud, foam or air mist allows for a variety of applications.

         The system consistently drills a predictable radius of curvature in the desired direction, resulting in a smoother planar well bore, which facilitates drilling the lateral and completing the well. Vertical target accuracy is plus or minus two feet, and azimuth is plus or minus 20 degrees.

         The system is rotary steerable, and there are no mud motors, steering tools or measurement while drilling ("MWD") tools. The system is purely mechanical and very simple in design.

         The  BP   Amoco   bit  is  an   anti-whirl,   bi-center,   low-friction
poly-crystalline diamond ("PCD") bit. Consistent and reliable angle build and improved directional control is a result of stabilizing the PCD bit to continually point along a curved path. The design of the bit enables it to cut only in the direction it is pointed. The cutters are positioned so that they direct a lateral force toward a smooth pad on the gauge of the bit, which contracts the bore hole and acts as a bearing by transmitting a restoring force to the bit. This force rotates with the bit, continually pushing a side of the bit that does not have gauge cutter chips against the bore hole wall. This design minimizes the side cutting action that is typically observed with PCD bits and results in consistent well bore diameter.

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

         Lateral drilling is strictly a rotary process. The lateral drilling assemblies are not steerable, and there are no deflection sleeves or orientation signals. At present, there are two lateral drilling assemblies, and both use the anti-whirl PCD bit to achieve a smooth well bore and obtain fairly consistent responses. Of the two lateral assemblies, one is engineered for gentle rise with angle build rates of 7 to 11 degrees per 100 feet. The second is for maintaining inclination, and produces near-neutral responses of -2 to 2 degrees per 100 feet. The assemblies work on the same principle as any directional drilling assembly. Both have been found to drill with minimal walk, right or left, but inclination is somewhat sensitive to formation and weight on the bit.

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

         Management of GREKA considers this proprietary technology a leading edge and a ground floor opportunity as a producer. GREKA management believes that through the utilization of this system GREKA has the ability to cost-effectively drill lateral completions and re-entries in shallow oil and gas producing zones where existing technology has not been available or affordable. As drilling new wells from the surface is not a necessity and current production infrastructures can be utilized, GREKA anticipates that the economics of this system will be improved. Management of GREKA believes that potential zones such as shale gas and coalbed methane that contain trillions of cubic feet of untapped reserves in the United States and China are candidates for short radius horizontal drilling technology.

Marketing

         Marketing of Asphalt Refinery Production

         GREKA's asphalt refinery in Santa Maria, California produces light naphtha, kerosene distillate, gas oils and numerous cut-back, paving and emulsion asphalt products. Historically, marketing efforts have been focused on the asphalt products which are sold to various users, primarily in the Central and Northern California areas. Distillates are readily marketed to wholesale purchasers. No one customer accounted for more than ten percent of the Company's sales of North American refinery production during 1999 except Granite Construction, Lawson Rock and Oil, and Union Asphalt Company.

         GREKA regards the refinery as a valuable adjunct to its production of crude oil in the Santa Maria Valley and surrounding areas. Generally, the crude oil produced in these areas is of low gravity and makes an excellent asphalt. Prices for asphalt exceed market prices for crude and costs of operating the refinery. GREKA believes that as road building and repair increase in California and surrounding western states, the market for asphalt will expand significantly.

         GREKA's subsidiary markets two principal products from its refinery: liquid asphalt and light-end products (gas oil, naphtha and distillates). Liquid asphalt, which accounted for approximately 65% of total refinery production in 1999, is marketed by GREKA's subsidiary primarily in California. While liquidate asphalt is principally used for road paving and manufacturing roofing products, all of the liquid asphalt sold by GREKA's subsidiary is used for pavement applications. Paving grade liquid asphalt is sold by GREKA's subsidiary to hot mix asphalt producers, material supply companies, contractors and government agencies.

         These customers further treat the liquid asphalt which is used for road paving. In addition to conventional paving grade asphalt, GREKA's subsidiary also produces modified and cutback asphalt products. Modified asphalt is a blend of recycled plastics, rubber and polymer materials with liquid asphalt, which produces a more durable product that can withstand greater changes in temperature. Cutback asphalt is a blend of liquid asphalt and lighter petroleum products and is used primarily to repair asphalt road surfaces. Additionally, some of the paving grade and modified asphalts produced by GREKA's subsidiary are sold as base stocks for emulsified asphalt products that are primarily used for pavement maintenance.

         GREKA's subsidiary is particularly well positioned to supply the asphalt specifications in accordance with the standards established by the National Highway and Transportation Administrations Strategic Highway Research Program (SHRP) or set by the American Association of State Highway and Transportation Officials.

         Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, as well as the general state of the California economy, which drives commercial construction. Another factor is weather, as asphalt paving projects are usually shut down in cold, wet weather conditions. All of these demand factors are beyond the control of the Company. Government highway spending provides a source of demand which has been relatively unaffected by normal business cycles but is dependent on appropriations. During 1999, approximately 70% of liquid asphalt sales were ultimately funded by the public sector as compared to approximately 75% in 1998.

         The California economy continued to improve in 1999, fueled by growth in foreign trade as well as growth in high technology, tourism and entertainment. This growth in business activity resulted in increases in road construction and repair activity in both the private and public sectors. Further expansion is being forecast for California in 2000, as growth rates as measured by growth in jobs, personal income, consumer spending and construction are expected to exceed national averages. Growth in the California economy generally bodes well for the Company, as increased business activity results in increased construction activity, including increased new road construction and increased repair efforts on existing roads in both the public and private sectors. Private asphalt demand rebounded slightly in 1997 and continued to improve through 1998 and 1999 due to the improvement in the California economy.

         As the asphalt refinery of GREKA's subsidiary is located in California, the following discussion focuses on government highway funds available in California.

         Federal Funding

         Federal funding of highway projects is accomplished through the Federal Aid Highway Program. The Federal Aid Highway Program is a federally-assisted, state-administered program that distributes federal funds to the states to construct and improve urban and rural highway systems. The program is administered by the Federal Highway Administration (FHWA), an agency of the Department of Transportation. Nearly all federal highway funds are derived from gasoline user taxes assessed at the pump.

         In June 1998, the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century or TEA-21 was enacted. The bill is estimated to increase transportation-related expenditures by $850 million a year in California alone over a six fiscal year period beginning
October 1, 1997. This will equate to a 51% increase over previous funding levels. For fiscal 1998 and 1999 funding apportioned to California under this legislation was $2.07 billion and $2.42 billion respectively. The average

California apportionment over the six year period ending in October 2003 is estimated to be $2.50 billion per year or a total of $15,000 billion. Of this amount, approximately $4.65 billion has been designated for Interstate Maintenance and the National Highway System while another $4.56 billion has been designated for the Surface Transportation and the Congestion Mitigation and Air Quality Improvement programs, which concentrate on state and local roadways. However, while management of GREKA's subsidiary believes it has benefited from and should benefit in the future from such funding increases there can be no guarantee that it will in fact do so in the future.

         State and Local Funding

         In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, the California Department of Transportation (CALTRANS) administers state expenditures for highway projects. According to the Department of Finance for the State of California funding available from the State Highway Account is estimated to average $1.13 billion per year over the next 10 years excluding the Seismic Retrofit Bond Fund. This compares to an average of $0.36 billion over the previous ten years.

         Marketing of GREKA's Oil and Gas Production

         The prices obtained for oil and gas are dependent on numerous factors beyond the control of GREKA, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. Substantially all of GREKA's North American crude oil production is sold at the wellhead at posted prices under short term contracts, as is customary in the industry. No one customer accounted for more than ten percent of the Company's sales of North American oil and gas production during 1999.

         The market for heavy crude oil produced by GREKA from its Central Coast Fields in California differs substantially from the remainder of the domestic crude oil market, due principally to GREKA's sales to the market of asphalt, naphtha and distillates rather than hydrocarbons. GREKA 's Santa Maria refinery uses essentially all of its Central Coast Fields' crude oil, in addition to third party crude oil, to produce asphalt, among other products. Ownership and operation by the Company's subsidiary of the refinery gives GREKA's subsidiary a steady and stable market for its local crude oil which is not enjoyed by other producers.

Competition

         Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and gas companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. GREKA believes that the locations of its leasehold acreage, its exploration, drilling and production capabilities and the experience of its management and that of its industry partners generally enable GREKA to compete effectively. Many of GREKA 's competitors, however, have financial resources and exploration, development and acquisition budgets that are substantially greater than those of GREKA, and these may adversely affect GREKA 's ability to compete, particularly in regions outside of GREKA 's principal producing areas. Because of this competition, GREKA cannot assure that it will be successful in finding and acquiring producing properties and development and exploration prospects.

         Management  of  GREKA   believes  it has an  advantage  over its
competition due to its acquired license from BP Amoco of the Short Radius Horizontal Drilling technology, its level of field expertise in applying the patented BP Amoco Short Radius Horizontal Drilling technology and its ability to apply these drilling techniques at a fraction of the cost compared to conventional drilling techniques utilized by the competition. Although, BP Amoco has provided licenses to others, GREKA feels that its strategy to apply the proprietary technology to its own oil and gas properties and to penetrate new niche markets utilizing the proprietary technology is within an entirely different market segment than any of the other licensees who are concentrating on providing contract drilling services to non-owned properties within their respective geographical area. GREKA has not felt any competitive pressure relative to its acquisition strategy focused on the unique application of its niche, short-radius horizontal drilling technology.

Governmental Regulation

         The following discussion of regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which operations of GREKA and its subsidiaries may be subject.

         Price Controls on Liquid Hydrocarbons

         Oil sold by GREKA's subsidiaries is no longer subject to the Crude Oil Windfall Profits Tax Act of 1980, as amended, which was repealed in 1988. As a result, GREKA sells oil produced from its properties at unregulated market prices.

         Federal Regulation of First Sales and Transportation of Natural Gas

         The sale and transportation of natural gas production from properties owned by GREKA's subsidiaries may be subject to regulation under various federal and state laws including, but not limited to, the Natural Gas Act and the Natural Gas Policy Act, both of which are administered by the Federal Regulatory Commission. The provisions of these acts and regulations are complex. Under these acts, producers and marketers have been required to obtain certificates from FERC to make sales, as well as obtaining abandonment approval from FERC to discontinue sales. Additionally, first sales have been subject to maximum lawful price regulation. However, the NGPA provided for phased-in deregulation of most new gas production and, as a result of the enactment on July 26, 1989 of the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA with respect to "first sales" were terminated by not later than January 1, 1993. FERC jurisdiction over transportation and sales other than "first sales" has not been affected.

         Because of current market conditions, many producers, including GREKA, are receiving contract prices substantially below most remaining maximum lawful prices under the NGPA. Management believes that most of the gas to be produced from GREKA's properties is already price-deregulated. The price at which such gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil. At present, two factors affecting prices are gas-to-gas competition among various gas marketers and storage of natural gas. Moreover, the actual prices realized under GREKA Energy's current gas sales contracts also may be affected by the nature of the decontrolled price provisions included therein and whether any indefinite price escalation clauses in such contracts have been triggered by federal decontrol.

         The economic impact on GREKA and gas producers generally of price decontrol is uncertain, but it currently appears to be resulting in lower gas prices. Currently, there is a surplus of deliverable gas in most areas of the United States and, accordingly, it remains possible that gas prices will continue to remain at relatively depressed levels or decrease further. Moreover, many gas sales contracts provide for price redetermination upon decontrol, and, as a result, it is possible that the newly redetermined prices applicable under such contracts are likely to reflect the lower prices prevalent in today's market. Producers such as GREKA or resellers may be required to reduce prices in order to assure continued sales. It is also possible that gas production from certain properties may be shut-in altogether for lack of an available market.

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

         On April 8, 1992, FERC issued Order 636, which is intended to restructure both the sales and transportation services provided by interstate natural gas pipelines. The purpose of Order 636 is to improve the competitive structure of the pipeline industry and maximize consumer benefits from the competitive wellhead gas market. The major function of Order 636 is to assure that the services non-pipeline companies can obtain from pipelines is comparable to the services pipeline companies offer to their gas sales customers. One of the key features of the Order is the "unbundling" of services that pipelines offer their customers. This means that pipelines must offer transportation and other services separately from the sale of gas. The Order is complex, and faces potential challenges in court. GREKA is not able to predict the effect the Order might have on its business.

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

         There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the petroleum industry. It is impossible to predict what proposals will be enacted and what effect, if any, such proposals would have on GREKA.

State and Local Regulation of Drilling and Production

         State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning operations. The states in which GREKA operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also pro-rate production to the market demand for oil and gas.

Environmental Regulations

         Operations of GREKA are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Such laws and regulations may also restrict air or other pollution resulting from GREKA's operations. Moreover, many commentators believe that the state and federal environmental laws and regulations will become more stringent in the future. For instance, proposed legislation amending the federal Resource Conservation and Recovery Act would reclassify oil and gas production wastes as

"hazardous waste". If such legislation were to pass, it could have a significant impact on the operating costs of GREKA , as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, including states in which GREKA has operations, and these various initiative could have a similar impact on GREKA.

         GREKA has not filed any reports with estimates of its reserves with any federal authority or agency, other than the Securities and Exchange Commission and the Department of Energy.

Operational Hazards and Insurance

         GREKA's subsidiaries' operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

         GREKA and its subsidiaries has up to $15 million of general liability insurance. GREKA's insurance does not cover every potential risk associated with the drilling, production and processing of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on GREKA 's financial condition and results of operations. Moreover, no assurance can be given that GREKA will be able to maintain adequate insurance in the future at rates it considers reasonable.

Employees

         As of April 13, 2000, GREKA and its subsidiaries had 78 full-time employees. None of GREKA's employees is subject to a collective bargaining agreement. GREKA considers its relations with its employees to be satisfactory.

Shareholders Rights Plan

         In November 1999, the Board of Directors of GREKA unanimously approved the Company's adoption of a shareholder rights plan in order to preserve the long-term value of the Company for GREKA 's shareholders. Under the shareholder rights plan, one right will be distributed for each outstanding share of GREKA common stock. Each right will entitle the holder to buy one share of GREKA common stock for an initial exercise price of $60.00 per share. The rights will initially trade with common shares and will not be exercisable unless certain takeover events occur. The plan generally provides that if a person or group acquires or announces a tender offer for the acquisition of 33% or more of GREKA common stock without approval of the Board of Directors, the rights will become exercisable and the holders of the rights, other than the acquiring person or group, will be entitled to purchase shares of GREKA common stock (or under certain circumstances stock of the acquiring entity) for 50% of its current market price. The rights may be redeemed by GREKA for a redemption price of $.01 per right.

Retirement Plan

         The Company sponsors a defined contribution retirement savings plan (401(k) Plan) to assist all eligible U.S. employees in providing for retirement or other future financial needs. The Company currently provides matching contributions equal to 50% of each employee's contribution, subject to a maximum of 8% of their eligible contribution.

Net Profit Sharing Plan

         The Company has a net profit sharing plan (NPSP) for employees that fulfill certain qualification requirements. The NPSP provides for an equal disbursement of 10% of the Company's pretax income, excluding extraordinary gains. Such disbursement is planned to follow the filing of the annual audited financial statements of the Company. The NPSP could be suspended at the discretion of the Company's Board of Directors for any specific year.

Item 2.    Description of Property

         The following description of the GREKA properties at December 31, 1999 include all discussions of prior operations of all of GREKA's properties and those of its wholly owned subsidiaries.

GREKA's Properties as of December 31, 1999

         GREKA owned interests in approximately 805 wells at December 31, 1999.

The majority of these wells are concentrated along the central coast of California and Louisiana. California (heavy oil) and Louisiana (gas) are the primary and focused areas of exploitation and development activities in the near term. At December 31, 1999, GREKA also operated wells and had exploitation and development activities in other regions of California, in several states outside of California and Louisiana, and in western Canada. GREKA's evaluation of international projects resulted in the acquisition of exploration projects in Indonesia and China. The Company continuously evaluates the profitability of its oil, gas and related activities and, as part of its strategic business plan, intends to divest unprofitable leases or areas of operations that are not consistent with its business strategy.

Exploitation and Development Activities

         The following is a brief discussion of significant developments in the Company's recent exploitation and development activities through its whollyowned subsidiaries:

         United States

         California (Integrated)

         Approximately 38% of GREKA's proved reserves at December 31, 1999 (5.5 MMBOE) were located in four onshore fields in California's central coast region. Daily production from the Central Coast Fields averaged 1,254 BOE for the year ended December 31, 1999, representing 47% of GREKA's total production. GREKA operates all of its wells in the Central Coast Fields.

         California (E&P)

         GREKA also holds interests
in other California areas, which represented 24% (3.2 MMBOE) of GREKA's proved reserves at December 31, 1999. Daily production from these other interests averaged 635 BOE for the year ended December 31, 1999, representing 24% of GREKA's total production.

         Louisiana

         Approximately 22% of GREKA's proved reserves at December 31, 1999 (4.0 MMBOE) were located in two fields in Louisiana. GREKA's share of daily production from the Louisiana fields averaged 580 BOE for the year ended December 31, 1999, representing 22% of the Company's total production.

         Other States

         In addition to its California and Louisiana properties, GREKA owns producing properties in a number of other states, primarily New Mexico and Texas, which collectively represented 8% of GREKA's proved reserves at December 31, 1999 (1.0 MMBOE). Daily production from these properties averaged 75 BOE for the year ended December 31, 1999, representing 9% of GREKA's total production.

       Canada

         Approximately 8% of GREKA's proved reserves at December 31, 1999 (1.0 MMBOE) were located in Canada. Daily production from these properties averaged 226 BOE for the year ended December 31, 1999, representing 9% of GREKA's total production.

         GREKA seeks to acquire domestic and international producing properties where it can significantly increase reserves through development or exploitation activities and control costs by serving as operator. GREKA believes that its substantial experience and established relationships in the oil and gas industry enable it to identify, evaluate and acquire high potential properties on favorable terms. As the market for acquisitions has become more competitive in recent years, GREKA has taken the initiative in creating acquisition opportunities, particularly with respect to adjacent properties, by directly soliciting fee owners, as well as working and royalty interest holders, who have not placed their properties on the market.

         GREKA's 2000 capital expenditure budget for properties is dependent upon the price for which its products are sold and upon the ability of GREKA to obtain external financing. Subject to these variables and based on the current asset base, GREKA expects its cash flow to fund approximately $12.0 million in 2000 for capital expenditures. By example, the Company expects that capital improvements costing approximately $2.5 million will result in increased oil and gas production of approximately 2300 BOEPD.

Exploration Activities

         GREKA further plans to expand its existing reserve base by developing high potential exploration prospects in known productive regions. GREKA believes these activities complement its traditional development and exploitation activities. In pursuing these exploration opportunities, GREKA may use advanced technologies, including 3-D seismic and satellite imaging. In addition, GREKA may seek to limit its direct financial exposure in exploration projects by entering into strategic partnerships that shift the drilling related financial risks to partners while providing the Company with an upside upon a successful event. At December 31, 1999, GREKA had exploration plays in three primary areas:
California, Indonesia and China.

         The following is a brief discussion of significant developments in the Company's recent exploration activities through its whollyowned subsidiaries:

         California

         Coalinga Nose Exploration Prospect, Kern County, California. GREKA has acquired leases covering approximately 3,600 acres of land and contractual rights covering an additional approximate 7,000 acres of land in the region of the prolific Coalinga oil field in the San Joaquin Valley of California. GREKA has participated in a 16 square mile 3-D seismic survey covering this area and has partially interpreted the survey. Nineteen anomalies have been identified in the prospect area, covering five potentially productive zones, ranging in depth from 6,500 to 12,000 feet. GREKA has an 85% working (68% net revenue) interest in the well which it is seeking to farmout.

         Indonesia

         West Java Exploration Prospect, Jakarta, Indonesia. GREKA is a party to a production sharing contract, along with Pertamina, the Indonesian state-owned oil company, covering 1.7 million unexplored acres on the Island of Java near a number of producing oil and gas fields. The 30-year contract provides that oil and gas in commercial quantities must be discovered prior to September 2003. A portion of the block has been distinctly identified as the Jonggol area consisting of 500,000 acres. The Jonggol area has two prospects and eleven leads with a well scheduled to be drilled in December 2000. The Company, which has a 75% interest in the block, is currently looking for a joint venture partner to participate in the drilling of the Jonggol well. The remainder of the block is being developed with additional seismic.

         China

     Fengcheng Coalbed Methane Exploration Prospect, Jiangxi, China. In August 1999, GREKA announced its execution of a production sharing contract with the China United Coalbed Methane Corporation Ltd., which has been approved by the Chinese Ministry of Foreign Trade and Economic Cooperation, to jointly exploit coalbed methane resources in Fengcheng, East China's Jiangxi Province. The contract block in which GREKA has a 49% working interest covers a total area of 380,534 acres. The 30-year contract provides that GREKA as operator will drill at least ten coalbed methane wells over a three year term. Production test wells have been drilled and were both successful. The Company intends to drill six wells in 2000 to conform proved reserves this year and expects commercial operations commencing in 2001.

Oil and Gas Producing Properties

         At December 31, 1999, the Company owned and operated producing properties in 8 states, with its U.S. proved reserves located primarily in two core areas: California and Louisiana which represent approximately 58% and 27%, respectively, of GREKA's proved reserves (BOE).

         The following table summarizes GREKA's estimated proved oil and gas reserves by geographic area as of December 31, 1999. The following table includes both proved developed (producing and non-producing) and proved undeveloped reserves. Approximately 38% of the total reserves reflected in the following table are proved undeveloped. There can be no assurance that the timing of drilling, reworking and other operations, volumes, prices and costs employed by the independent petroleum engineers will prove accurate. Since December 31, 1999, oil and gas prices have generally increased. At such date, the price of WTI crude oil as quoted on the New York Mercantile Exchange was $25.30 per Bbl and the comparable price for March, 2000 was $29.90. Quotations for the comparable periods for natural gas were $2.27 per Mcf and $2.90 per Mcf, respectively. The proved developed and proved undeveloped oil and gas reserve figures are estimates based on reserve reports prepared by GREKA's independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves comprise a substantial portion of GREKA's reserves and, by definition, had not been developed at the time of the engineering estimate. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on GREKA and its operations.

                                   December 31, 1999

                       Proved Reserves, net                     PV-10 Value
                 Gross        Oil        Gas
 Property        Wells      (MBbls)     (MMcf)    MBOE  Dollar Value   %
 --------       ---------   -------      ------   ----  ------------   -------
                                                       (In thousands)
California:
  Integrated Ops..178 .....5,239.5    1,275.3     5,454.4  $27,611         38%
  E&P ............163      3,147.3      591.5     3,253.0  $17,793         24%
Total
   California ....341 .....8,386.8    1,866.8     8,707.4  $45,404         62%
Louisiana .........55      1,665.9   13,922.6     4,152.1  $16,215         22%
Other United
    States........206        617.8    1,880.9       953.7  $ 5,534          8%
Total United
   States ........602......10,531.7   17,598.3    13,674.4 $67,153         92%
Canada ............68 ........235.4    3,937.6       940.1 $ 6,162          8%
Total Americas... 670      10,767.1   21,535.9    14,614.4 $73,315        100%

         The following is a brief discussion of the Company's oil and gas operations for major fields:

         California

         Central Coast Fields. GREKA's subsidiary operates four fields in the Central Coast area of California. These fields provide equity crude oil for GREKA's wholly owned asphalt refinery. The fields are Cat Canyon, Casmalia, Gato Ridge and Santa Maria Valley which collectively have an average working interest of 100% and an approximate average net revenue interest of 90% in 124 active wells producing 1254 BOEPD. These fields represent 36% of GREKA's total proved reserves.

         New drilling activity centered on horizontal drilling beginning in 1995. During the intervening years twenty-two horizontal wells were drilled in these four fields. The drilling program resulted in mixed success, four of the wells were extremely profitable, but the others were marginally economic or uneconomic, primarily due to the high cost of drilling new wells with long reach lateral sections. These long reach wells typically cost more than $500,000 each. Additional problems were encountered due to sand intrusion during production. Current management has spent considerable effort in developing a sand control completion technique that supports long-term production and thus enhances related economics.

         Commencing in 1999 management changed the horizontal drilling program by re-entering existing idle wellbores and drilling short radius laterals utilizing proprietary technology patented from BP Amoco. The reduced cost for re-entries ($125,000 per well) should contribute to a higher economic success rate and additional economic reserves. Earlier drilling has delineated the S1b Sisquac Sand in the Cat Canyon Field and S2 Sisquac Sand in the Gato Ridge Field as those formations with the highest opportunities for success. Management plans to drill ten horizontal re-entries during 2000 primarily to exploit these two reservoirs.

         Two of the horizontal wells drilled in the Gato Ridge Field are a SAGD (steam assisted gravity drainage) pair. This pair of long reach lateral wells is drilled in the S1b Sisquac formation with one wellbore in the upper section of the formation and the other located directly underneath it. These wells were designed to continuously inject steam in the upper well and produce from the lower well. The project was discontinued in late 1997 before production and after procuring all necessary equipment. Current management is working to secure regulatory permits, and plans to activate the project with minimal capital requirements in the current year.

         The results of the horizontal drilling program in these fields provide significant encouragement that the ultimate recovery of heavy oil from these fields can be increased. Current estimates of ultimate recovery vary with each of the fields in the range from 25% to as low as 5% of the original oil in place. Horizontal drilling offers a new technology that should add reserves in heavy oil fields that could not otherwise be economically recovered due to several reasons including the following: 1)the propensity of water to preferentially channel through the heavy oil to the well bore thus reducing ultimate recoveries in heavy oil reservoirs 2)reduced friction pressures can be created when heavy oil moves to a horizontal wellbore in the reservoir.

         Richfield East Dome Unit. The Richfield East Dome Unit is a waterflood in Orange County, California, operated by GREKA's subsidiary and producing 780 BOPD. The field has proved net reserves of 1.9 MMBO valued at PV-10 $8.2 million or 12% of the Company's total reserve value. Waterflood operations were initiated in 1974 by Texaco. Field facilities are in sufficiently satisfactory condition to service the waterflood operation through the eighteen years remaining in the life of the field.

         North Belridge Field. The North Belridge Field is located in Kern County, California. GREKA's subsidiary is the operator and owns 100% working interest in 37 wells on three leases covering 270 contiguous acres. The wells produce from two formations-- light oil from the Diatomite zone and heavy oil from the Tulare formation. Current production is about 330 BOEPD, net proved reserves are 1.1 MMBOE valued at PV-10 $7.2 million. (See Item 3-"Legal Proceedings")

         Louisiana

         Potash Dome Field. The Potash Dome Field is located in Plaquemines Parish south of New Orleans, Louisiana, overlying a salt dome. The wells on the west side of the field are land based while the wells on the east side produce from single well structures located in shallow inland water. GREKA's subsidiary operates the 3000 acre field and has 100% working interest in 23 wells. Proved net reserves in the field are 1.5 MMBO and 13.9 BCFG valued at PV-10 $15.3 million. There exists substantial drilling opportunities in the field with net proved undeveloped reserves of 0.9 MMBO and 10.7 BCFG in five drilling locations as determined by Netherland, Sewell & Associates, Inc., GREKA's independent petroleum engineers. Additionally GREKA believes there is substantial opportunity to add gas reserves in a deeper zone called the Tex "W" which is owned 50% by GREKA's subsidiary and 50% by Exxon-Mobil. To minimize the cost of testing the deeper zones management expects to deepen at least one of the wells required to develop the proved locations a maximum 1000' below the zone which has proved reserves. Additionally there are several shut in wells requiring workovers which management plans to return to production. The potential of workovers was proven in 1999 with the successful recompletion of the State Lease 508 #25 well in the Miocene 12B zone. The well initially produced at rates as high as 1.5 MMCFGPD from a zone previously assigned probable/possible reserves.

         Manila Village Field. The Manila Village is located in Jefferson Parish, south Louisiana. The field is operated by GREKA's subsidiary and produces 300 BOPD (160 BOPD net) from 12 wells all located on single well structures in shallow inland water. Proved developed reserves are 138 MBO net to GREKA's subsidiary.

         Other United States

         Southwest Tatum Field. The Southwest Tatum Field is located in Lea County, New Mexico. This field was discovered in 1996 through the use of 3-D seismic. GREKAThere are four different productive horizons in the field, Devonian, Canyon, Cisco, and Wolfcamp. The emphasis is currently focused on increasing production by recompleting the existing wells in the optimum interval. Remaining drilling locations are under study. There are net proved developed reserves of 172 MBO and 225 MMCFG in the field as of December 31, 1999.

         San Simeon Field. The San Simeon Field is located in Lea County, New Mexico. GREKA's subsidiary operates one oil well and three gas wells. The oil well is the only producer in the field completed in the Wolfcamp formation. It currently flows oil at 85 BOPD with 150 MCFGPDGREKA. The well has cumulative production of 330 MBO and 461 MMCFG with estimated remaining gross reserves of 181 MBO (73 MBO net) and 334 MMCFG (136 MMCFG net) with net PV-10 value of $1.0 million. The gas wells produce from the deeper Morrow formation offering an opportunity to drill a second Wolfcamp well and test the Morrow formation at minimal additional cost. GREKA's independent reservoir engineers have assigned a proved undeveloped drilling location in the Wolfcamp which is valued at net PV-10 $402,000.

Oil and Gas Reserves

         GREKA's proved reserves and the estimated present value of future revenues from proved developed and undeveloped oil and gas properties in this document have been estimated by the following independent petroleum engineers. In 1997, 1998 and 1999 Netherland, Sewell & Associates, Inc. prepared reports on GREKA's reserves in the United States and Sproule Associates Limited prepared a report on GREKA's Canadian reserves. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by GREKA. In accordance with the SEC's guidelines, GREKA's estimates of future net revenues from GREKA's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalation. Future net revenues at December 31, 1999, reflect weighted average prices of $17.97 per BOE compared to $8.29 per BOE and $13.13 per BOE as of December 31, 1998 and 1997, respectively. There have been no reserve estimates filed with any other United States federal authority or agency, except that GREKA participates in a Department of annual survey, which includes furnishing reserve estimates of certain of GREKA's properties. The estimates furnished are identical to those included herein with respect to the properties covered by the survey.

         The following tables present total estimated proved developed producing, proved developed non-producing and proved undeveloped reserve volumes as of December 31, 1997, 1998 and 1999 and the estimated present value of future net revenues ("PV-10") (based on current prices and costs at the respective year's end, using a discount factor of 10 percent per annum). As used herein, the term "proved undeveloped reserves" are those which can be expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir. There can be no assurance that these estimates are accurate predictions of reserves or of future net revenues from oil and gas reserves or their present value. As indicated elsewhere, the prices received for oil and gas have increased since the preparation of the 1999 year end engineering estimates.

                                     Estimated Proved Oil and Gas Reserves

                                                   At December 31,
                                         ---------------------------------
                                          1997(1)     1998(1)    1999(1)
                                         ------       ------     ------

Net oil reserves (MBbl)
   Proved developed producing ........       78       1,915       6,603
   Proved developed non-producing ....      153         659         826
   Proved undeveloped ................    2,321       1,732       3,335
                                         ------      ------      ------
    Total proved oil reserves (MBbl) .    2,553       4,336      10,764
                                         ======      ======      ======
Net natural gas reserves (MMcf)
   Proved developed producing ........     --           899       4,113
   Proved developed non-producing ....     --         1,759       5,398
   Proved undeveloped ................     --         2,416      12,215
                                         ------      ------      ------
    Total proved natural gas
      reserves (MMcf) ................     --         5,074      21,726
                                         ======      ======      ======

Total proved reserves (MBOE) .........    2,553       5,242      14,643

(1) Does not include reserve volumes attributable to the Company's interest in Colombian assets sold in June 1999 (see generally Item 1-"Description of Business, Divestiture Activities")

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

                                          Estimated Present Value of
                                             Future Net Revenue

                                                At December 31,
                                    -------------------------------------
                                      1997(1)      1998(1)      1999(1)
                                      ----         ----         ----
PV-10 Value                                 (In thousands)
   Proved developed producing ...   $    71       $ 2,247       $41,474
   Proved developed non-producing       278         2,253         8,977
   Proved undeveloped ...........     4,579         1,473        20,498
                                    -------       -------       -------

      Total .....................   $ 4,927       $ 5,931       $70,949
                                    =======       =======       =======

(1) Does not include reserve volumes attributable to the Company's interest in Colombian assets sold in June 1999 (see generally Item 1-"Description of Business, Divestiture Activities")

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

         The following table summarizes sales volume, sales price and production cost information for GREKA's net oil and gas production for each of the years in the three-year period ended December 31, 1999.

                             Year Ended December 31,

                         --------------------------------
                          1997(1)    1998(1)      1999(1)
                         ------      ------       ------

Production Data:
  Oil (MBbls) ........        2          13         528
  Gas (MMcf) .........     --          --         1,144
    Total (MBOE) .....        2          13         736

Average Sales
  Price Data
  (Per Unit):

  Oil (Bbls) .........   $   12      $    6      $   16
  Gas (Mcf) ..........      $--          $-      $    1
  BOE ................   $   12      $    6      $   12

Selected Data
 per BOE:
  Production costs (2)   $  124      $    9      $   10
  General and
    administrative ...   $  378      $  119      $    4
  Depletion,
    depreciation and
    amortization .....   $   12      $   26      $    4

---------------------
(1) Does not include reserve volumes attributable to the Company's interest in Colombian assets sold in June 1999 (see generally Item 1-"Description of Business, Divestiture Activities")

(2)      Production costs include production taxes.


Drilling Activity

         The following tables set forth certain information for each of the years in the three-year period ended December 31, 1999, relating to GREKA's participation in the drilling of exploratory and development wells in (excluding information attributable to the Company's interest in Colombian assets (see Item 1-"Description of Business, Divestiture Activities")):

         United States

                                    Year Ended December 31,
                         -------------------------------------------------
                             1997              1998             1999
                         ---------------  --------------   ---------------
                         Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                         -------- ------  -------- ------  -------- ------

Exploratory Wells

  Oil                       -       -        -         -      254    191.00
  Gas                       -       -        -         -       22      9.00
  Dry (3)                   -       -        -         -        -         -
Development Wells

  Oil                       2      1.67      3      2.30      360    321.00
  Gas                       -       -        -         -       13      8.00
  Dry (3)                   -       -        -         -        -         -
Total Wells

  Oil                       -       -        1      0.70      614    512.00
  Gas                       -       -        -         -       35     17.00
  Dry (3)                   -       -        -         -        -         -
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



         Canada (1)

                                    Year Ended December 31,
                      -------------------------------------------------
                           1997             1998              1999
                      ---------------  --------------   ---------------
                      Gross(2) Net(3)  Gross(2) Net(3)  Gross(2) Net(3)
                      -------- ------  -------- ------  -------- ------

Exploratory Wells

  Oil                    -       -        -        -        6        4
  Gas                    -       -        -        -        6        3
  Dry (4)                -       -        -        -       23        3
Development Wells

  Oil                    -       -        -        -       11        2
  Gas                    -       -        -        -       12        1
  Dry (4)                -       -        -        -       14        3
Total Wells

  Oil                    -       -        -        -       17        7
  Gas                    -       -        -        -       20        4
  Dry (4)                -       -        -        -       37        6

-------------

(1)  See Item 1-"Description of Business, Divestiture Activities"

(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(3) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. No reduction is made for the minority interest in Beaver Lake.

(4) A dry hole is an exploratory or development well that is not a producing well.

Productive Oil and Gas Wells

         The following table sets forth information at December 31, 1999, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which GREKA owned a working interest:

                       Oil                   Gas                 Total
                 Gross      Net         Gross    Net        Gross     Net
                 -----      -----      -----    ------     ------    -----
United States     430       226.9       135      49.0       565      275.9
Canada (1)         39        19.0        29      10.4        58       29.4
                 -----      -----      -----    ------     ------    -----
                  469       245.9       164      59.4       633      305.3
                 =====      =====      =====    ======     ======    =====
-------------

(1) No reduction is made for the minority interest in Beaver Lake that existed until July, 1999.

Oil and Gas Acreage

    The following table sets forth certain information at December 31, 1999 relating to oil and gas acreage in which GREKA owned a working interest:

                             Developed (1)                Undeveloped
                       -----------------------        ------------------
                       Gross              Net         Gross         Net

United States          33,034           20,063        17,137       8,025
Canada (2)             23,840            7,192        20,400       9,206
------------         --------          -------        ------     -------
    Total              56,874           27,255        37,537      17,231
                     ========          =======        ======     =======

----------------

(1)  Developed acreage is acreage assigned to productive wells.


(2) No reduction is made for the minority interest in Beaver Lake that existed until July, 1999.

Title to Properties

         Many of GREKA's oil and gas properties are held in the form of mineral leases, licenses, reservations, concession agreements and similar agreements. In general, these agreements do not convey a fee simple title to GREKA, but rather, depending upon the jurisdiction in which the apposite property is situated, create lesser interests, varying from a profit a prendre to a determinable interest in the minerals. In some jurisdictions, notably non-U.S. jurisdictions, GREKA's interest is only a contractual relationship and bestows no interest in the oil or gas in place. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. GREKA believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves. Because most of GREKA's oil and gas leases require continuous production beyond the primary term, it is always possible that a cessation of producing or operating activities could result in the loss of a lease. Assignments of interest to and/or from GREKA may not be publicly recorded.

         From time to time, substantially all of GREKA's properties, including its stock in its Subsidiaries, are hypothecated to secure GREKA's current and future indebtedness. GREKA's working interest in properties may be subject to lienholders by non-payment. In the event of GREKA's non-payment or untimely payment of its obligations, GREKA expects liens to be filed against its assets and to be subject to lawsuits. Oil and gas leases in which GREKA has an interest may be deficient, require ratifications and be subject to action by GREKA.

Average Sales Price and Production Cost

         The following table sets forth information concerning average per unit sales price and production cost for GREKA's oil and gas production for the periods indicated:

                                    Year Ended December 31,
                               --------------------------------
                               1997          1998          1999
                               ----          ----          ----
Average sales price per BOE:

  Integrated Ops...........    $ 11.....      $6            $11
  E&P Americas.............      19            -             16
  Combined.................      12            6             14

Average production cost per BOE:

  Integrated Ops..             $109.....      $9            $ 7
  E&P Americas.............     109            -              7
  Combined.................     109            9              7


Asphalt Refinery

         GREKA owns an asphalt refinery in Santa Barbara County, California. The refinery is a fully self-contained plant with steam generation, mechanical shops, control rooms, office, laboratory, emulsion plant and related facilities, and is staffed with a total of 23 operating, maintenance, laboratory and administrative personnel. Crude oil is delivered to the refinery by truck to crude oil storage consisting of one 27,000 Bbl tank and two 40,000 Bbl tanks. Crude oil processing equipment consists of a conventional pre-flash tower, an atmospheric distillation tower, strippers and a vacuum fractionation tower. The refinery has truck and rail loading facilities, including some capability of tank car unloading.

         The refinery is fed by production from the central California region. Generally, the crude oil produced in these areas is of low gravity and is ideally suited as feedstock for asphalt. Further, asphalt prices have historically been less volatile than feedstock prices, providing GREKA with a hedge against oil price movements. This refinery was acquired from Conoco Inc. in 1994 and Conoco performs all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition.

         Throughput at the refinery has ranged between 2,000 and 4,500
Bopd, while production capacity is approximately 10,000 Bopd. Only approximately 36% of the throughput has come from GREKA's production. GREKA believes that the asphalt refinery's margins will improve significantly as it increases production from the Central Coast Fields, providing additional feedstock and spreading the fixed cost of the refinery over more units produced. Furthermore, GREKA intends to increase the throughput to 10,000 Bopd by year end 2001. GREKA estimates that each 1,000 Bopd increase in equity throughput could yield approximately $2 million in additional earnings before interest, taxes, depreciation and amortization("EBITDA") annually.

         In May 1999, the Company's subsidiary assumed full operation of its asphalt refinery. (see Item 1-"Description of Business, Acquisition Activities")


         The results of operations of the Company's refinery are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis.

Real Estate Activities

         GREKA from time to time purchased real estate in conjunction with its acquisition of oil and gas and refining properties in California and plans to continue this practice. At December 31, 1999, the Company owned approximately

2,500 acres in Santa Barbara County, California and approximately 6 acres in Orange County, California. GREKA has used a portion of its real estate holdings for agricultural purposes. GREKA plans to retain some of these real estate holdings for asset appreciation which may include developmental activities at a future date.

Limestone Properties

         Indiana - Monroe Field. At December 31, 1998, GREKA owned through its wholly owned subsidiary, Calox Inc, a 355 acre limestone property located in Monroe County, Indiana. GREKA owned the land, timber and all the mineral rights associated with the property. The limestone deposits are made up of Salem limestone, which produces a high industrial grade calcium oxide or calcium carbonate used in scrubbing machinery that cleans the gaseous emissions from coal burning generators.

         At  December  31,  1998,   IPH held a three year option  expiring on
September 9, 2000 to acquire 90% of the shares of Calox for $3.5 million. In April 1999, GREKA and IPH sold their interests in the limestone property to Pembrooke Calox, Inc. in exchange for a non-recourse promissory note, secured by the limestone property. (See Item 1-"Description of Business, Divestiture Activities") During October 1999, Pembrook filed a legal action against GREKA in an effort to extend the transaction which suit is still pending. (See Item 3-"Legal Proceedings")

Offices

         GREKA leases approximately 1,000 square feet of office space at 630 Fifth Avenue, Suite 1501, New York, New York, for its executive offices on a three year lease through March 31, 2001. GREKA 's offices are located in Santa Maria, California; Houston, Texas; Beijing, China;Jakarta, Indonesia; Bogota, Colombia; and Calgary, Alberta.

Item 3.    Legal Proceedings

Enervest LP v. Saba of Texas, Inc. (Case No. 1999-30673, 152nd Judicial District Court of Harris County, Texas, June 1999) Enervest filed an action claiming that Saba breached the agreement between the parties for failing to close the sale of Saba's interests in certain oil and gas properties. In accordance with the agreement, Enervest deposited earnest money in the amount of $1.25 million to a jointly controlled account to assure Enervest's performance of the agreement. Enervest further seeks the court's declaration that it is entitled to the deposit. In July 1999, Saba filed a counterclaim against Enervest for damages incurred as a result of Enervest's breach of the agreement by failing to close the sale. While Saba plans to vigorously defend all claims asserted by Enervest and to aggressively pursue all counter and third party claims, the matter is in its discovery stage.

Capco Resources, Ltd. v. GREKA Energy Corporation, et al. (Case No. 99-K-2155, U.S. District Court for the District of Colorado, August 1999). This action was initially filed in the United States District Court for the Central District of California and later moved to Colorado pursuant to a court order granting GREKA's motion to transfer. Plaintiff Capco Resources, Ltd. ("Capco") has raised claims for breach of contract, specific performance, fraud, and negligent misrepresentation against the Company and Randeep Grewal, the President of GREKA. The Company has brought counterclaims against Capco, CapcoEnergy, Inc., Ilyas Chaudhary, and Kal Saifi (the "Capco Group") for violation of the Securities Exchange Act of 1934, Section 10B, and Rule 10b-5, fraud, breach of contract, negligent misrepresentation, breach of fiduciary duty, and negligence. The parties' respective claims relate to a November 23, 1998 Stock Exchange Agreement between the Company and Capco, pursuant to which Capco was to exchange 2,971,766 shares of Saba stock, constituting all of Capco's ownership interest in Saba, for 1,340,000 newly-issued shares of the Company to Capco. Even though GREKA, in accordance with the terms of the agreement and in good faith, issued all 1,340,000 shares of GREKA common stock, GREKA had actually received only 2,006,566 shares (two-thirds) of Saba common stock agreed upon. The Company subsequently determined that the Capco Group had made numerous misrepresentations and omissions of material fact in inducing GREKA to enter into this transaction. These factual circumstances form the basis for the claims in dispute. Capco is seeking damages of approximately $12.25 million related to the Company's refusal to file a registration statement for the resale of 1 million shares of GREKA common stock that Capco received pursuant to the exchange. GREKA claims that it is entitled to damages and requests partial rescission and/or reformation of the Stock Exchange Agreement. Additionally, the Company also plans to seek to recover from the Capco Group all monies owed by the Capco Group and related parties since 1998 for unpaid accounts such as promissory notes, interest on promissory notes, and reimbursable expenses. While GREKA plans to vigorously defend all claims asserted by Capco and to aggressively pursue all counter and third party claims, the litigation is in its early stages of discovery.

Pembrooke Calox, Inc. v. GREKA Energy Corporation, et al. (Index No. 604905/99, Supreme Court, New York County, October 1999). Pembrooke Calox, Inc. ("Pembrooke") has brought an action against GREKA and others seeking damages of approximately $5 million for an alleged breach of a settlement agreement and related contracts pursuant to which Pembrooke was to receive GREKA's interest in a limestone reserve located in Indiana in exchange for payment on a $5.7 million non-recourse promissory note. Pembrooke alleges that it was unable to make such payment because of GREKA's purported failure to provide certain geological documents concerning mineral reserves located under the property. GREKA has filed fraud-based counterclaims, and the parties have agreed that the property is to be held in escrow pending adjudication of all claims. While GREKA plans to vigorously defend all claims asserted by Pembrooke and seek all counter-relief, the litigation is in its preliminary discovery stages.

RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999). RGC International Investors, LDC ("RGC") brought suit against GREKA, Saba and the former directors of Saba based on claims arising from GREKA's acquisition of Saba on March 24, 1999. RGC seeks, among other things, rescission of the merger and an unspecified amount of damages for GREKA's alleged failure adequately to provide for RGC's rights as a Saba preferred shareholder in consummating that merger. GREKA has moved to dismiss the complaint and that motion has not yet been scheduled for hearing.

Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles County, February 2000). GREKA's subsidiary, Sabacol Inc., filed an action against Omimex Resources, Inc. and its subsidiaries seeking an order directing rescission of an asset purchase agreement effective January 1, 1999 or, alternatively, directing specific performance of the agreement by Omimex. Sabacol alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. While GREKA plans to vigorously pursue all claims against Omimex and defend all counter-allegations, the litigation is in its preliminary discovery stages.

         From time to time, the Company is a named party in legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on December 22, 1999, the following individuals were elected to the Board of Directors to serve for a 3-year term ending 2002:

                            Votes For   Votes Withheld
                            ---------   --------------
         Dai Vaughan....... 3,665,095   73,777
         Susan M. Whalen... 3,668,444   70,428

The following proposal was voted on by Stockholders at the Annual Meeting:

                                            Votes             Votes
                                            For               Against
                                            ---------         -------
         To approve the adoption of
         GREKA's 1999 Omnibus
         Stock Option Plan.                 2,250,759         140,242


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

         GREKA common stock is listed for trading on the Nasdaq National Market under the symbol "GRKA". Prior to March 25, 1999, the trading symbol was "HVNV". Except for a period from August to December of 1997, GREKA's common stock has been quoted on NASDAQ since February 19, 1993. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share of GREKA common stock as reported on the Nasdaq National Market. GREKA common stock quotations represent inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. There can be no assurance that a public market for GREKA's common stock will be sustained in the future.

                                                 Bid
                                           Low        High
                Quarter Ended
                March 31, 1998           12.00       14.75
                June 30, 1998           8.0625       10.00
                September 30, 1998        7.25        9.25
                December 31, 1998        8.813      14.938
                March 31, 1999           4.875       10.50
                June 30, 1999            6.375       9.125
                September 30, 1999         7.0        13.5
                                           7.5        12.0
                December 31, 1999

         On April 13, 2000 there were approximately 879 registered holders of GREKA's common stock. Based on a broker count, GREKA believes at least an additional 5,861 persons are shareholders with street name positions.

         Holders of GREKA common stock are entitled to receive such dividends as may be declared by GREKA board of directors. GREKA has not yet paid any dividends, and the board of directors of GREKA presently intends to pursue a policy of retaining earnings, if any, for use in GREKA's operations and to finance expansion of its business. With respect to GREKA common stock, the declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the GREKA Energy board of directors in light of conditions then existing, including GREKA Energy's earnings, financial condition, capital requirements and other factors.

Item 6.    Selected Financial Data.

         The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The financial data for each of the five years ended December 31, 1999, were derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with the Company's financial statements included elsewhere in this report.

                                                                Years Ended December 31,
                                                                ------------------------
                                                1999         1998         1997         1996          1995
                                                ----         ----         ----         ----          ----
                                                          (In thousands, except per share data)
Income Statement Data:

Sales                                         $29,138      $   146       $   211      $   604      $   305

Production and Product Costs                  $17,820      $   121       $   248      $   367      $   221

General and administrative                    $ 3,205      $ 1,542       $   756      $   575      $   474

Depletion, depreciation &
  amortization                                $ 3,024      $   333       $    24       $   19      $    17

Interest Expense                              $ 1,860      $    32       $    25       $   35      $    17

Other Income(Expense) Net                     $   118      $(3,079)      $    (9)      $   15      $     2

Minority Interest                            $     20      $     -       $     -       $    -      $     -

Income tax (expense) benefit                  $     -      $     -       $     -       $    -      $     -

Equity in Earnings/Loss of Saba

  (re-acquisition)                            $     -      $   586       $     -       $    -      $     -

Net income(loss)                              $ 3,367      $(5,547)      $  (851)      $ (377)     $  (423)

Income (loss) per common share:

  Income(loss) from cont. oper.                     $          $ 0.02        $(0.06)      $ 2.95    $_____
  Gain on sale of discont. oper.              $     -      $     -       $     -       $    -      $     -
Basic net income(loss) per share                   $0.84       $(3.42)       $(1.44)      $(4.70)   $_____

Cash dividend per share                       $     -      $     -       $     -       $    -      $     -
Basic weighted average common
  shares outstanding                            4,003        1,621           591           80          ___
Diluted weighted average common
  shares outstanding                            4,576        1,621           591           80       ______

Balance Sheet Data (end of period):

Working Capital                              $(10,856)     $(1,828)      $ 3,133      $   276      $   (15)
Net property and equipment                    $70,287      $   926       $ 6,795      $   735      $     0
Total assets                                  $84,213      $20,807       $10,803      $   901      $    68
Long-term obligations                         $19,099      $    53       $    77      $   541      $    25
Total stockholders' equity                    $33,378      $18,505       $ 9,095      $   (10)     $    (3)


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation

Overview

         In view of significant material changes to GREKA during 1998, the acquisition of Saba in March 1999, and assumption of full operations related to the asphalt refinery, management believes that the financial condition and results of operations of GREKA reported for periods prior to those herein are not indicative of the future financial condition and results of operations of GREKA. As a consequence of GREKA's assumption of full operations at its refinery in May 1999, the Company has been reporting 100% of the revenue and net income resulting from operations in contrast to recognition prior to May 1999 of only 50% of the net profit resulting from the same operations. Saba's 1998 financial statements are not consolidated with GREKA's 1998 financial statements since the acquisition had not been consummated by December 31, 1998. Furthermore, in accordance with the accounting rules for reverse mergers, the GREKA statements of operations are not reflective of the combined revenues from the September 1997 merger of Petro Union and Horizontal Ventures on an annualized basis but rather reflect the combined income from the merger date.

         Current management was appointed in September 1997 and spent the balance of the year re-structuring, re-capitalizing, and completing mergers and acquisitions that all were part of a specific and focused strategy. Management has established a clear directive to focus on capitalizing on its experience with the low cost horizontal drilling technology patented by Amoco and thereafter licensed to GREKA Energy. It is the intent of management to become a leader in applying this horizontal drilling technology and exploiting declining production wells on properties such as Saba's which have been acquired by GREKA
 .

         During the latter of part of 1998 and early 1999, management of GREKA Energy was primarily focused on the acquisition of Saba and considerable expenses were incurred in connection with the Saba transactions in the fourth quarter of 1998 and the first quarter of 1999. Due to the significance to GREKA Energy of the Saba acquisition, GREKA's management and staff devoted a substantial amount of time and effort to the acquisition. GREKA has already executed, and continues to execute, an aggressive rework program to return to production existing wells on all properties that had wells shut-in for over eighteen months.

         In view of the significant differences between GREKA's corporate structure before the March 1999 acquisition of Saba and during 1997 and 1998, comparisons of GREKA 's results of operations for those periods are considered by management not to be either relevant or representative of GREKA Energy's long-term potential.

Results of Operations

Comparison of Years Ended December 31, 1999 and 1998

         Revenues increased from $146 for 1998 to $29,138 for 1999 primarily as a result of acquisitions and restructuring of assets.

         Production costs increased from $121 for 1998 to $17,820 for 1999 primarily as a result of significantly larger assets base of operations.

         General and administrative expenses increased from $1,542 for 1998 to $3,205 for 1999 primarily as a result of significantly larger assets base of operations.

         Depreciation, depletion and amortization increased from $333 for 1998 to $3,205 for 1999 primarily as a result of significantly larger assets base of operations.

         Interest expense increased from $32 for 1998 to $1,860 for 1999 primarily as a result of higher debt burden as a result of acquisitions.

Comparison of Years Ended December 31, 1998 and 1997

         Revenues decreased from $211,696 for 1997 to $145,813 for 1998. Revenues for 1998 were from oil production at the Cat Canyon field. The decline in oil prices of over 50% coupled with the El Nino storms in California that essentially shut the field down during February 1998 caused revenues to be lower than initially expected.

         Production costs decreased from $247,979 for 1997 to $121,016 for 1998. Planned pilot program drilling operations in the Cat Canyon field account for most of the expenses during 1998, and such expenses are not proportional to revenues since the three wells drilled in the Cat Canyon field were not in production during the entire period. In addition, GREKA incurred significant repair expenses resulting from the El Nino storms in California during February 1998.

         General and administrative expenses increased from $213,213 for 1997 to $455,510 for 1998 primarily as a result of additional staff managing acquired properties.

         Depreciation, depletion and amortization increased from $24,016 for 1997 to $333,468 for 1998 primarily as a result of additional properties.

         The writedown of oil and gas properties of 3,171,485 in 1998 was primarily attributable to the dramatic decrease in oil prices during the fourth quarter of 1998.

         Other expenses  increased  from  $495,823 for 1997 to
$933,244 for 1998. The increase was primarily attributable to legal and consulting fees resulting from GREKA's acquisition and financing efforts related
to  the  1998  Saba   transactions,   the   completion  of  GREKA's   bankruptcy
reorganization, and related SEC reporting requirements.

         The equity in loss of Saba of $586,020 for 1998 was a result of applying the equity method of accounting for the investment in Saba beginning in the fourth quarter of 1998.

         Interest income increased from $11,873 for 1997 to $83,242 for 1998. The increase was primarily attributable to the significant amount of cash which GREKA had at the beginning of 1998 as a result of the private placements of its common stock in the fourth quarter of 1997.

Liquidity and Capital Resources

         The working capital deficit at December 31, 1999 of $10,8956,148 increased from a working capital deficit of $1,827,854 at December 31, 1998. Current assets increased $11,562,166 from $421,807 at December 31, 1998 to $11,983,973 at December 31, 1999 which includes an increase of $847,107 in cash and cash equivalents from $250,212 at December 31, 1998 to $1,097,319 at December 31, 1999. Approximately $4.3 million of refinery raw material and finished product inventory and refinery accounts receivable result from refinery operations. Current liabilities increased from $2,249,661 at December 31, 1998 to $10,491,787 at December 31, 1999, an increase of $8,242,120 The current portion of long term debt increased $4,200,000 during the period. The foregoing changes are a result of the acquisition of Saba and the Company's assumption of the marketing and sales operations of its Santa Maria refinery.

Cash Flows

     The Company's net cash used in operating activities increased from an outflow of $2,293,744 for the year ended December 31, 1998 to an inflow of $2,441,500 for the year ended December 31,1999. Net income for the period, adjusted for non-cash charges, provided $6,390,825 of cash inflow. Changes in other assets and liabilities were responsible for cash outflows of $3,949,235.

     The Company's net cash flows from investing activities decreased from a net outflow of $1,826,546 from the year ended December 31, 1998 to a net inflow of $8,524,116 for the year ended December 31, 1999. This change was primarily attributable to $10,090,950 from the sale of oil and gas property.

     The Company's net cash provided by financing activities decreased from an inflow of $2,051,550 for the year ended December 31, 1998 to an outflow of $3,230,749 for the year ended December 31, 1999. Cash was provided during 1999 from proceeds of the Company's financing facility with BNY/GMAC in the amount of

$22,219,470 and proceeds from the Company's 15% Debenture in the amount of $1 million. Cash was used during 1999 to reduce the Company's obligation to Bank One by $17,115,272.

Capital Expenditures

         The Company's growth is focused on acquisitions that are synergistic with its technology. It is intended that such acquisitions will be achieved concurrent with the closing of adequate financing. Operationally on the current asset base, the Company expects to fund its annual capex of $12.0 million by its cash flow.

     Under the direction of GREKA's management and in accordance with its business strategy, GREKA has improved its liquidity and expects to have low capital requirements. The Company is current on all its interest payments, and has sufficient cash flow for all of its operating and foreseen capital requirements. Further, GREKA intends to achieve the following:

     * Continue to execute an aggressive rework program to return to production existing wells on all properties that have shut-in wells.

     *    Utilize  the  in-house   proprietary  and  cost  effective  horizontal
          drilling technology to enhance production in the Santa Maria Valley area.

     * Continue to acquire assets to enhance the benefit of integrated operations that collectively provide for low cost operating expenses and high cash flow.

GREKA's management also believes that the disposition of non-core assets brings opportunities for cost savings, and other synergies, resulting in improved cash flow potential for the long-term growth of GREKA and of shareholder value. Further, these dispositions give GREKA a stronger consolidated asset base upon which it can rely in securing future financings, both equity and debt. However, there is no assurance that any specific level of cost savings or other synergies will be achieved or that such cost savings or other synergies will be achieved within the time periods contemplated, or that GREKA will be able to secure future financings.

Removal of Modified Opinion

GREKA's independent accountants issued a modified report on April 15, 1999 expressing substantial doubt about GREKA's ability to continue as a going concern as a result of GREKA's acquisition of Saba whose independent accountants issued a modified report in 1998 with respect to Saba's ability to continue as a going concern. On September 16, 1999 GREKA's independent accountants issued a report which reflects the removal of their previously modified opinion concerning their doubt about GREKA's ability to continue as a going concern.

Recent Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective on January 1, 2001, and prescribes accounting and disclosure requirements for derivative instruments and hedging activities. This
pronouncement   is  not  expected  to  affect  GREKA  because  it  has  no  such investments.

Year 2000

          To date, GREKA has not observed any damage to its operations resulting from the Y2K change over.

            GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           At December 31, 1999, the Company's operations were not exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Item 8.    Financial Statements.

         Please see accompanying Index to Financial Statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On February 18, 1999, GREKA engaged Arthur Andersen LLP to replace Bateman & Co., Inc., P.C. as GREKA's independent accountant to audit GREKA 's consolidated financial statements for the year ended December 31, 1998. Bateman & Co., Inc., P.C. was dismissed as GREKA 's independent accountant on the same date. GREKA 's Board of Directors approved the change in GREKA's independent accountant.

         The independent auditor's report of Bateman & Co., Inc., P.C. for GREKA Energy's financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

         During GREKA's two most recent fiscal years and through the date of the dismissal of Bateman & Co., Inc., P.C., GREKA did not have any disagreements with Bateman & Co., Inc., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Information concerning the Directors and Executive Officers of GREKA is hereby incorporated by reference to GREKA's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11.   Executive Compensation

         Information concerning management remuneration is hereby incorporated by reference to GREKA's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management of GREKA is hereby incorporated by reference to GREKA's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 13.   Certain Relationships and Related Transactions

         Information concerning certain relationships and related party transactions is hereby incorporated by reference to GREKA's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

                                     Part IV

Item 14.   Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are furnished as part of this report:


Exhibit No.       Exhibit Description

3.1 Restated Articles of Incorporation of Horizontal Ventures (filed as Exhibit 3A to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 0-20760) and incorporated herein by reference)

3.2 Articles of Amendment to Articles of Incorporation effective March 22, 1999 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 15, 1999 and incorporated herein by reference)

3.3 ByLaws of Horizontal Ventures (incorporated by reference to Exhibit No. 3 to the Horizontal Ventures' Registration Statement (#33-24265-LA)

3.4           Amendment  to Article II of the Bylaws of GREKA  (filed as Exhibit
              3.1 to the GREKA Report on Form 10-Q for the Quarter ended September 30, 1999 and incorporated by reference herein)

10.3 Beaver Lake Resources Corporation March 1997 Re-Financing Agreement (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)

10.4 Office Lease Agreement, 3201 Airpark Drive, Santa Maria, California (filed as Exhibit 10.2 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)

10.6 Preferred Stock Transfer Agreement dated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit 10.1 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.7 Common stock Purchase Agreement dated October 8, 1998 between Horizontal Ventures and Saba (filed as Exhibit 10.2 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.8 Option Agreement dated July 22, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.3 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.9 Promissory Note dated October 6, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.4 to Horizontal Ventures' Quarterly on Form 10-QSB for the quarter ended September 30, 1998 incorporated herein by reference).

10.10 Pledge Agreement dated October 6, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.5 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.11 Promissory Note dated November 4, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.6 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.12 Pledge Agreement dated November 4, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.7 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.15 Amendment to First Amended and Restated Loan Agreement dated September 23, 1996, as amended among Saba et al. And Bank One, Texas NA dated June 9,(filed as Exhibit 10.3 to Saba's Current Report on Form 8-K dated June 16, 1998 (File No. 001-13880) and herein by reference).

10.17 Letter Agreement dated October 8, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.3 to Saba's Current Report on Form 8-K dated October 6, 1998 (File No. 001-138807) and incorporated herein by reference).

10.19 Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the Shareholders of Saba Acquisub, Inc. (filed as
              Exhibit 10.__ to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.20 Agreement to Amend Common stock Purchase Agreement dated December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit

10.85 Amendment No. 1 dated December 15, 1998 to Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the shareholders of Saba Acquisub, Inc. 10.1 to Saba's Current Report on Form 8-K dated December 18, 1998 File No. 001-13880) and incorporated herein by reference).

10.21 Amendment to $1,500,000 Promissory Note (filed as Exhibit 10.86 to the Amendment No. 2 to the Company's Registration Statement filed Form S-4 dated February 19, 1999 and incorporated herein by reference)

10.22 Exchange Agreement between GREKA and RGC International Investors (filed as Exhibit 10.__ to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.23 Secured Convertible Promissory Note (filed as Exhibit 10.__ to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.24         Asset Purchase Agreement dated March 17, 1999 among Sabacol,  Inc.
              and the Omimex Group (filed as Exhibit 10.89 to the GREKA Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated by reference herein).

10.25 First Amendment to Employment Agreement of Randeep S. Grewal effective October 14, 1998 (filed as Exhibit 10.__ to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.26 Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference herein)

10.27 Purchase and Sale Agreement Between Saba of Texas, Inc. and Enervest, L.P. dated April 21, 1999(filed as Exhibit 10.3 to the GREKA Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference herein)

10.28 Agreement for Purchase and Sale of Real Estate dated April 28, 1999 among Pembrooke Calox, Inc., Calox Corporation, and GREKA Energy Corporation (filed as Exhibit 10.4 to the GREKA Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference herein)

10.29 Arrangement Agreement dated June 16, 1999 among GREKA Energy Corporation and Beaver Lake Resources Corporation (filed as
              Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein)

10.30         Forbearance  Agreement  dated April 19, 1999,  First  Amendment To
              Forbearance Agreement dated April 30, 1999, and Amended And Restated Forbearance Agreement dated July 15, 1999 among Bank One, Texas, Saba Petroleum Company and GREKA Energy Corporation (filed as Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 SEC file #0-207670 and incorporated by reference herein)

10.31 Closing Agreement dated June 30, 1999 among Sabacol, Inc. and Omimex Resources, Inc. et al. (filed as Exhibit 4.2 to the GREKA Report on Form 8-K filed July 14, 1999 and incorporated by reference herein)

10.32 Amended and Restated Executive Employment Agreement dated November 3, 1999 among Randeep S. Grewal and GREKA (filed as Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.33 Amendment dated September 24, 1999 to Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.3 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.34 Rights Agreement dated November 3, 1999 (filed as Exhibit 10.4 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

16.1 Letter by Bateman & Co., Inc., P.C., dated February 19, 1999 regarding change in accountants.

21.1          Subsidiaries of GREKA*

23.1          Consent of Arthur Andersen LLP *

23.2 Consent of Bateman & Co., Inc., P.C., Independent Certified Public Accountants, related to the financial statements for GREKA *

23.3          Consent of Netherland, Sewell & Associates, Inc.*

23.4          Consent of Sproule Associates Limited *

27.1          Financial Data Schedule*

* Filed herewith.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREKA ENERGY CORPORATION

  Dated: April 13, 2000           By:/s/ Randeep S. Grewal
                                  ----------------------------------------
                                  Randeep S. Grewal, Chairman of the Board
                                  and Chief Executive Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                Title                         Date


  /s/
  ---------------------
  Randeep S. Grewal        Chairman of the Board of         April 13, 2000
                           Directors and Chief
                           Executive Officer
                           (Principal Executive
                           Officer, Financial Officer
                           and Accounting Officer)

  /s/
  ----------------------
  Dr. Jan F. Holtrop       Director                         April 13, 2000

  /s/
  ----------------------
  Susan M. Whalen          Director                         April 13, 2000

 /s/
  ----------------------
  George C. Andrews        Director                         April 13, 2000

 /s/
  ----------------------
  Dai Vaughan              Director                         April 13, 2000