Form 10-K/A
period 1999-12-31
GREKA ENERGY CORP
filed 2000-04-17
CIK 840402

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-K
                                 Amendment No. 1


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

           Transitional Small Business Disclosure Format (check one).

                               Yes [ ]   No [X]

                                Table of Contents

PART I...................................................................................................4
Item 1.       Description of Business....................................................................4
Item 2.       Description of Property...................................................................18
Item 3.       Legal Proceedings.........................................................................30
Item 4.       Submission of Matters to a Vote of Security Holders.......................................31
PART II.................................................................................................31
Item 5.       Market for Common Equity and Related Stockholder Matters..................................31
Item 6.       Selected Financial Data...................................................................33
Item 7.       Management's Discussion and Analysis of Financial Conditions and Results of Operation.....33
Item 7A.      Quantitative and Qualitative Disclsoures About Market Risk................................37
Item 8.       Financial Statements......................................................................37
Item 9.       Changes  in  and  Disagreements  With  Accountants  on  Accounting  and Financial
              Disclosure................................................................................37
PART III................................................................................................37
Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act.........................................................37
Item 11.      Executive Compensation....................................................................37
Item 12.      Security Ownership of Certain Beneficial Owners and Management............................37
Item 13.      Certain Relationships and Related Transactions............................................37
Part IV.................................................................................................39
Item 14.      Exhibits and Reports on Form 8-K..........................................................39




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


     As of December 31, 1999, the Company had estimated net proved reserves of approximately 14,614 MBOE with a PV-10 value before tax of $73.3 million. During 1999, the Company added an estimated net proved producing reserves of 10,108 MBOE at an average finding cost of $1.81 per BOE. During the period commencing May 1, 1999, when GREKA'S subsidiary assumed full operation of its refinery, the throughput averaged 4,000 BBL per day with the Company's present goal of reaching full plant capacity of 10,000 BBL per day by year end 2001. Of the current throughput, the Company's subsidiaries supply an average of approximately 36%, or 1200 BBL per day, from their production in California, and the subsidiary plans to increase its feed stock to 2,000 BBL per day by December 31, 2000.


           The principal offices of the Company are located at 630 Fifth Avenue, Suite 1501, New York, New York 10111 and its telephone number is (212) 218-4680.

Business Strategy


     GREKA's objective is to build shareholder value through consistent economic growth both in the increased throughput at its asphalt refinery and in the growth of its reserves and production thereby creating an increase in net asset value per share, cash flow per share and earnings per share. Management is focused on a balanced program of low to medium risk exploitation and development of its existing reserves utilizing its low cost horizontal short radius drilling technology licensed from BP Amoco. This is balanced by rapid growth through the acquisition of synergistic businesses such as the Saba acquisition concluded during the first quarter of 1999. All asset and capital investment decisions are measured and ranked by their risk-adjusted impact on per share value.


         GREKA has established a three prong strategy that capitalizes on its asset base to enhance shareholder value as follows:

         Integrated Hedged Operations


     Hedged operations of GREKA are planned to focus on the integration of its subsidiaries' Santa Maria (California) assets, including an asphaltrefinery and interest in heavy oil fields. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing a balance of equity and third party feedstock (heavy oil) into the refinery. The integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) has successfully provided a stable hedge to GREKA on each equity barrel (since June 1999). GREKA's strategy in these integrated assets is two-fold:


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

Divestiture Activities

         Sale of Non-Core Colombian Assets


     In April 1999, a subsidiary of the Company and Omimex Resources, Inc., a privately-held oil and gas company which then operated a substantial portion of Saba's producing properties, entered into an agreement to sell substantially all of the assets of the subsidiary in exchange for consideration of at least $10.0 million consisting of cash, interests in oil and gas producing properties in California, and full release of the related debts. The agreement, which closed in June 1999, provides for the payment of additional consideration to GREKA'S Subsidiary. If the reserves sold at January 1, 1999 when re-evaluated with fourth quarter 1999 prices had certain variances to the calculation done prior to the sale in June 1999, additional consideration is owed to the Company's subsidiary. If the differential were $5 million or less, by March 31, 2000 Omimex had to pay such amount to the subsidiary in cash or, upon non-payment, reassign to the subsidiary the 50% interest in the Velasquez-Galan pipeline in Colombia sold by the subsidiary to Omimex . If the differential were greater than $5 million, the subsidiary has the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets acquired from Omimex. If this option had not been exercised, Omimex would have been obligated to pay the subsidiary $5 million in cash or, upon non-payment, reassign to the subsidiary the Velasquez-Galan pipeline.

     The sale was approved by the bankruptcy court in April 1999, and an order dismissing the subsidiary's bankruptcy case that was filed in 1998 to protect the subsidiary pending the sale of its Colombian assets was entered by the court in August 1999.


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

         Sale of Mid-Continent Assets


     In January 1999, a purchase agreement entered into by Saba to sell all of the outstanding stock of a subsidiary of Saba's, but excluding oil and gas property interests in the Potash Field located in Louisiana for a contract price of $6.25 million was terminated. Concurrently, a purchase and sale agreement was entered into by the subsidiary to sell all of its oil and gas property interests principally located in Louisiana, New Mexico, Texas and Wyoming, excepting Potash Field located in Louisiana, for a contract price of $6.15 million. The agreement, which was scheduled to close in March 1999, provided for an interim closing in February 1999, at which time the buyer was to pay to the subsidairy $1.5 million, In February 1999, the agreement was terminated for buyer's non-performance.

     In April 1999, the same subsidiary entered into an agreement to sell all of its oil and gas property interests at a contract price of $12.5 million to close in June 1999. The agreement terminated in June 1999 for buyer's non-performance. (See Item 3-"Legal Proceedings")

Financing & Debt Restructuring Activities

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

         In July and August 1999, GREKA entered into a term sheet with a majority of the holders of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of GREKA with interest at the rate of 9%, maturing on December 31, 2005 with a right of GREKA to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders of first convert at any time. The conversion price offered by GREKA is 95% of the average closing bid price of GREKA 's common stock for the 30 consecutive trading days of GREKA's common stock ending one day prior to the date notice of conversion is received by GREKA , but in no event less than $8.50 nor greater than $12.50 per share. Assuming full conversion, the minimum and maximum number of shares of GREKA common stock issued would be 286,000 and 420,588, respectively. The Company is acting as the exchange agent for the issuance of new GREKA debentures, the terms of which include that, commencing August 1, 2000, each holder of GREKA's debentures shall have the right upon written notice to GREKA to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Saba debentures were delisted from the American Stock Exchange in August 1999.

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

         In June 1998, the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century or TEA-21 was enacted. The bill is estimated to increase transportation-related expenditures by $850 million a year in California alone over a six fiscal year period beginning
October 1, 1997. This will equate to a 51% increase over previous funding levels. For fiscal 1998 and 1999 funding apportioned to California under this legislation was $2.07 billion and $2.42 billion respectively. The average

California apportionment over the six year period ending in October 2003 is estimated to be $2.50 billion per year or a total of $15 billion. Of this amount, approximately $4.65 billion has been designated for Interstate Maintenance and the National Highway System while another $4.56 billion has been designated for the Surface Transportation and the Congestion Mitigation and Air Quality Improvement programs, which concentrate on state and local roadways. However, while management of GREKA's subsidiary believes it has benefited from and should benefit in the future from such funding increases there can be no guarantee that it will in fact do so in the future.


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

         Management of GREKA believes it hs an advantage over its competition due to its acquired license from BP Amoco of the Short Radius Horizontal Drilling technology, its level of field expertise in applying the patented BP Amoco Short Radius Horizontal Drilling technology and its ability to apply these drilling techniques at a fraction of the cost compared to conventional drilling techniques utilized by the competition. Although, BP Amoco has provided licenses to others, GREKA feels that its strategy to apply the proprietary technology to its own oil and gas properties and to penetrate new niche markets utilizing the proprietary technology is within an entirely different market segment than any of the other licensees who are concentrating on providing contract drilling services to non-owned properties within their respective geographical area. GREKA has not felt any competitive pressure relative to its acquisition strategy focused on the unique application of its niche, short-radius horizontal drilling technology.

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

     There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the petroleum industry. It is impossible to predict what proposals will be enacted and what effect, if any, such proposals would have on GREKA and its subsidiaries.

State and Local Regulation of Drilling and Production


     State  regulatory   authorities  have  established  rules  and  regulations
requiring permits for drilling, drilling bonds and reports concerning operations. The states in which GREKA'S subsidairies operate also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also pro-rate production to the market demand for oil and gas.


Environmental Regulations


     Operations of GREKA are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Such laws and regulations may also restrict air or other pollution resulting from GREKA's operations. Moreover, many commentators believe that the state and federal environmental laws and regulations will become more stringent in the future. For instance, proposed legislation amending the federal Resource Conservation and Recovery Act would reclassify oil and gas production wastes as "hazardous waste". If such legislation were to pass, it could have a significant impact on the operating costs of GREKA , as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, including states in which GREKA'S subsidiaries has operations, and these various initiative could have a similar impact on GREKA.


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

Oil and Gas Producing Properties


         At December 31, 1999, the Company through its wholly owned subsidiaries owned and operated producing properties in 8 states, with its U.S. proved reserves located primarily in two core areas: California and Louisiana which represent approximately 58% and 27%, respectively, of GREKA's proved reserves
(BOE).


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

         Other United States


         Southwest Tatum Field. The Southwest Tatum Field operated by GREKA's subsidiary is located in Lea County, New Mexico. This field was discovered in 1996 through the use of 3-D seismic. There are four different productive horizons in the field, Devonian, Canyon, Cisco, and Wolfcamp. The emphasis is currently focused on increasing production by recompleting the existing wells in the optimum interval. Remaining drilling locations are under study. There are net proved developed reserves of 172 MBO and 225 MMCFG in the field as of December 31, 1999.


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

Oil and Gas Reserves


         GREKA's proved reserves and the estimated present value of future revenues from proved developed and undeveloped oil and gas properties in this document have been estimated by the following independent petroleum engineers. In 1997, 1998 and 1999 Netherland, Sewell & Associates, Inc. prepared reports on GREKA's reserves in the United States and Sproule Associates Limited prepared a report on GREKA's Canadian reserves. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by GREKA. In accordance with the SEC's guidelines, GREKA's estimates of future net revenues from GREKA's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalation. Future net revenues at December 31, 1999, reflect weighted average prices of $17.97 per BOE compared to $8.29 per BOE and $13.13 per BOE as of December 31, 1998 and 1997, respectively. There have been no reserve estimates filed with any other United States federal authority or agency, except that GREKA participates in a Department of Energy annual survey, which includes furnishing reserve estimates of certain of GREKA's properties. The estimates furnished are identical to those included herein with respect to the properties covered by the survey.


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

                                     Estimated Proved Oil and Gas Reserves

                                                   At December 31,
                                         ---------------------------------
                                          1997(1)     1998(1)    1999(1)
                                         ------       ------     ------


Net oil reserves (MBbl)
   Proved developed producing ........       78       1,915       6,608
   Proved developed non-producing ....      153         659         826
   Proved undeveloped ................    2,321       1,732       3,333
                                         ------      ------      ------
    Total proved oil reserves (MBbl) .    2,553       4,336      10,767
                                         ======      ======      ======
Net natural gas reserves (MMcf)
   Proved developed producing ........     --           899       4,134
   Proved developed non-producing ....     --         1,759       5,398
   Proved undeveloped ................     --         2,416      12,005
                                         ------      ------      ------
    Total proved natural gas
      reserves (MMcf) ................     --         5,074      21,536
                                         ======      ======      ======

Total proved reserves (MBOE) .........    2,553       5,242      14,614

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

                                          Estimated Present Value of
                                             Future Net Revenue


                                                At December 31,
                                    -------------------------------------
                                      1997(1)      1998(1)      1999(1)
                                      ----         ----         ----
PV-10 Value                                                 (In thousands)
   Proved developed producing ...   $    71       $ 2,247       $42,516
   Proved developed non-producing       278         2,253         8,977
   Proved undeveloped ...........     4,579         1,473        21,822
                                    -------       -------       -------

      Total .....................   $ 4,927       $ 5,931       $73,315
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

                             Year Ended December 31,

                         --------------------------------
                          1997(1)    1998(1)      1999(1)
                         ------      ------       ------

Production Data:
  Oil (MBbls) ........        2          13         528
  Gas (MMcf) .........       --          --       1,144
    Total (MBOE) .....        2          13         736


Average Sales
  Price Data
  (Per Unit):

  BOE ................   $   12      $    6      $12.46

Selected Data
 per BOE:
  Production costs (2)   $  124      $    9      $ 7.70
  General and
    administrative ...   $  378      $  119      $ 3.63
  Depletion,
    depreciation and
    amortization .....   $   12      $   26      $ 2.94


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

Productive Oil and Gas Wells


     The following table sets forth information at December 31, 1999, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which GREKA through its subsidiaries owned a working interest:


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

Oil and Gas Acreage


     The following table sets forth certain information at December 31, 1999 relating to oil and gas acreage in which GREKA through its subsidiaries owned a working interest:


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

Title to Properties


     Many of GREKA's subsidiaries' oil and gas properties are held in the form of mineral leases, licenses, reservations, concession agreements and similar agreements. In general, these agreements do not convey a fee simple title to
GREKA, but rather, depending upon the jurisdiction in which the apposite property is situated, create lesser interests, varying from a profit a prendre to a determinable interest in the minerals. In some jurisdictions, notably non-U.S. jurisdictions, GREKA's subsidiaries' interest is only a contractual relationship and bestows no interest in the oil or gas in place. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. GREKA believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves. Because most of GREKA's oil and gas leases require continuous production beyond the primary term, it is always possible that a cessation of producing or operating activities could result in the loss of a lease. Assignments of interest to and/or from GREKA'S subsidiaries may not be publicly recorded.

     From time to time, substantially all of GREKA's properties, including its stock in its Subsidiaries, are hypothecated to secure GREKA's current and future indebtedness. GREKA's subsidiaries' working interest in properties may be subject to lienholders by non-payment. In the event of GREKA's non-payment or untimely payment of its obligations, GREKA expects liens to be filed against its assets and to be subject to lawsuits. Oil and gas leases in which GREKA'S subsidiaries have an interest may be deficient, require ratifications and be subject to action by GREKAsubsidiaries.


Average Sales Price and Production Cost

         The following table sets forth information concerning average per unit sales price and production cost for GREKA's oil and gas production for the periods indicated:

                                    Year Ended December 31,
                               --------------------------------
                               1997          1998          1999
                               ----          ----          ----
Average sales price per BOE:
  Integrated Ops...........    $ 11           $6          $10.82
  E&P Americas.............      19            -           13.82
  Combined.................      12            6           12.46

Average production cost per BOE:
  Integrated Ops..             $109           $9          $ 7.96
  E&P Americas.............     109            -            7.48
  Combined.................     109            9            7.70



Asphalt Refinery


     GREKA owns an asphalt refinery in Santa Barbara County, California through a wholy owned subsidiary. The refinery is a fully self-contained plant with steam generation, mechanical shops, control rooms, office, laboratory, emulsion plant and related facilities, and is staffed with a total of 23 operating, maintenance, laboratory and administrative personnel. Crude oil is delivered to the refinery by truck to crude oil storage consisting of one 27,000 Bbl tank and two 40,000 Bbl tanks. Crude oil processing equipment consists of a conventional pre-flash tower, an atmospheric distillation tower, strippers and a vacuum fractionation tower. The refinery has truck and rail loading facilities, including some capability of tank car unloading.


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

Real Estate Activities


     GREKA'S subsidiaries from time to time purchased real estate in conjunction with their acquisition of oil and gas and refining properties in California and plan to continue this practice. At December 31, 1999, the Company owned through its subsidiaries approximately 2,500 acres in Santa Barbara County, California and approximately 6 acres in Orange County, California. GREKA has used a portion of its real estate holdings for agricultural purposes. GREKA plans to retain some of these real estate holdings for asset appreciation which may include developmental activities at a future date.


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

Item 3.    Legal Proceedings


Enervest LP v. Saba of Texas, Inc. (Case No. 1999-30673, 152nd Judicial District Court of Harris County, Texas, June 1999) Enervest filed an action claiming that the Company's subsidiary breached the agreement between the parties for failing to close the sale of its interests in certain oil and gas properties. In accordance with the agreement, Enervest deposited earnest money in the amount of $1.25 million to a jointly controlled account to assure Enervest's performance of the agreement. Enervest further seeks the court's declaration that it is entitled to the deposit. In July 1999, the Company's subsidiary filed a counterclaim against Enervest for damages incurred as a result of Enervest's breach of the agreement by failing to close the sale. While the subsidiary plans to vigorously defend all claims asserted by Enervest and to aggressively pursue all counter and third party claims, the matter is in its discovery stage.


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

Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles County, February 2000). GREKA's subsidiary, filed an action against Omimex Resources, Inc. and its subsidiaries seeking an order directing rescission of an asset purchase agreement effective January 1, 1999 or, alternatively, directing specific performance of the agreement by Omimex. The Company's subsidiary alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. While the subsidiary plans to vigorously pursue all claims against Omimex and defend all counter-allegations, the litigation is in its preliminary discovery stages.

     From time to time, the Company and its subsidiaries are a named party in legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial condition or results of operations.


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

                                                 Bid
                                           Low        High
                Quarter Ended
                March 31, 1998           12.00       14.75
                June 30, 1998           8.0625       10.00
                September 30, 1998        7.25        9.25
                December 31, 1998        8.813      14.938
                March 31, 1999           4.875       10.50
                June 30, 1999            6.375       9.125
                September 30, 1999         7.0        13.5
                December 31, 1999          7.5        12.0

         On April 13, 2000 there were approximately 879 registered holders of GREKA's common stock. Based on a broker count, GREKA believes at least an additional 5,861 persons are shareholders with street name positions.


         Holders of GREKA common stock are entitled to receive such dividends as may be declared by GREKA board of directors. GREKA has not yet paid any dividends, and the board of directors of GREKA presently intends to pursue a policy of retaining earnings, if any, for use in GREKA's operations and to finance expansion of its business. With respect to GREKA's common stock, the declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the GREKA board of directors in light of conditions then existing, including GREKA earnings, financial condition, capital requirements and other factors.

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

                                                                Years Ended December 31,
                                                                ------------------------
                                                1999         1998         1997         1996          1995
                                                ----         ----         ----         ----          ----
                                                          (In thousands, except per share data)
Income Statement Data:


Sales                                         $29,138      $   146       $   212      $   604      $     -

Production and Product Costs                  $17,821      $   121       $   248      $   367      $     -

General and administrative                    $ 3,205      $ 1,542       $   756      $   575      $   474

Depletion, depreciation &
  amortization                                $ 3,024      $   333       $    24       $   19      $    17

Interest Expense                              $ 1,860      $    32       $    25       $   35      $    17

Other Income(Expense) Net                     $(1,696)     $  (526)      $   (34)      $   15      $     2

Minority Interest                             $    20      $     -       $     -       $    -      $     -

Income tax (expense) benefit                  $   (46)     $     -       $     -       $    -      $     -

Equity in Earnings/Loss of Saba

  (pre-acquisition)                           $   569      $   586       $     -       $    -      $     -

Net income(loss)                              $ 3,367      $(5,548)      $  (851)      $ (377)     $  (423)

Income (loss) per common share:

Basic net income(loss) per share              $  0.84      $ (3.42)      $ (1.44)      $(4.70)     $   n/a

Cash dividend per share                       $     -      $     -       $     -       $    -      $     -
Basic weighted average common
  shares outstanding                            4,003        1,621           591           80      $   n/a
Diluted weighted average common
  shares outstanding                            4,575        1,621           591           80      $   n/a

Balance Sheet Data (end of period):

Working Capital                              $(14,176)     $(1,828)      $ 3,133      $   276      $   (15)
Net property and equipment                    $70,287      $   926       $ 6,795      $   735      $     0
Total assets                                  $84,214      $20,807       $10,803      $   901      $    68
Long-term obligations                         $15,696      $    53       $    77      $   541      $    25
Total stockholders' equity                    $33,378      $18,505       $ 9,095      $   (10)     $    (3)



Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation

Overview

         In view of significant material changes to GREKA during 1998, the acquisition of Saba in March 1999, and assumption of full operations related to the asphalt refinery, management believes that the financial condition and results of operations of GREKA reported for periods prior to those herein are not indicative of the future financial condition and results of operations of GREKA. As a consequence of GREKA's subsidiary's assumption of full operations at its refinery in May 1999, the Company has been reporting 100% of the revenue and net income resulting from operations in contrast to recognition prior to May 1999 of only 50% of the net profit resulting from the same operations. Saba's 1998 financial statements are not consolidated with GREKA's 1998 financial statements since the acquisition had not been consummated by December 31, 1998. Furthermore, in accordance with the accounting rules for reverse mergers, the GREKA statements of operations are not reflective of the combined revenues from the September 1997 merger of Petro Union and Horizontal Ventures on an annualized basis but rather reflect the combined income from the merger date.

         Current management was appointed in September 1997 and spent the balance of the year re-structuring, re-capitalizing, and completing mergers and acquisitions that all were part of a specific and focused strategy. Management has established a clear directive to focus on capitalizing on its experience with the low cost horizontal drilling technology patented by Amoco and thereafter licensed to GREKA. It is the intent of management to become a leader in applying this horizontal drilling technology and exploiting declining production wells on properties such as Saba's which have been acquired by GREKA.


         During the latter of part of 1998 and early 1999, management of GREKA was primarily focused on the acquisition of Saba and considerable expenses were incurred in connection with the Saba transactions in the fourth quarter of 1998 and the first quarter of 1999. Due to the significance to GREKA of the Saba acquisition, GREKA's management and staff devoted a substantial amount of time and effort to the acquisition. GREKA has already executed, and continues to execute, an aggressive rework program to return to production existing wells on all properties that had wells shut-in for over eighteen months.


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


Results of Operations


Comparison of Years Ended December 31, 1999 and 1998

     Revenues increased from $145,813 for 1998 to $29,137,810 for 1999 primarily as a result of acquisitions and restructuring of assets.


     Production costs increased from $121,016 for 1998 to $17,820,620 for 1999 primarily as a result of significantly larger asset base of operations.

     General and administrative expenses increased from $1,541,789 for 1998 to $3,205,276 for 1999 primarily as a result of significantly larger asset base of operations.

     Depreciation, depletion and amortization increased from $333,468 for 1998 to $3,023,783 for 1999 primarily as a result of significantly larger asset base of operations.

     Interest expense increased from $32,145 for 1998 to $1,859,688 for 1999 primarily as a result of higher debt as a result of acquisitions.


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


     General and administrative expenses increased from $756,357 for 1997 to $1,541,789 for 1998 primarily as a result of additional staff managing acquired properties.


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

Liquidity and Capital Resources


     The working capital deficit at December 31, 1999 of $14,175,635 increased from a working capital deficit of $1,827,854 at December 31, 1998. Current assets increased $11,562,166 from $421,807 at December 31, 1998 to $11,983,973 at December 31, 1999 which includes a decrease of $152,932 in cash and cash equivalents from $250,212 at December 31, 1998 to $97,319 at December 31, 1999. Approximately $6.2 million of refinery raw material and finished product inventory and refinery accounts receivable result from refinery operations. Current liabilities increased from $2,249,661 at December 31, 1998 to $26,159,608 at December 31, 1999, an increase of $23,909,947. The current portion of long term debt increased $11,159,958 during the period. The foregoing changes are a result of the acquisition of Saba and the Company's assumption of the marketing and sales operations of its Santa Maria refinery.


Cash Flows


     Cash used in operations improved from an outflow of $2,293,744 for the year ended December 31, 1998 to an outflow of $401,150 for the year ended December 31,1999. Net income for the period, adjusted for non-cash charges, provided $7,073,686 of cash inflow.

     The Company's net cash flows from investing activities decreased from a net outflow of $1,826,546 for the year ended December 31, 1998 to a net outflow of $788,351 for the year ended December 31, 1999. This change was primarily attributable to the cash outflow in the prior year to acquire the investment in Saba.

     The Company's net cash provided by financing activities decreased from an inflow of $2,051,550 for the year ended December 31, 1998 to $1,036,608 for the year ended December 31, 1999. Cash was provided during 1999 from proceeds of the Company's financing facility with BNY/GMAC in the amount of $22,219,470 and from the Company's 15% Debenture in the amount of $1 million. Cash was used during 1999 to reduce the Company's obligation to Bank One by $17,115,272.


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

10.1 First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.1 to Saba's quarterly report on Form 10-QSB for the quarter ended September 30, 1996 (File No. 001-13880) and incorporated herein by reference)

10.2 Amendment Number One to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.20 to Saba's annual report on Form 10-KSB for the year ended December 31, 1996 (File No. 1-12322) and incorporated herein by reference)

10.3 Amendment Number Two to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.1 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)

10.4 Amendment Number Three to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.2 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)

10.5 Amendment Number Four to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10 to Saba's Current Report on Form 8-K filed September 24, 1997 (File No. 001-13880) and incorporated herein by reference)

10.6 Corrections relating to Second Amendment dated August 28, 1997, and Fourth Amendment dated September 9, 1997 to the First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.4 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)

10.7 Amendment Number Five to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (filed as Exhibit 10.4 to Saba's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

10.8 Consent Letter to Preferred Stock Transaction by Bank One, Texas, N.A. dated December 31, 1997 (filed as Exhibit 10.2 to Saba's Current Report on Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

10.9 Amendment of the First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A., dated December 31, 1997 (filed as
          Exhibit 10.3 to Saba's Report Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

10.10 Amendment Number Seven to First Amended and Restated Loan Agreement between Saba and Bank One, Texas, N.A. (Filed as Exhibit 10.21 to Saba's annual report on Form 10-K for the year ended December 31, 1997 (File No. 001-13880) and incorporated herein by reference)

10.11 Production Sharing Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Nagara (Pertamina) and Saba Jatiluhur Limited (filed as
          Exhibit 10.5 to Saba's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-13880) and incorporated herein by reference)

10.12     Securities  Purchase  Agreement  dated  December  31,  1997  (filed as
          Exhibit 10.1 to Saba's Report Form 8-K filed January 15, 1998 (File No. 001-13880) and incorporated herein by reference)

10.13 Amendment to Promissory Notes dated January 20, 2000 between Greka and International Publishing Holding, Inc.*

10.14 Beaver Lake Resources Corporation March 1997 Re-Financing Agreement (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)

10.15 Preferred Stock Transfer Agreement dated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit 10.1 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.16 Common stock Purchase Agreement dated October 8, 1998 between Horizontal Ventures and Saba (filed as Exhibit 10.2 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.17 Option Agreement dated July 22, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.3 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.18 Promissory Note dated October 6, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.4 to Horizontal Ventures' Quarterly on Form 10-QSB for the quarter ended September 30, 1998 incorporated herein by reference).

10.19 Pledge Agreement dated October 6, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.5 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.20 Promissory Note dated November 4, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.6 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.21 Pledge Agreement dated November 4, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.7 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.22 Amendment to First Amended and Restated Loan Agreement dated September 23, 1996, as amended among Saba et al. And Bank One, Texas NA dated June 9,(filed as Exhibit 10.3 to Saba's Current Report on Form 8-K dated June 16, 1998 (File No. 001-13880) and herein by reference).

10.23 Letter Agreement dated October 8, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.3 to Saba's Current Report on Form 8-K dated October 6, 1998 (File No. 001-138807) and incorporated herein by reference).

10.24 Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the Shareholders of Saba Acquisub, Inc. (filed as
              Exhibit 10.85 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.25 Agreement to Amend Common stock Purchase Agreement dated December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit
              10.84 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.26 Amendment No. 1 dated December 15, 1998 to Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the shareholders of Saba Acquisub, Inc. 10.1 to Saba's Current Report on Form 8-K dated December 18, 1998 File No. 001-13880) and incorporated herein by reference).

10.27 Amendment to $1,500,000 Promissory Note (filed as Exhibit 10.86 to the Amendment No. 2 to the Company's Registration Statement filed Form S-4 dated February 19, 1999 and incorporated herein by reference)

10.28 Exchange Agreement between GREKA and RGC International Investors (filed as Exhibit 10.87 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.29 Secured Convertible Promissory Note (filed as Exhibit 10.88 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.30         Asset Purchase Agreement dated March 17, 1999 among Sabacol,  Inc.
              and the Omimex Group (filed as Exhibit 10.89 to the GREKA Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated by reference herein).

10.31 Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference herein)

10.32 Arrangement Agreement dated June 16, 1999 among GREKA Energy Corporation and Beaver Lake Resources Corporation (filed as
              Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein)

10.33         Forbearance  Agreement  dated April 19, 1999,  First  Amendment To
              Forbearance Agreement dated April 30, 1999, and Amended And Restated Forbearance Agreement dated July 15, 1999 among Bank One, Texas, Saba Petroleum Company and GREKA Energy Corporation (filed as Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 SEC file #0-207670 and incorporated by reference herein)

10.34 Closing Agreement dated June 30, 1999 among Sabacol, Inc. and Omimex Resources, Inc. et al. (filed as Exhibit 4.2 to the GREKA Report on Form 8-K filed July 14, 1999 and incorporated by reference herein)

10.35 Amended and Restated Executive Employment Agreement dated November 3, 1999 among Randeep S. Grewal and GREKA (filed as Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.36 Amendment dated September 24, 1999 to Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.3 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.37 Rights Agreement dated November 3, 1999 (filed as Exhibit 10.4 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)


16.1 Letter by Bateman & Co., Inc., P.C., dated February 19, 1999 regarding change in accountants.

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

       Signature                Title                         Date


  /s/Randeep S. Grewal
  ---------------------
  Randeep S. Grewal        Chairman of the Board of         April 13, 2000
                           Directors and Chief
                           Executive Officer
                           (Principal Executive
                           Officer, Financial Officer
                           and Accounting Officer)

  /s/ Dr. Jan F. Holtrop
  ----------------------
  Dr. Jan F. Holtrop       Director                         April 13, 2000

  /s/Susan M. Whalen
  ----------------------
  Susan M. Whalen          Director                         April 13, 2000

 /s/George C. Andrews
  ----------------------
  George C. Andrews        Director                         April 13, 2000

 /s/Dai Vaughan
  ----------------------
  Dai Vaughan              Director                         April 13, 2000

                            GREKA ENERGY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                         REQUIRED BY ITEM 8 AND ITEM 14

                                                                    Page

Financial Statements of GREKA Energy Corporation


Report of Independent Public Accountants.............................F-2
Independent Auditors' Report.........................................F-3
Consolidated Balance Sheet as of December 31, 1999 and 1998..........F-4
Consolidated Statements of Operations for each of the
  three years ended December 31, 1999 ...............................F-5
Consolidated Statements of Stockholders' Equity for each
  of the three years ended December 31, 1999 ....................... F-6
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1999 .....................................F-8
Notes to Consolidated Financial Statements...........................F-9
Schedule II - Valuation and Qualifying Accounts
  for the three years ended December 31, 1999........................F-28


All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

                    Report of Independent Public Accountants

To the Shareholders of GREKA Energy Corporation:


We have audited the accompanying consolidated balance sheets of GREKA Energy Corporation (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements and Schedule II Valuation and Qualifying Accounts are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREKA Energy Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
New York, New York

April 14, 2000

Bateman & Co., Inc. P.C.                                      S. Briardale Court
Certified Public Accountants                              Houston, TX 77027-2094

                                 (713) 552-9800
                               Fax (713) 552-9700
                             www.batemanhouston.com

                          INDEPENDENT AUDITOR'S REPORT

To The Stockholders and Board of Directors
GREKA Energy Corporation, Inc.


We have audited the consolidated statement of operations, owner's equity (deficit), and cash flow of GREKA Energy Corporation, formerly known as Petro Union, Inc. (a Colorado corporation), dba Horizontal Ventures, Inc. for the year ended December 31, 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in owner's equity and cash flows of GREKA Energy Corporation as of December 31, 1997, and the results of its operations cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ BATEMAN & CO., INC., P.C.
Houston, Texas
April 14, 1998

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               As of December 31,

                                     ASSETS

Current Assets                                                1999            1998
                                                          ------------    ------------
        Cash and equivalents ..........................   $     97,319    $    250,212
        Restricted cash................................      1,000,000               -
        Accounts receivable trade, net of allowance for
          doubtfull accounts of $1,343,852 (1999)
          and $74,000 (1998)...........................      4,681,823          20,807
        Inventories ...................................      4,253,277            --
        Other current assets ..........................      1,951,554         150,788
                                                          ------------    ------------
                 Total Current Assets .................     11,983,973         421,807
                                                          ------------    ------------
Property and Equipment

        Investment in limestone property, at cost .....      3,675,973       3,500,000
        Oil and gas properties (full cost method) .....     29,653,061       3,445,816
        Land ..........................................     17,210,814          85,814
        Plant and equipment ...........................     26,875,661       1,475,661
                                                          ============    ============
                                                            77,415,509       8,507,291

        Less accumulated depletion, depreciation and
          amortization ................................     (7,128,995)     (4,081,340)
                                                          ------------    ------------
Property and Equipment Net ............................     70,286,514       4,425,951
Other Assets
        Investment in Saba Petroleum Company ..........           --        15,804,110
        Other .........................................      1,943,196         154,937
                                                          ------------    ------------
                 Total Other Assets ...................      1,943,196      15,959,047
                                                          ------------    ------------
                                                          $ 84,213,683    $ 20,806,805
                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                   1999             1998
                                                                  ------------    ------------
        Accounts payable and accrued expenses .................   $  8,235,627    $    236,323
        Current maturities of long term notes and notes payable     13,173,296      2,013,338
        Short term borrowing ..................................      4,750,685            --
                                                                  ------------   ------------
                 Total Current Liabilities ....................     26,159,608       2,249,661

Long term debt, net of current portion ........................     15,695,825          52,634

Other Liabilities .............................................      8,979,927
Commitments and contingencies .................................           --              --

Stockholders' Equity

        Common Stock, no par value, 50,000,000 shares
          authorized, 4,339,940 (1999) and 2,910,908 (1998)
          shares issued and outstanding........................     37,261,043     25,735,019
        Accumulated comprehensive income ......................        (19,243)           --
        Accumulated deficit ...................................     (3,863,477)    (7,230,509)
                                                                  ------------   ------------

        Total Stockholders' Equity ............................     33,378,323     18,504,510
                                                                  ------------   ------------
                                                                  $ 84,213,683   $ 20,806,805
                                                                  ============   ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                         For The Years Ended December 31,


                                                          1999            1998             1997
                                                      ------------    ------------    ------------
Revenues ...........................................  $ 29,137,810    $    145,813    $    211,696
                                                      ------------    ------------    ------------
Costs and Expenses

        Operating Costs ............................    17,820,620         121,016         247,979
        General and Administration .................     3,205,276       1,541,789         756,357
        Depreciation, depletion and ................     3,023,783         333,468          24,016
        Writedown of oil and gas properties ........          --         3,171,485            --
                                                      ------------    ------------    ------------
Total Costs and expenses ...........................    24,049,679       5,167,758       1,028,352
                                                      ------------    ------------    ------------
Operating Income (loss) ............................     5,088,131      (5,021,945)       (816,656)

Other income (expense)
        Equity in loss of Saba .....................      (568,751)       (586,020)           --
        Interest income ............................          --            83,242          11,873
        Interest expense ...........................    (1,859,688)        (32,145)        (25,271)
        Other, net .................................       732,723           9,223         (21,062)
                                                      ------------    ------------    ------------
                 Other Income (expense), net .......    (1,695,716)       (525,700)        (34,460)

Minority Interest in loss of consolidated
        subsidiary .................................        20,617            --              --
                                                      ------------    ------------    ------------
Income (loss) before income taxes ..................     3,413,032      (5,547,645)       (851,116)
Provision for income tax ...........................        46,000            --              --
                                                      ------------    ------------    ------------
Net Income (Loss) ..................................  $  3,367,032    $ (5,547,645)   $   (851,116)
                                                      ------------    ------------    ------------

Other Comprehensive (Loss) .........................       (19,243)           --              --
                                                      ============    ============    ============

Comprehensive Income (Loss) ........................  $  3,347,789    $ (5,547,645)   $   (851,116)
                                                      ============    ============    ============
Net Income (Loss) per Share - Basic ................  $       0.84    $      (3.42)   $      (1.44)
                                                      ============    ============    ============
Net Income(Loss) per Share - Diluted ...............  $       0.76    $      (3.42)   $      (1.44)
                                                      ============    ============    ============
Weighted average number of shares outstanding ......     4,002,917       1,621,483         591,053
                                                      ============    ============    ============


   The accompanying notes are an integral part of these financial statements



                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
               For Each of the Three Years Ended December 31, 1999


                                                            Common Stock            Series A Preferred Stock
                                                         Shares        Amount         Shares         Amount
                                                      -----------   -----------    -----------    -----------
Balance December 31, 1996 .........................        3,690        $    37
Stock issued for services...................              30,000            300

Stock issued in exchange for subordinated
  debentures, and net assets of limited partnership       725,770         7,258           --             --
Stock issued for cash .............................          --            --        3,000,000         30,000
                                                      -----------   -----------    -----------    -----------
Balance prior to reverse merger with Petro Union,
  Inc .............................................       759,460         7,595      3,000,000         30,000
Effect of reverse merger with Petro Union, Inc. ...       240,805     6,174,675     (3,000,000)       (30,000)
Stock issued for cash in Reg "S" offerings ........       552,740     5,801,518           --             --
Less, related offering costs ......................          --        (454,837)          --             --
Issuance of stock to retire note payable to
   related parties ................................         6,108        59,122           --             --
Net Loss ..........................................          --            --             --             --
                                                      -----------   -----------    -----------    -----------
Balance, December 31, 1997 ........................     1,558,843    11,588,073           --             --
Stock issued for cash in Reg "S" offering, net ....        12,145        84,446           --             --

Issuance of stock to purchase shares of Saba
  Petroleum .......................................     1,340,000    14,062,500           --             --

Net loss ..........................................            --            --           --             --
                                                      -----------   -----------    -----------    -----------
Balance, December 31, 1998 ........................     2,910,988    25,735,019           --             --

Issuance of stock for acquisition of Saba .........     1,233,738     9,869,904           --             --

Issuance of stock for acquisition of Beaver Lake
  minority interests ..............................        67,597       506,978           --             --

Other issuances, net ..............................       127,617     1,149,142           --             --

Net income.........................................            --            --           --             --

Other comprehensive loss ..........................            --            --           --             --

Balance, December 31, 1999 ........................     4,339,940   $37,261,043           --             --




   The accompanying notes are an integral part of these financial statements.


                            GREKA ENERGY CORPORATION
                 Consolidated Statements of Stockholders' Equity
                 For The Years Ended December 31, 1999 and 1998
                                   (Continued)


                                                                                  Capital
                                                 Capital In                     Contributed
                                               Excess of Par    Accumulated     by Limited
                                                   Value          Deficit        Partners         Total
                                               ------------    ------------    ------------    ------------
Balance, December 31, 1996 .................   $      3,445    $  (831,748)    $   818,000     $   (10,266)
Stock issued for services ..................             --             --              --             300
Stock issued in exchange for subordinated
  convertibel debentures, and not assets
   of limited parternership ...............       1,398,831             --        (818,000)        588,089
Stock issued for cash .....................         570,000             --             --          600,000
                                               ------------    ------------    ------------   ------------
Balance prior to reverse merger with
   Petro Union, Inc. ......................       1,972,276        (831,748)           --        1,178,123
Effect of reverse merger with .............
   Petro Union, Inc. ......................      (1,972,276)             --            --        4,172,399
Stock issued for cash in Reg. "S" offerings.             --              --            --     $  5,801,518
Loss, related offering costs                             --              --            --         (454,837)
Issuance of stock to purchase shares of Saba
   Petroleum Company .......................      1,340,000      14,062,500            --               --
Net loss ...................................             --              --            --               --
Balance, December 31, 1998 .................      2,910,988    $ 25,735,019            --      $        --

Issuance of stock to retire note payable to
   related party ..............................          --             --             --           59,122
Net loss ......................................          --        851,116)            --         (851,116)
                                                -----------    -----------    ------------    ------------
Balance, December 31, 1997 ....................          --      1,682,864)            --        9,905,209
                                                -----------    -----------    ------------    ------------
Stock issued for cash in Reg. "S" offering, net          --             --             --           84,446
Issuance of stock to purchase shares of Saba
Petroleum Co. .................................          --             --             --       14,062,500
Net Loss ......................................          --      5,547,645)            --       (5,547,645)
                                                -----------    -----------   ------------     ------------
Balance as of December 31, 1998 ...............          --     (7,230,509)            --       18,504,510
                                                -----------    -----------   ------------     ------------
Issuance of stock for acquisition of Saba.......         --             --             --        9,869,904
Issuance of stock for acquisition of Beaver
  Lake minority interest .......................         --             --             --          506,978
Other issuances, net ...........................         --             --             --        1,149,142
Net income .....................................         --      3,367,032             --        3,367,032
Other comprehensive loss .......................         --             --        (19,243)         (19,243)
                                                ------------   -----------   ------------      ------------
Balance, December 31, 1998 ..................... $       --    $(3,863,477)  $    (19,243)    $ 33,378,323




   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For Each of the Three Years Ended December 31,

                                                    1999             1998            1997
                                               ------------    ------------    ------------
Cash Flow operating activities: ............             --              --              --
 Net Income (loss) .........................   $  3,367,032    $ (5,547,645)   $   (851,116)
 Adjustments to reconcile net income
      (loss) to net cash used in operations:
 Depreciation, depletion, and
  Amortization .............................      3,023,788         333,468         177,426
 Writedown of oil and gas properties .......             --       3,171,485              --
 (Gain) loss on sale of assets .............             --          (9,223)         21,062
 Equity in net loss of Saba ................        553,483         586,020              --
 Stock and partners' capital issued
  for services .............................             --              --             300
Compensation expense attributable to
  the issuance of Common Stock .............        150,000              --              --
(Increase) decrease in accounts
  receivable ...............................     (1,101,994)         (3,626)         66,040
(Increase) Accounts receivables, other .....     (5,126,741)       (147,355)            520
(Increase) in inventory and other current
  assets ...................................        (66,310)       (114,646)             --
Increase (decrease) in accounts
  payable and accrued expenses .............      (1,179,791)       (562,222)       136,716
Minority Interest in (loss) of
  Consolidated subsidiary ..................        (20,617)             --              --
                                                ------------    ------------    ------------
Net cash used in
  operating activities .....................       (401,150)      (2,293,744)       (449,052)
                                                ------------    ------------    ------------
Cash flow from investing activities:
 Decrease (increase) in time deposits
  and funds held in escrow .................           --         1,613,695      (1,613,695)
 Purchases of property and equipment .......     (2,091,735)     (1,168,519)     (1,502,462)
 Proceeds from sale of property and
  Equipment ................................        915,000          55,908          55,181
 (Increase) decrease in deposits and
  prepayments ..............................             --              --           1,286
 Acquisition of Saba common and
  preferred shares .........................             --      (2,327,630)             --
 cash aquired in Saba aquisition............        444,764              --              --
Other ......................................        (56,380)             --              --
                                               ------------    ------------    ------------
Net Cash (used) in investing activities ....       (788,351)     (1,826,546)     (3,059,690)
Cash flows from financing activities:
 Repayments of Notes Payable ...............    (28,098,901)        (32,896)       (206,084)
 Proceeds of loans from affiliates .........     25,317,293       2,000,000          59,122
 Decrease in customer payments
  received in advance ......................             --              --         (30,000)
Net increase in Revolver Loan ..............      4,443,216              --              --
Payment of financing costs .................       (625,000)
Proceeds from sale of stock, net of
 expenses ..................................             --          84,446       5,946,681
Other ......................................             --              --          51,517
                                               ------------    ------------    ------------
Net Cash provided by financing activities ..      1,036,608       2,051,550       5,821,236
                                               ------------    ------------    ------------
Net increase (decrease) in cash and
 cash equivalents ..........................       (152,893)     (2,068,740)      2,312,494
Cash and cash equivalents:
 Beginning of period .......................        250,212       2,318,952           6,458
                                               ------------    ------------    ------------
End of period ..............................   $     97,319    $    250,212    $  2,318,952
                                               ============    ============    ============
Non-cash financing and investing activities:
 Stock issued for services .................   $   (180,000)             --    $        300
 Stock issued for subordinated
  convertible debentures ...................             --              --         433,231
 Stock issued for net assets of
  limited partnership ......................             --              --         972,858
 Stock issued in satisfaction of
  note payable .............................             --              --          59,122
 Stock issued for acquisition of
   investment in Saba Petroleum Co. ........      9,869,904      14,062,500              --
 Property and equipment acquired by
  issuance of notes payable ................             --              --         500,000
 Property and equipment acquired in
  reverse merger with Petro Union,
  Inc., net of debt assumed ................             --              --       4,120,882
Stock issued for acquisition of Beaver Lake
  minority interest.........................        506,978              --              --
Supplementary cash flow data:
 Interest paid .............................      1,719,688          20,562          26,324
 Income taxes paid .........................             --              --              --


   The accompanying notes are an integral part of these financial statements.

                            GREKA Energy Corporation
                   Notes to Consolidated Financial Statements

                                December 31, 1999


NOTE 1 - DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS

         GREKA Energy Corporation, a Colorado corporation ("GREKA" or the "Company") is an independent integrated energy company committed to creating shareholder value by capitalizing on consistent cash flow hedged from oil price fluctuations within integrated operations, exploiting E&P opportunities and penetrating new niche markets utilizing proprietary technology with an emphasis on low cost short radius horizontal drilling technology patented by BP Amoco and licensed to GREKA. GREKA has oil and gas production, exploration and development activities in North America and the Far East, with primary areas of activity in California, Louisiana, and China. In addition, GREKA owns and operates an asphalt refinery in California through a wholly-owned subsidiary.

Business Strategy

           GREKA's objective is to build shareholder value through consistent economic growth both in the increased throughput at its asphalt refinery and in the growth of its reserves and production thereby creating an increase in net asset value per share, cash flow per share and earnings per share. Management is focused on a balanced program of low to medium risk exploitation and development of its existing reserves utilizing its low cost horizontal short radius drilling technology licensed from BP Amoco. This is balanced by rapid growth through the acquisition of synergistic businesses such as the Saba Petroleum Company ("Saba") acquisition concluded during the first quarter of 1999. All asset and capital investment decisions are measured and ranked by their risk-adjusted impact on per share value.

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

The two actions are targeted to increase throughput into the refinery from the highest rate during 1999 of approximately 4,500 barrels per day to 10,000 barrels per day by year end 2001. It is anticipated that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using the equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA's shareholders.

         Exploitation, Exploration & Production

         GREKA is focusing on return to production ("RTP") work that had been ignored by Saba. Such RTP is expected to enhance the current production levels and capitalize on current oil prices. GREKA plans to capitalize on its existing portfolio of domestic and international exploitation and exploration projects that are synergistic with GREKA's BP Amoco Horizontal Drilling Technology. GREKA plans to specifically focus on its existing concessions in strategic locations, such as China, where GREKA believes there is a significant, long-term demand for energy and a niche advantage for the Company.

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

Business Development of GREKA

         GREKA Energy Corporation was formed in 1988 as a Colorado corporation under the name of Kiwi III, Ltd. On May 13, 1996, GREKA, then known as Petro Union, Inc., filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code. Current GREKA management acquired Petro Union, Inc. and simultaneously procured on August 28, 1997, an order confirming Petro Union's First Amended Plan of Reorganization from the Bankruptcy Court for the Southern District of Indiana. The bankruptcy court approved the final accounting and closed the bankruptcy proceedings on March 26, 1998.

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

         On March 22, 1999, the Company, then known as Horizontal Ventures, Inc., changed its name to GREKA Energy Corporation. Effective March 24, 1999, GREKA acquired Saba as a wholly owned subsidiary.

         Immediately subsequent to the completion of the acquisition, management commenced its strategy to reverse the decline in value of the Saba assets which resulted in the following material events:

o In May 1999, the Company's subsidiary assumed full operation of its asphalt refinery which significantly increased, and is expected to continue to increase, operating cash flows.

o Also in May 1999, the Company's subsidiaries secured financing with a new bank, BNY Financial Corporation ("BNY"), for $11 million which was later increased to $12 million in September 1999.

o Further in May 1999, the Company's subsidiary paid $6 million to Bank One Texas, N.A. ("Bank One") to reduce the debt owed by Saba which was in default since 1998.

o In June 1999, the Company's subsidiary sold its non-core assets in Colombia, further reducing its debt by $10 million while maintaining upside potential through either a repurchase option which has recently been exercised or a court order directing rescission of the sale.

o In July 1999, the Company completed the acquisition of all of the Beaver Lake Resources Corporation (the owner of the Company's Canadian assets) shares it did not already own, thereby privatizing Beaver Lake as a wholly owned subsidiary. Greka issued approximately 68,000 shares to complete the acquisition of the minority interest.

o In August 1999, the Company entered into a term sheet to restructure Saba's 9% senior subordinated debentures.

o Also in August 1999, the Company's subsidiary emerged from voluntary bankruptcy following consummation of the sale of its non-core assets in Colombia.

o Further in August 1999, the Company's subsidiary signed a production sharing contract with the China United Coalbed Methane Corporation Ltd. to jointly exploit coalbed methane (CBM) resources in China.

o In November 1999, the Company's subsidiaries closed the financing of a $35 million facility with GMAC Commercial Credit LLC to provide financing to reduce current liabilities and for future acquisitions.

o Also in November 1999, the Company's subsidiary made an additional payment of $11.2 million to Bank One to reduce the defaulted debt owed by Saba.

o Further in November 1999, the Company adopted a shareholder rights plan to preserve the long-term value of the Company for its shareholders.

o In December 1999, the Company announced that its shares commenced trading on the Nasdaq National Market System.

Business Segments

         During  1999,  the  Company   operated  in  three  industry   segments:
Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. In 1998 and 1997, the Company operated in one segment: contract drilling and development of oil and gas properties for its own account. Information about the Company's operation by segment as of and for the year ended December 31, 1999, is as follows (in thousands):

                                  Integrated           E&P               E&P          Corp. &
                                  Operations        Americas            Int'l            Other           Total
                                  -----------       ---------       -------------     -------            ------
Total Oil and Gas
    Revenue                          $3,710           $5,457           $2,815         $(3,799)           $8,183
Refinery Revenue                     20,924               --               --              --            20,924
                                    -------             -------        ------         -------            ------
Total Revenue                        24,645            5,425            2,868          (3,799)           29,138
                                    -------             -------        ------         -------            ------
Production Costs                      2,229            2,939            1,577          (3,799)            7,244
Refinery Costs                       14,375               --               --              --            10,576
Gross Profit                          7,543            2,487            1,290              --            11,318
Other Expenses                        1,426              245              576             958             3,205
DD&A Expenses                         1,453            1,064              506              --             3,024
Interest and other
    (expenses) income                   (31)             (31)             747          (2,380)           (1,695)
                                    -------          -------           ------         -------            ------
Net income/loss                      $4,630            1,147              955          (3,365)            3,367
                                     ======            =====              ===          =======            =====
Capital Expenditures                 $2,092               $0               $0              $0            $2,092
Assets at Year End                  $58,267          $16,886           $8,456            $244           $84,213
                                    =======          =======           ======            ====           =======

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation - The consolidated financial statements include the accounts of the Company and wholly owned subsidiaries. The investment in Saba was accounted for using the equity method of accounting from the date of initial share purchase through March 24, 1999 (the date of the merger, see Note 4).

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

     Fair value of financial instruments - The carrying amounts of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses, other current liabilities and notes payable, approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

     Accounts receivable - The Company provides an allowance for uncollectible receivables when it is determined that collection is doubtful. Substantially all of the Company's subsidiaries' 1999 trade receivables are from sales of asphalt and related products and oil and gas billings, including those to joint interest property owners, while the 1998 trade receivables are from directional drilling services.

     Concentrations of credit risk - Substantially all of the Company's subsidiaries' accounts receivable are from companies engaged in the asphalt/paving and oil and gas businesses, and concentrated in the West and Southern United States. Generally, the Company's subsidiaries do not require collateral for its account receivable. The Company performed services for only a limited number of customers in 1998 and 1997; therefore, each customer may be considered a major customer. During 1999, the following customers were significant:

Customers                            % of Total Revenue

Lawson Rock and Oil                          19.9%
Granite Construction                          9.8%
Union Asphalt Company                         8.1%

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

     Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's subsidiaries' capitalized oil and gas property costs are amortized. The Company's subsidiaries' properties are all onshore, and the Company expects that the salvage value of the tangible equipment will offset any site restoration and dismantlement and abandonment costs.

     The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. The cost of unevaluated properties (approximately $5.2 million at December 31, 1999) not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 1999.

     At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation").

     The calculation of the ceiling limitation and provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

     During 1998, the Company recorded a $3,171,485 non-cash ceiling writedown of its oil and gas properties.

     Depreciation for all other property and equipment is provided over estimated useful lives using the straight line method of depreciation for financial reporting purposes and the accelerated cost recovery system for income tax purposes. Renewals and betterments are capitalized when incurred. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense.

     The Company's investment in limestone reserves will be amortized on a unit-of-production basis as the reserves are mined and produced. Since the acquisition of the limestone reserves in 1993, there has been no development or production of these properties. Management has determined that there is no impairment in value of the reserves at December 31, 1999.

     License agreements and organization expenses - The Company has acquired certain licenses for the use of horizontal drilling technology developed by BP Amoco. License agreements are amortized over a fifteen year life, respectively, using the straight line method of amortization. Amortization charged to operations was $16,593, $16,510 and $16,593 in 1999, 1998 and 1997,
respectively.

   Environmental expenditures - If and when remediation of a property is probable and the related costs can be reasonably estimated, the environmentally related remediation costs will be expensed and recorded as liabilities. If recoveries of environmental costs from third parties are probable, a receivable will be recorded.

   Revenue recognition. Revenue from oil, gas and asphalt production is recognized in the period in which the product is sold. The related costs and expenses are recognized when incurred. Revenues from drilling operations are recognized in the accounting period, which corresponds with the performance of the service to the customer.

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

  Earnings per share - Basic earning/(loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods. In computing average outstanding shares during 1997, the Company has converted Horizontal Ventures shares outstanding prior to the merger to equivalent Petro Union shares on a pro rata basis. Diluted earnings per share is computed by considering the effect of outstanding options, warrants and other convertible securities. However, diluted earnings per share is the same as basic earnings per share in instances where a loss has been incurred.

NOTE 3 - MERGER OF PETRO UNION, INC. AND HORIZONTAL VENTURES, INC.

   On June 13, 1997, Horizontal Ventures, Inc. and Petro Union, Inc. entered into an agreement under which all of the outstanding common and preferred shares Horizontal Ventures would be acquired by Petro Union. Petro Union was also engaged in performing contract-drilling services using the licensed BP Amoco technology. Petro Union was subject to supervision in the U.S. Bankruptcy Court for the Southern District of Indiana under Chapter 11 of the U.S. Bankruptcy Code, and the agreement with Horizontal Ventures was part of Petro Union's Plan of Reorganization. On August 28, 1997, the Bankruptcy Court approved the Plan.

  After the Plan was consummated on September 9, 1997, Horizontal Ventures shareholders owned approximately 63% of the new Horizontal Ventures no par value stock.

  Pro-forma summary statements of operations, combining Petro Union, Inc., and Horizontal Ventures, are as follows, assuming the merger had occurred January 1, 1997:

                                      Year Ended December 31, 1997

                           Petro Union, Inc.   Petro Union, Inc.,
                             (January 1            d/b/a
                               through           Horizontal
                          September 9, 1997)      Venutres          Pro-Forma
                              -----------        -----------       -----------
Revenues .....................$   311,798        $   211,696       $   523,494
Cost of revenues .............    237,801            247,979           485,780
                              -----------        -----------       -----------
Gross profit (loss) ..........     73,997            (36,283)           37,714

General and administrative

 expenses ....................    264,550            780,373         1,044,923
                              -----------        -----------       -----------

(Loss) from operations .......   (190,553)          (816,656)       (1,007,209)
Other income (expense) .......     (7,933)           (34,460)          (42,393)
                              -----------        -----------       -----------

(Loss) before tax ............   (198,486)          (851,116)       (1,049,602)
Provision for taxes ..........         --                 --                --
                              -----------        -----------       -----------

Net (loss) ...................$  (198,486)       $  (851,116)      $(1,049,602)
                              ===========        ===========       ===========

NOTE 4 - PURCHASE OF EQUITY INTEREST IN AND SUBSEQUENT MERGER WITH SABA PETROLEUM COMPANY

During 1998 and 1999, GREKA entered into the following transactions to purchase its interests in Saba:

Date                     Consideration    Common Stock    Preferred Stock       Cost
----                     -------------    ------------    ---------------   ------------

                                                                               (in 000's)
October 1998             Cash                 80,000                                $ 70
October 1998             Cash                                        690             750
November 1998            Cash                333,333                               1,500
December 1998            1.34 million
                         shares of GREKA   2,971,766                              14,070
                                          ------------    --------------    ------------
Total                                      3,385,099                 690     $    16,390
                                          ============    ===============   ============

On October 8, 1998, the Company disclosed that it had acquired over five percent of the outstanding common stock of Saba, with the intent to gain control of Saba.

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

In addition to the shares owned directly by GREKA, 568,000 Saba shares were owned by IPH, a GREKA shareholder. Such shares were subject to a call agreement by GREKA at an exercise price equal to 120% of the cost of such shares to IPH, payable in cash or common shares of GREKA. IPH had a put agreement that became effective April 1, 1999 and was exercised on such date. GREKA issued 140,886 shares to IPH in exchange for the shares of SABA owned directly.

In March 1999, the Company, through a wholly owned subsidiary, merged with Saba in a transaction accounted for as a purchase with a cost of approximately $9.9 million based upon the issuance of 1,233,738 shares of GREKA stock.

GREKA's $16.4 million equity method investment and the total acquisition cost of $25.8 million have been allocated to the fair value of each of Saba's assets and liabilities, as of December 31, 1998 and March 24, 1999 (as updated) in the following table. The amounts presented for 1998 represent 29.8% of the estimated fair value of Saba's assets and liabilities (dollars in thousands).

                                                    12/31/98       03/24/99
                                                   ---------     ----------
 Refinery                                            $12,218     $  25,400
 Oil and Gas Properties                               10,582        29,935
 Land                                                  3,580        16,600
 Other Assets                                          5,994         7,027
 Liabilities and minority interest                   (15,984)      (53,207)
                                                   ---------     ---------
 Total investment                                  $  16,390     $  25,755
                                                   =========     =========

The summarized audited financial information of Saba is shown below as of December 31, 1998 and for the year ended December 31, 1998 and through March 24, 1999:

Balance Sheet Data                                  1998
                                                 -----------
Oil and gas properties, net......................$32,904,810
Other assets, net.................................16,783,602
Current liabilities...............................40,003,281
Other liabilities and
preferred stock ..................................13,176,220
 .................................................-----------
Net assets...................................... $(3,491,089)

                                                 ===========
GREKA 's equity in net assets................... $(1,040,344)
                                                 ===========

Earnings Data                                      1998                 1999
                                                ------------        -----------
Revenues .......................................$ 23,331,331        $ 3,660,742
Operating (loss)................................ (24,024,215)        (1,377,618)
Net (loss)......................................$(28,650,823)        (1,908,563)
                                                ============        ===========
GREKA's equity in loss..........................$   (586,020)       $  (568,751)
                                                ============        ===========

GREKA's equity in loss of Saba represents GREKA's share of Saba's losses since the acquisition dates of Saba's shares during the fourth quarter of 1998 through March 24, 1999.

The following are the unaudited pro forma revenue, net loss and loss per share of the Company giving effect to the acquisition of Saba, as if such acquisition had occurred at the beginning of 1998. The unaudited pro forma financial data does not purport to be indicative of the financial position or results of operations that would actually have occurred if the acquisition had occurred as presented or that may be obtained in the future.

                                          Year Ended            Year Ended
                                       December 31, 1998     December 31, 1999
                                       -----------------     -----------------
Dollars in thousands,
 except share amounts
Revenue...........................          $23,137              $32,779
Net Income (loss).................          (34,234)               1,459
Income (loss) per common share....            (8.08)                0.34


NOTE 5 - PROPERTY AND EQUIPMENT:

 A summary of the Company's subsidiaries' property and equipment as of December 31, 1999 and 1998 is as follows:

                                                        1999            1998
                                                     ----------      -----------
Investment in limestone properties.............      3,675,973      $ 3,500,000
Total oil and gas property.....................     29,653,061        3,445,816
Land and buildings.............................     17,210,814           85,814
Plant and equipment............................     26,875,661        1,475,661
                                                   -----------      -----------

Total Cost.....................................     77,415,509        8,507,291
Accumulated Depletion and depreciation.........    ( 7,128,995)      (4,081,340)
                                                   -----------      -----------
                                                   $70,286,514      $ 4,425,951
                                                   ===========      ===========

Depreciation, depletion and amortization (including an impairment charge in 1998 of $3,171,485) charged against income was $3,023,783 in 1999, $3,504,953 in 1998 and $0 in 1997.

Useful lives are as follows:

Refinery .............................................. 40 years
Buildings ............................................. 20 to 40 years
Drilling equipment .................................... 5 to 10 years
Transportation equipment .............................. 5 to 6 years
Office and computer equipment ......................... 3 to 10 years

NOTE 6 - RESTRICTED CASH

At December 31, 1999, cash of $1,000,000 was held in escrow relating to a potential acquisition by the Company. Subsequent to year end, the Company determined that it would not pursue the transaction and the cash was released from escrow.

NOTE 7 - EARNINGS PER SHARE

In 1998 and 1997, the company incurred a net loss and therefore, the basic and diluted loss per share are the same. Diluted earnings per share for 1999 were calculated as follows:

Net Income............................................................$3,367,030
Add: Income impact of assumed conversion of convertible debt..........   241,313
                                                                      ----------
Net income plus impact of assumed conversion ......................... 3,608,343
                                                                      ==========
Weighted Average Common Shares Outstanding ........................... 4,202,917
Effect of Dilutive Securities -
    Employee stock options ...........................................   151,343
    Convertible debt .................................................   420,588
                                                                      ----------
Weighted Average Shares plus impact of assumed conversion ............ 4,774,848
                                                                      ==========

NOTE 8 - INVENTORY

In connection with assuming operations of Saba's asphalt refinery in May, 1999 the Company acquired finished goods and raw materials from the prior operator.

Inventory is stated at the lower of cost, determined on a first-in, first-out basis or market and includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following:

Raw Material ........................$ 1,830,632
Finished goods.......................  2,422,645
                                     -----------
   Total ............................$ 4,253,277
                                     ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

 The Company and its subsidiaries lease office space, automobiles, computers, and other equipment under various operating leases. The Company and its subsidiaries have options to renew these leases. Aggregate commitments under these leases at December 31, 1999 were as follows:

   Year Ending December 31:   Amount
   -----------------------  ----------
   2000                      $278,229
   2001                       155,218
   2003                        66,096
   2004                        60,588

Rent expense included in the accompanying statements of operations was $370,133, $76,778 and $31,262 in 1999, 1998 and 1997, respectively.

 In October 1994, the Company licensed certain directional drilling technology from BP Amoco, a major oil corporation. The license currently requires minimum annual payments of $15,000 per year or $1,639 per well drilled under the license, whichever is greater, and the amounts are adjusted periodically for inflation. The Company incurred license payments approximating $30,000, $15,000 and $20,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Semi-annual settlements are required under the license, and BP Amoco has the right to terminate the license for non-payment. If BP Amoco were to terminate the Company's license, it could have an adverse affect on the Company's operations.

In 1993, GREKA's subsidiary acquired a producing mineral interest in California from a major oil company. At the time of acquisition, the subsidiary's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After the subsidiary assumed operation of the property, it became aware of additional diluent contamination and believes the major oil company is responsible to remediate these areas as well. The subsidiary has notified the seller of its obligation to remediate. Notwithstanding the subsidiary's compliance in proceeding with any required remediation on seller's account, the subsidiary is committed to hold the seller accountable for the required remediation. Since the investigation is not complete, an accurate estimate of cost cannot be made.

In 1995, GREKA's subsidiary agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the subsidiary assume the obligation to abandon any wells that the subsidiary did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the subsidiary were obtained. Management believes the subsidiary has no obligation to remediate this property because it believes the seller did not give the subsidiary any consideration to enter into the contract for the property. Notwithstanding the subsidiary's compliance in proceeding with any required remediation on seller's account, the subsidiary is committed to hold the seller accountable for the required obligations of the property. Since the investigation is not complete, an accurate estimate of cost cannot be made.

GREKA's subsidiary owns an asphalt refinery in Santa Maria, California, with which significant environmental remediation obligations are associated. This refinery was acquired from Conoco Inc. in 1994 and Conoco performs all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition.

GREKA's subsidiaries, as is customary in the industry, are required to plug and abandon wells and remediate facility sites on their properties after production operations are completed. The cost of such operation will be significant and will occur, from time to time, as properties are abandoned.

There can be no assurance that material costs for remediation or other environmental compliance will not be incurred in the future. The occurrence of such environmental compliance costs could be materially adverse to the Company. No assurance can be given that the costs of closure of any of the Company's subsidiaries' other oil and gas properties would not have a material adverse effect on the Company.

NOTE 10 - FEDERAL AND STATE INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, are as follows:

United States           $ 2,725,143     ($5,547,645)    ($851,116)
International               687,889               -             -
                        -----------      ----------      --------
                        $ 3,413,032     ($5,547,645)    ($851,116)
                        ===========      ==========      ========

Components of income tax expense for the years ended December 31, 1999 as follows:

Current
  Federal       $40,000
  State          46,000
  Foreign             -
                -------
                 86,000

Deferred
  Federal       (40,000)
  State               -
  Foreign             -
                -------
                (40,000)
                -------
                $46,000
                =======

Due to the losses recorded since inception, no provision or benefit for income taxes was recorded in 1998 and 1997.

The effective tax rate differs from the amount that would result from the application ofthe statutory rate due to the utilization of net operating loss carry forwards.

The components of the deferred income tax asset/liability as of December 31, 1999 are as follows:
                                                                 1999
                                                             -----------
Net operating loss carry forwards .......................... $ 4,879,000
Property and equipment ....................................    6,014,600
Foreign tax credits .......................................    6,022,000
Alternative minimum tax credits ...........................      178,000
Other .....................................................      216,000
                                                             -----------
                                                              17,309,600
Valuation allowance .......................................  (17,309,600)
Net deferred tax asset ....................................  $        --
                                                             ===========

A significant net operating loss carryover has been incurred in prior years, primarily by Petro Union, Horizontal Ventures and Saba. The net operating loss expires, if unused , as follows:

   Expires in              Amount
   ----------        ------------
   2007              $  1,039,000
   2008                 4,520,000
   2009                   452,000
   2010                    64,000
   2011                 1,067,000
   2018                   569,000
   2019                 6,229,000
                     ------------
   Total             $ 13,940,000
                     ============

The Company's review of its available net operating loss carry forwards is ongoing. Upon completion of this review, additional net operating loss carry forwards may be identified.

 NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt consist of the following at December 31, 1999 and 1998:


                                              1999                 1998
                                           -----------          ---------
  Saba 9% senior subordinated
     Debentures Due 2005 Net of
     discount a.........................   $ 3,320,778          $       -
  Loan agreement - Bank One b ..........     2,986,497                  -
  Demand loan agreement with a bank c ..       794,185                  -
  Capital lease obligations d ..........       309,229                  -
  Term loan with a bank e ..............       351,562                  -
  Notes payable f ......................     2,000,000          2,000,000
  15% convertible senior subordinated
      Debenture due 2001 g .............     1,000,000                  -
  Term and Revolving Loan Agreement
      GMAC Financial Corporation b .....    22,219,469                  -
  Other notes and loans ................       638,086             65,972
                                           -----------          ---------
                                           $33,619,806          2,065,972

  Less current portion .................    17,923,981          2,013,338
                                           -----------          ---------
  Net Long-term debt ...................   $15,695,825          $  52,634
                                           ===========          =========
a In July and August 1999, GREKA entered into a term sheet with a majority of the holders of the outstanding Saba debentures to exchange the debentures of Saba for new debentures of GREKA with interest at the rate of 9%, maturing on December 31, 2005 with a right of GREKA to redeem at any time for an amount equal to 102% of the principal amount plus any accrued but unpaid interest, subject to the right of holders of first convert at any time. The conversion price offered by GREKA is 95% of the average closing bid price of GREKA's common stock for the 30 consecutive trading days of GREKA's common stock ending one day prior to the date notice of conversion is received by GREKA, but in no event less than $8.50 nor greater than $12.50 per share. Assuming full conversion, the minimum and maximum number of shares of GREKA common stock issued would be 286,000 and 420,588, respectively. The Company is acting as the exchange agent for the issuance of new GREKA debentures, the terms of which include that, commencing August 1, 2000, each holder of GREKA's debentures shall have the right upon written notice to GREKA to require that it redeem its debentures at an amount equal to the principal amount plus any accrued but unpaid interest. The Saba debentures were delisted from the American Stock Exchange in August 1999.

b In February 1999, Bank One notified Saba that, as a result of continuing defaults under Saba's principal credit facilities with Bank One, the entire amount of $20.1 million then outstanding under the facilities and classified as currently payable was accelerated and declared immediately due and payable. In connection with various borrowings from Bank One, Ilyas Chaudhary, a former director and executive officer of Saba, has guaranteed payment of approximately $3.7 million of Saba's debt to Bank One.

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

     In November 1999, the borrowers of the BNY credit facility entered into a loan and security agreement with GMAC Commercial Credit LLC ("GMAC"). That agreement amends the loan and security agreement the parties entered into in April 1999. The November 1999 agreement increased from $11 million to $35 million the amount which GREKA's subsidiaries may borrow from GMAC upon the satisfaction of the terms and conditions of the agreement. The financing consists of a term loan of $25 million and a revolving credit facility of $10 million. Of the proceeds, $11.2 million were used to reduce the indebtedness owed by Saba to Bank One. The financing is secured by GREKA's subsidiaries' interests in certain California oil and gas properties and real estate. The term loan had an outstanding balance of $17,500,000 and the revolving credit facility $4,719,469 at December 31, 1999. Amounts outstanding under the credit facility bear interest at the rate of prime plus 1% (9.25% at December 31, 1999). Amortization of the term loan began in April 2000, and accordingly, $4.2 million of the term loan amount is classified as currently payable at December 31, 1999.

c The Company's Canadian subsidiary has a demand revolving reducing loan with a borrowing base of $1.2 million. Interest is payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (7.25% at December 31, 1999) The loan is collateralized by the subsidiary's oil and gas producing properties and a fixed floating charge debenture in the principal amount of $3.6 million over all assets of the subsidiary. The borrowing reduces at the rate of $34,175 per month. In accordance with the terms of the loan agreement, $290,001 of the total loan balance of $794,185 is classified as currently payable at December 31, 1999. Although the bank can demand payment in full of the loan at any time, it has provided a written commitment not to do so, except in the event of default. There has not been an event of default under this agreement.

d A subsidiary of the Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to five years. The effective interest rate on the total amount of capitalized leases at December 31, 1999 was 8.21%.

e The term loan with a bank ($351,652) is due to the seller of a fee interest in property in which the Company's subsidiary owns mineral interests. The note bears interest at the prime rate plus 1% (9.25% at December 31, 1999), is scheduled for repayment in monthly installments to a maturity date of February 2001, and is collaterized by the fee interest acquired by the subsidiary.

f In October 1998 and November 1998, the Company borrowed $500,000 and $1,500,000, respectively, from IPH which matured December 31, 1999 pursuant to several extensions. Effective January 1, 2000, the loan amounts were consolidated into a loan with a maturity date of June 30, 2000, bearing interest at the rate of 9% per annum from January 1, 2000 payable quarterly, with monthly installment payments of $100,000. The Company paid $180,000 in consideration of the loan extension. If the entire unpaid principal and/or accrued interest is not paid at maturity, the amount of principal owed and rate of increase shall increase. The loan is collateralized by all of the issued and outstanding shares of capital stock of a subsidiary of the Company.

g In February 1999, GREKA issued convertible senior subordinated debentures in the principal amount of $1 million. The debentures bear interest at 15% through maturity on February 1, 2001, and are secured by GREKA's interest in limestone deposits. The debentures may be converted by the holders into GREKA common stock at any time from February 1, 2000, until January 31, 2001 at a conversion price of $20.00 per share. At December 31, 1999, there were no conversions. GREKA may call all or a portion of the amount at any time during the term of the debenture by paying the principal amount due plus any accrued interest. The principal use of proceeds from the sale of the debentures was to provide funds to conclude the Saba acquisition.

NOTE 12 - OTHER LIABILITIES

Other libalities of $8,979,927 at December 31, 1999 premarily represent the company's estimated exposure to litigation acquired in the Saba acquisition.

NOTE 13 - LITIGATION:

Enervest Energy LP v. Saba Energy of Texas, Inc. (Case No. 1999-30673, 152nd Judicial District Court of Harris County, Texas, June 1999) Enervest filed an action claiming that the Company's subsidiary breached the agreement between the parties for failing to close the sale of its interests in certain oil and gas properties. In accordance with the agreement, Enervest deposited earnest money in the amount of $1.25 million to a jointly controlled account to assure Enervest's performance of the agreement. Enervest further seeks the court's declaration that it is entitled to the deposit. In July 1999, the Company's subsidiary filed a counterclaim against Enervest for damages incurred as a result of Enervest's breach of the agreement by failing to close the sale. While the subsidiary plans to vigorously defend all claims asserted by Enervest and to aggressively pursue all counter and third party claims, the matter is in its discovery stage.

Capco Resources, Ltd. v. GREKA Energy Corporation, et al. (Case No. 99-K-2155, U.S. District Court for the District of Colorado, August 1999). This action was initially filed in the United States District Court for the Central District of California and later moved to Colorado pursuant to a court order granting GREKA's motion to transfer. Plaintiff Capco Resources, Ltd. ("Capco") has raised claims for breach of contract, specific performance, fraud, and negligent misrepresentation against the Company and Randeep Grewal, the President of GREKA. The Company has brought counterclaims against Capco, Capco Energy, Inc., Ilyas Chaudhary, and Kal Saifi (the "Capco Group") for violation of the Securities Exchange Act of 1934, Section 10B, and Rule 10b-5, fraud, breach of contract, negligent misrepresentation, breach of fiduciary duty, and negligence. The parties' respective claims relate to a November 23, 1998 Stock Exchange Agreement between the Company and Capco, pursuant to which Capco was to exchange 2,971,766 shares of Saba stock, constituting all of Capco's ownership interest in Saba, for 1,340,000 newly-issued shares of the Company to Capco. Even though

GREKA, in accordance with the terms of the agreement and in good faith, issued all 1,340,000 shares of GREKA common stock, GREKA had actually received only 2,006,566 shares (two-thirds) of Saba common stock agreed upon. The Company subsequently determined that the Capco Group had made numerous misrepresentations and omissions of material fact in inducing GREKA to enter into this transaction. These factual circumstances form the basis for the claims in dispute. Capco is seeking damages of approximately $12.25 million related to the Company's refusal to file a registration statement for the resale of 1 million shares of GREKA common stock that Capco received pursuant to the exchange. GREKA claims that it is entitled to damages and requests partial rescission and/or reformation of the Stock Exchange Agreement. Additionally, the Company also plans to seek to recover from the Capco Group all monies owed by the Capco Group and related parties since 1998 for unpaid accounts such as promissory notes, interest on promissory notes, and reimbursable expenses. While GREKA plans to vigorously defend all claims asserted by Capco and to aggressively pursue all counter and third party claims, the litigation is in its early stages of discovery.

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

Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles County, February 2000). GREKA's subsidiary filed an action against Omimex Resources, Inc. and its subsidiaries seeking an order directing rescission of an asset purchase agreement effective January 1, 1999 or, alternatively, directing specific performance of the agreement by Omimex. The Company's subsidiary alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. While the subsidiary plans to vigorously pursue all claims against Omimex and defend all counter-allegations, the litigation is in its preliminary discovery stages.

         From time to time, the Company and its subsidiaries are a named party in legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Grupo de Creacion, Ltd. ("GDC"), a Gibraltar corporation and a shareholder of the Company, for financial consulting services. Under the agreement, GDC assisted the Company in arranging a private convertible debenture offering during 1999 resulting in proceeds of approximately $1,000,000. As compensation, GDC received a negotiated commission of 10% of the financing less expenses.

NOTE 15 - STOCK OPTIONS AND WARRANTS

On September 9, 1997, the Company's Chairman and CEO was granted options to purchase an aggregate of 150,000 shares of the Company's no par value common stock at an option price of $5 per share which, by amendment to the employment agreement for the Company's Chairman and CEO in October 1998, became fully vested upon the Company's acquisition of Saba. No compensation expense was recorded in connection with the granting of these options as the option price equaled the market price on the date of grant.

On October 14, 1998, the Company's Chairman and CEO was granted options to purchase additional 110,000 shares of the Company's no par value common stock at an option price of $8.25 per share (which equaled the market price on this date). In addition, other employees, directors and consultants were granted options to purchase an additional 140,000 shares of the Company's no par value common stock at an option price of $8.25 per share.

During 1999, previously granted options to employees to purchase 39,000 shares of the Company's no par value common stock at an exercise price of $8.25 were terminated and options to purchase 14,000 shares of the Company's no par value common stock at an exercise price of $7.75 were granted to a director of the Company.

A summary of the outstanding options follows:

                                   1999              1998              1997
                                  -------           ------           -------
                                 Weighted          Weighted          Weighted
                                  Average           Average           Average
                                 Exercise          Exercise          Exercise
                        Shares    Price    Shares   Price    Shares   Price
                       --------  --------  -------  ------  -------- ---------
Options outstanding,
 January 1 .........    400,000   $7.03    300,000  $5.00         --   $  --
Options granted ....     14,000    7.75    250,000   8.25    300,000    5.00
Options terminated .     39,000    8.25    150,000   5.00         --      --
                       --------  --------  -------  -----   --------  --------
Options outstanding,
 December 31 .......    375,000   $6.93   $400,000  $7.03    300,000   $5.00
Exercisable at
  year end .........    371,000    6.92     30,000   5.00         --      --


  The Company also granted warrants to purchase common stock to the purchasers of shares from one of the 1997 "Reg S" offerings. A summary is as follows:

                Number of
Date Granted     Shares     Option Price      Effective Date    Expiration Date
------------     ------     ------------      --------------    ---------------
September 29,   127,750        $15.00         January 1,        December 1,
1997                                          1998              2000

As permitted under SFAS 123, the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                   December 31

                                       1999         1998          1997
                                    ----------   -----------   ----------
Net Income (Loss) as reported       $3,367,032   $(5,547,645)  $ (851,116)
Pro Forma                            2,654,911    (6,139,691)  (1,245,162)

Basic EPS as reported                    $0.84        $(3.42)     $(1.44)
Pro Forma basic EPS                      $0.66        $(3.78)     $(2.11)

The fair value of each option granted in1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) risk free interest rates ranging from 5.2% to 6.4% (b) expected volatility of 59.2% to 64.2%(c) average time to exercise of 7 years and (d) expected dividend yield of zero.

NOTE 16 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Future cash inflows are estimated using year-end prices. Oil and gas prices at December 31, 1999 are not necessarily reflective of the prices the Company expects to receive in the future.

                                               Colombia         Canada                                USA
                                              -----------   --------------  --------------------------------------------------------
    Proved developed and undevloped reserves     1999          1999                            1999             1998           1997
                                               Oil (Bbl)     Gas (Mcf)       Oil (Bbl)       Gas (Mcf)       Oil (Bbl)     Oil (Bbl)
                                              -----------   --------------  --------------- ------------   -------------   ---------
      Balance beginning of year                          -              -          250,221            -       2,553,007    1,826,385
      Production                                   220,197        281,731         (504,961)    (861,261)        (12,935)     (2,112)
      Discoveries, extensions, etc
      Acquisition of reserves in place          10,191,991      3,655,869       10,786,446   18,459,557                     728,734
      Sale of reserves in place                  9,971,794
      Revisions of previous estimates                                                                        (2,289,851)
      Balance end of year                                -      3,937,600       10,531,706   17,598,296         250,221   2,553,007
                                              ============  =============   =============== ============   =============  ==========

                                                                                               USA
    Production revenue and costs                Colombia       Canada      --------------------------------------------
                                                  1999          1999            1999           1998            1997
                                              ------------  -------------  ---------------  -----------   -------------
      Production cost                            1,111,395        465,256        5,667,665      121,016         247,979
      Depletion expense                            292,818        214,469        2,517,339      333,468          24,016
       Impairment of oil and gas
          property                                                                            3,171,485
                                              ------------  -------------  ---------------  -----------   -------------
      Income (Loss) from oil and gas
          producing                               $603,517       $127,320      ($2,728,054) ($3,480,156)       ($60,299)
                                              ============= ==============  =============== ============   =============

                                                                                                 USA
                                                                Canada      --------------------------------------------
    Capitalized Cost                                             1999            1999           1998            1997
                                                            --------------  --------------- ------------   -------------
      Proven oil and gas property                               5,910,090      $19,812,588   $3,445,816      $1,963,337
      Unproven oil and gas property                                     0        2,743,673                      400,000
                                                                5,910,090       22,556,261    3,445,816       2,363,337
      Less accumulated depletion                               (2,068,683)      (4,801,051)  (3,242,711)        (57,598)
      Net investment in oil and gas property                   $3,841,407      $17,755,210     $203,105      $2,305,739
                                                            ==============  =============== ============   =============

                                                                                                USA
                                                              Canada        --------------------------------------------
    Discounted Future Net Cash Flows                            1999            1999           1998            1997
                                                            --------------  --------------- ------------   -------------
      Future cash flows                                        17,388,623     $245,779,700   $1,725,500     $40,103,600
      Future cost:
        Development cost                                       (1,398,185)     (24,109,700)    (440,000)     (5,281,800)
        Production cost                                        (4,673,318)    (107,662,800)    (793,700)    (23,805,600)
      Future net flow before income taxes                      11,317,120      114,007,200      491,800      11,016,200
        Future income taxes                                             -                -            -      (3,304,800)
                                                            --------------  --------------- ------------   -------------
      Standardized measure of discounted
      future net cash flows                                  $  6,161,574      $67,152,900     $260,700      $4,610,300
                                                            ==============  =============== ============   =============


                                                                                              USA
                                                              Canada        --------------------------------------------
    Changes in Discounted Future Net Cash Flows                1999            1999           1998            1997
                                                            --------------  --------------- ------------   -------------
      Balance beginning of year                                      -         $260,700   $4,610,300       $       -
        production cost                                       (341,789)      (3,499,657)     (17,443)        (13,578)
      Net changes in prices and production costs                           (107,662,800)  (3,721,007)
      Changes in future development cost                     1,398,185       24,109,700    4,841,800
      Revision of previous quantity estimates                5,105,178      153,918,957   (4,771,053)
      Accretion of discounts                                                     26,000      861,000
      Net change in income taxs                                                            1,751,000
      Changes in production rates, timing and other                                       (3,293,897)
                                                         --------------  --------------- ------------   -------------
      Standardized measure of discounted
        future cash flows                                   $6,161,574      $67,152,900     $260,700      $4,610,300
                                                         ==============  =============== ============   =============


NOTE 17 - SUBSEQUENT EVENTS

     In April 1999, a subsidiary of the Company and Omimex Resources, Inc., a privately-held oil and gas company which then operated a substantial portion of Saba's producing properties, entered into an agreement to sell substantially all of the assets of the subsidiary in exchange for consideration of at least $10.0 million consisting of cash, interests in oil and gas producing properties in California, and full release of the related debts. The agreement, which closed in June 1999, provides for the payment of additional consideration to Greka"s subsidiary. If the reserves sold at January 1, 1999 when re-evaluated with fourth quarter 1999 prices had certain variances to the calculation done prior to the sale in June 1999, additional consideration is owed to the subsidiary. If the differential were $5 million or less, by March 31, 2000 Omimex had to pay such amount to the subsidiary in cash or, upon non-payment, reassign to the subsidiary the 50% interest in the Velasquez-Galan pipeline in Colombia sold by the subsidiary to Omimex . If the differential were greater than $5 million, the subsidiary has the option through May 31, 2000 of repurchasing for approximately $12 million the assets sold to Omimex and reassigning to Omimex the California assets acquired from Omimex. If this option had not been exercised, Omimex would have been obligated to pay the subsidiary $5 million in cash or, upon non-payment, reassign to the subsidiary the Velasquez-Galan pipeline.

         The sale was approved by the bankruptcy court in April 1999, and an order dismissing the subsidiary's bankruptcy case that was filed in 1998 to protect the subsidiary pending the sale of its Colombian assets was entered by the court in August 1999.

     In March 2000, GREKA further announced that, subject to a court order directing rescission of the sale, it had exercised its option to re-purchase its Colombian assets for an estimated cost of $12 million which will result in the Company's receipt of assets with a PV-10 value of approximately $65 million at December 31, 1999 (approximately $12.22 per share outstanding).



                   Greka Energy Corporation and subsidiaries
                Schedule II - Valuation and qualifying Accounts
               For Each of the Tree Years Ended December 31, 1999

                                    Balance at      Charged to         Charged to                        Balance
                                    Beginning of    costs and            other                          at End of
                   Year              Period          expenses           accounts        Deductions        Period
                   ------          --------------   ------------     --------------    -----------      ----------
Reserve for        1999            $  74,000                --       $ 1,269,852(a)            --       $1,343,852
Doubtful           1998               74,092                --                --              (92)          74,000
Account            1997                                                                                     74,092


(a) Amount represents the reserve for doubtful accounts of Saba petroleum Company, which was acquired on March 24, 1999.