Form 10-K/A
period 1999-12-31
GREKA ENERGY CORP
filed 2000-05-01
CIK 840402

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-K
                                 Amendment No. 2


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

                             Year Ended December 31,
                         --------------------------------
                          1997(1)    1998(1)      1999(1)
                         ------      ------       ------

Production Data:
  Oil (MBbls) ........        2          13         528
  Gas (MMcf) .........       --          --       1,144
    Total (MBOE) .....        2          13         736


Average Sales
  Price Data
  (Per Unit):

  BOE ................   $   12      $    6      $13.86

Selected Data
 per BOE:
  Production costs (2)   $  124      $    9      $ 7.47
  General and
    administrative ...   $  378      $  119      $ 2.98
  Depletion,
    depreciation and
    amortization .....   $   12      $   26      $ 2.94


---------------------
(1) Does not include reserve volumes attributable to the Company's interest in Colombian assets sold in June 1999 (see generally Item 1-"Description of Business, Divestiture Activities")

(2)      Production costs include production taxes.


Drilling Activity


         With respect to GREKA's participation in the drilling of exploratory and development wells (excluding information attributable to the Company's interest in Colombian assets (see Item 1-"Description of Business, Divestiture Activities")) for each of the three years in the three year period ended
December 31, 1999, there has been no drilling activity in Canada or in the United States except as set forth in the following table:


         United States


                             Year Ended December 31,
                         --------------------------------
                             1997              1998
                         ---------------  --------------
                         Gross(1) Net(2)  Gross(1) Net(2)
                         -------- ------  -------- ------

Development Wells
  Oil                       2      1.67      3      2.30
  Gas                       -       -        -         -
  Dry (3)                   -       -        -         -


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

Average Sales Price and Production Cost

         The following table sets forth information concerning average per unit sales price and production cost for GREKA's oil and gas production for the periods indicated:

                                    Year Ended December 31,
                               --------------------------------
                               1997          1998          1999
                               ----          ----          ----
Average sales price per BOE:
  Integrated Ops...........    $ 11           $6          $10.82
  E&P Americas.............      19            -           17.14
  Combined.................      12            6           13.86

Average production cost per BOE:
  Integrated Ops..             $109           $9          $ 8.74
  E&P Americas.............     109            -            5.80
  Combined.................     109            9            7.47



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

                                    PART III


Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance With Section 16(a) of the Exchange Act

The directors and executive officers of GREKA are as follows:

                                                                                            Director
              Name                  Age                Positions                             Since
              ----                  ---                ---------                             -----
Randeep S. Grewal                   35     Chairman of the Board, Chief Executive         September 1997
                                           Officer and President, Class A Director
Dr. Jan F. Holtrop                  64     Class B Director                               September 1997
George G. Andrews                   74     Class B Director                               July 1998
Dai Vaughan                         60     Class C Director                               March 1999
Susan M. Whalen                     38     Vice President - Legal and Corporate           December 1999
                                           Affairs, Secretary, Class C Director

         Randeep S. Grewal. Mr. Grewal most recently served since April 1997 as Chairman and Chief Executive Officer for Horizontal Ventures, Inc., an oil and gas horizontal drilling technology company which became a subsidiary of GREKA in September 1997. At that time Mr. Grewal assumed responsibility as Chairman of the Board, Chief Executive Officer and President of GREKA and has since established GREKA's strategies and business plan resulting in consistent growth year after year. He has been involved in various joint ventures, acquisitions, mergers and reorganizations since 1986 in the United States, Europe and the Far East within diversified businesses. Mr. Grewal has a Bachelor of Science degree in Mechanical Engineering from Northrop University.

         Dr. Jan Fokke Holtrop. Dr. Holtrop has been a senior Production Technology professor at the Delft University of Technology within the Faculty of Petroleum Engineering and Mining in The Hague, Netherlands since 1989. Prior to the Delft University, he served in various positions within the Shell Oil Company where he started his career in 1962. Dr. Holtrop has almost forty
(40)years of experience within the oil and gas exploration, drilling and production industry with a global hands-on background. Dr. Holtrop has a Ph.D. and a MSC in Mining Engineering from the Delft University of Technology.

         George G. Andrews. Mr. Andrews has been a consultant and private investor since his retirement from the oil and gas industry in 1987. From 1982 until 1987 he was employed as Corporate Vice President of Intercontinental Energy Corporation of Englewood, Colorado and directed the company's land acquisition, lease and management operations. Between June 1981and November 1982 Mr. Andrews was Vice President of Shelter Hydrocarbons, Inc. of Denver, Colorado where he directed all land management and operation procedures including contract systems and negotiations of acquisition agreements. From 1979 to June of 1981 Mr. Andrews was Senior Landman for the National Cooperative Refinery Association in Denver, Colorado where he was responsible for negotiation and acquisition of oil and gas leases, certifying title requirements and ongoing daily operations in his office. Mr. Andrews obtained his B.S. degree in 1947 from the University of Tulsa, where he majored in Economics.

         Dai Vaughan. A director since March 1999, Mr. Vaughan has been an independent management consultant since 1994 with concentrated experience in business plan development, implementation, and business turn-arounds. From 1985 until 1994, he was with Continental Airlines, most recently as Manager of Aircraft Acquisition. Mr. Vaughan has served in numerous positions in his 44 year career in the airline industry with British Airways, Eastern Airlines and finally Continental Airlines, including Systems Engineering, Aircraft Maintenance and Aircraft Acquisition. Mr. Vaughan received a HNC degree (B.S. equivalent) in Electrical Engineering.

         Susan M. Whalen . Ms. Whalen served as Associate Legal Counsel since November 1997 until her appointment as General Counsel in July 1998 and as Corporate Secretary since August 1998 for Saba Petroleum Company, an oil and gas exploration and development company that traded on the American Stock Exchange and became a subsidiary of GREKA in March 1999. At that time Ms. Whalen assumed responsibility as Vice President-Legal and Corporate Affairs and Corporate Secretary of GREKA and has since executed the legal and corporate aspects of GREKA's strategies and business plan. Ms. Whalen obtained a Juris Doctor degree from Western State University - College of Law in 1987. From 1987 through 1997, Ms. Whalen was involved in various niche-market, product developments within the retail industry.

         There are no family relationships among the directors. There are no arrangements or understandings between any director and any other person pursuant to which that director was elected.

         During the past five years, there have been no petitions under the Bankruptcy Act or any state insolvency law filed by or against, nor have there been any receivers, fiscal agents, or similar officers appointed by any court for the business or property of any of GREKA 's directors or executive officers, or any partnership in which any such person was a general partner within two years before the time of such filing, or any corporation or business association of which any such director or executive officer was an executive officer within two years before the time of such filing. During the past five years, no incumbent director or executive officer of GREKA has been convicted of any criminal proceeding (excluding traffic violations and other minor offenses) and no such person is the subject of a criminal prosecution which is presently pending.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on a review of reports filed with GREKA, all directors, executive officers and beneficial owners of more than ten percent of GREKA common stock timely filed all reports regarding transactions in GREKA 's securities required to be filed during the last fiscal year by Section 16(a) of the Securities Exchange Act of 1934.

Item 11.   Executive Compensation

         The following summary compensation table sets forth in summary form the compensation received during each of GREKA's last three completed fiscal years by GREKA's executive officers.

Executive Compensation

                           Summary Compensation Table

                                       Annual Compensation            Long Term Compensation
                                  ----------------------------     -----------------------------
                                                                    Restricted       Securities
Name and principal                                                 stock awards      underlying       All other
position                  Year    Salary ($)      Bonus ($)(1)          ($)         options/SARS     compensation
------------------        ----    ----------      -----------      ------------     ------------     ------------
Randeep S. Grewal,        1999    $248,400              --               --             --             $12,000(4)
Chairman and  Chief
Executive Officer
                          1998    $120,000              --           $367,500(2)      110,000          $ 4,200(4)
                          1997    $120,000              --           $80,000(3)       150,000          ---------


(1) GREKA did not pay its executive officers any bonuses during the three fiscal years ended December 31, 1999.

(2) Awarded pursuant to the First Amendment to Employment Agreement dated October 14, 1998 and valued at the fair market value on such date

(3) Awarded pursuant to the Agreement and Plan of Acquisition between Petro Union, Inc. and Horizontal Ventures, Inc. dated June 13, 1997 and valued at the fair market value on such date

(4) Auto expense allowance.

         No other form of compensation was paid during 1997, 1998 or 1999. No other officer, director or employee of GREKA or its subsidiaries received total compensation in excess of $100,000 during the last three fiscal years.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

                              Number of      Percent of total
                              Securities       options/SARS
                              Underlying        granted to       Exercise or
                             Options/SARS      employees in       base price     Expiration
            Name              granted(#)        fiscal year         ($/Sh)          date
            ----             ------------     ---------------     ----------     ----------
   Randeep S. Grewal              0                ----              ----           ----

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

            Name           Shares acquired    Value realized    Number of unexercised      Value of unexercised
                           on exercise (#)          ($)            options SARS at      in-the-money options/SARS
                                                                      FY-end (#)        at FY-end ($) exercisable/
                                                                     exercisable/             Unexercisable
                                                                    unexercisable

   Randeep S. Grewal              0                ----               260,000/0               $1,657,500/$0


Employment Contracts and Termination Agreements

         On September 9, 1997, GREKA entered into a five-year employment agreement with Randeep S. Grewal. This agreement was amended on October 14, 1998, and on November 3, 1999 the Board of Directors adopted an amended and restated employment agreement for Mr. Grewal (the "Restated Agreement"). Under the terms of the Restated Agreement, Mr. Grewal's annual salary is $287,500 subject to an annual increase effective on the anniversary date. Mr. Grewal participates in GREKA 's benefit plans and is entitled to bonuses and incentive compensation as determined by the board of directors of GREKA. The Restated Agreement also allows Mr. Grewal to receive an assignment of a 2% overriding royalty of all oil and gas properties of GREKA and to receive fringe benefits which include an automobile allowance of $1,000 per month. Under the original agreement, 30,000 shares of GREKA common stock were issued to Mr. Grewal.

         The term of the Restated Agreement is through the fifth anniversary of December 31, 1999; however, it automatically rolls over so that it is a minimum of three years unless sixty days prior to any anniversary date the Company notifies Mr. Grewal that the change of control period shall not be extended. A change of control termination clause was added which is intended to deter hostile changes of control by providing a substantial termination payment should Mr. Grewal terminate his employment or be terminated as a result of a change of control. The Restated Agreement is terminable for cause or by the death or disability of Mr. Grewal. In addition, the Restated Agreement may be terminated by Mr. Grewal in the event of any diminution by GREKA in Mr. Grewal's position, authority, duties or responsibilities. Upon termination of the Restated Agreement by GREKA for any reason other than for cause, death or disability, or upon termination of the Restated Agreement by Mr. Grewal in the event of any diminution by GREKA in Mr. Grewal's position, authority, duties or responsibilities, GREKA is obligated to pay within 30 days after the date of termination: (a) Mr. Grewal's base salary through the date of the severance period, (b) Mr. Grewal's base salary for the balance of the term of the agreement if the date of termination is within the first five years of the employment agreement (base salary is the salary rate in effect at the date of termination), (c) the annual bonus paid to Mr. Grewal for the last full fiscal year during the employment period, and (d) all amounts of deferred compensation, if any.

Director Compensation

         Each director who is not an employee of GREKA is reimbursed for expenses incurred in attending meetings of the board of directors and related committees. As of the date of this proxy statement, GREKA has three outside directors. No compensation was paid to any outside director during fiscal 1999 and none is planned for the immediate future.

         On March 17, 1999 when Mr. Vaughan became a director, he was granted an option to purchase 14,000 shares of common stock at an exercise price of $7.75. These options have all now vested.

         GREKA has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of GREKA serve at the pleasure of the board of directors. No family relationship exists among the directors or executive officers of GREKA. There is no person who is not a designated officer who is expected to make any significant contribution to the business of GREKA. Any officer or agent elected or appointed by the board of directors may be removed by the board whenever in its judgment the best interests of GREKA will be served thereby without prejudice, however, to any contractual rights of the person so removed.

Future Transactions

         All transactions between GREKA and an officer, director, principal stockholder or affiliate of GREKA will be approved by a majority of the uninterested directors, only if they have determined that the transaction is fair to GREKA and its shareholders and that the terms of such transaction are no less favorable to GREKA than could be obtained from unaffiliated parties.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

         The following table presents as of April 14, 2000 the common stock ownership of each person known by GREKA to be the beneficial owner of five percent or more of GREKA 's common stock, all directors and officers individually, and all directors and officers of GREKA as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. GREKA is not aware of any contractual arrangements or pledges of GREKA 's securities which may at a subsequent date result in a change of control of GREKA. As of April 14, 2000, there were 4,339,940 shares of GREKA common stock issued and outstanding.

                              Amount of Beneficial
                                    Ownership

     Name and Address
     of Beneficial Owner                                 Common Stock (1)          Percent of Class
     -------------------                                 ------------              ----------------

     Capco Resources Ltd (2)                             1,290,000                 29.7%
     2922 E. Chapman Ave., Suite 202
     Orange, CA  92869

     International Publishing Holding s.a.               416,979                   9.6%
     Postbus 84019
     2508 AA The Hague
     The Netherlands

     Randeep S. Grewal                                   370,000(3)                7.9%
     Chairman of the Board, Chief Executive Officer,
     and a Director
     10815 Briar Forest Drive
     Houston, TX 77042/
     630 Fifth Avenue, Suite 1501
     New York, NY 10111

     Dr. Jan F. Holtrop                                  31,108 (4)                <1%
     Director
     Van Alkemadelaan
     2596 AS The Hague
     The Netherlands

     George G. Andrews                                   35,000 (5)                <1%
     Director
     7899 West Frost Drive
     Littleton, CO 80123

     Dai Vaughan                                         19,000 (6)                <1%
     Director
     900 Powers Ferry Road #101
     Marietta, GA 30067

     Susan M. Whalen                                     0                         <1%
     Vice Pres-Legal & Corp Affairs,
     Secretary, and a Director
     630 Fifth Avenue, Suite 1501
     New York, NY 10111

     All directors and officers as a group (5 persons)   455,108(7)                9.7%

 (1) Rule 13d-3 under the Securities Exchange Act of 1934 involving the determination of beneficial owners of securities, includes as beneficial owners of securities any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security.

(2) The securities are restricted by GREKA's right of first refusal, and the ownership of the securities is presently being litigated. (See Item 3 - "Legal Proceedings")

(3) Includes options presently exercisable to acquire 270,000 shares of GREKA common stock, 10,000 of which options were granted on January 31, 2000 in accordance with the terms of GREKA's 1997 Stock Option Plan at an exercise price of $8.625 per share; and 100,000 shares of GREKA common stock held individually by Mr. Grewal.

(4) Includes options presently exercisable to acquire 25,000 shares of GREKA common stock, 5,000 of which options were granted on January 31, 2000 in accordance with the terms of GREKA's 1997 Stock Option Plan at an exercise price of $8.625 per share.

(5) Consists of options presently exercisable to acquire 35,000 shares of GREKA common stock, 5,000 of which options were granted on January 31, 2000 in accordance with the terms of GREKA's 1997 Stock Option Plan at an exercise price of $8.625 per share.

(6) Consists of options presently exercisable to acquire 19,000 shares of GREKA common stock, 5,000 of which options were granted on January 31, 2000 in accordance with the terms of GREKA's 1997 Stock Option Plan at an exercise price of $8.625 per share.

(7) Includes options presently exercisable to acquire 349,000 shares of GREKA common stock held by directors and an executive officer of GREKA.

Item 13.   Certain Relationships and Related Transactions

         During the last three fiscal years, there have been no transactions between GREKA and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of GREKA's outstanding shares, nor any member of the above referenced individuals' immediate family, except for Mr. Grewal's restated employment agreement (See Item 11 - "Executive Compensation"), the loan from IPH (See Item 1 - "Description of Business; Financing & Debt Restructuring Activities"), and as set forth below.

         GREKA  has an  agreement  with  Grupo  de  Creacion,  Ltd.  ("GDC"),  a
Gibraltar corporation and a shareholder of the Company, for any European financing. Under the agreement, GDC assisted GREKA in arranging a private convertible debenture offering during 1999 resulting in proceeds of approximately $1,000,000. As compensation, GDC received a negotiated commission of 10% of the financing less expenses.

         On March 12, 1998, Richard Wedel, then an executive officer and director of GREKA, resigned and entered into an agreement providing for certain severance benefits and mutual covenants.

         It is GREKA 's policy that any future material transactions between it and members of its management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

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

10.13 Amendment to Promissory Notes dated January 20, 2000 between Greka and International Publishing Holding, Inc. (filed as Exhibit 10.13 to GREKA'S amended Report on Form 10-K filed on April 14, 2000 for the fiscal year ended December 31, 1999, and incorporated by reference herein)


10.14 Beaver Lake Resources Corporation March 1997 Re-Financing Agreement (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)

10.15 Preferred Stock Transfer Agreement dated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit 10.1 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

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


21.1 Subsidiaries of GREKA (filed as Exhibit 21.1 to GREKA'S amended Report on Form 10-K filed on April 14, 2000 for the fiscal year ended December 31, 1999 and incorporated by reference herein)


23.1          Consent of Arthur Andersen LLP *

23.2 Consent of Bateman & Co., Inc., P.C., Independent Certified Public Accountants, related to the financial statements for GREKA *

23.3          Consent of Netherland, Sewell & Associates, Inc.*

23.4          Consent of Sproule Associates Limited *


27.1 Financial Data Schedule (filed as Exhibit 27.1 to GREKA'S amended Report on Form 10-K filed on April 14, 2000 for the fiscal year ended December 31, 1999 and incorporated by reference herein)


* Filed herewith.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREKA ENERGY CORPORATION

  Dated: April 28, 2000             By: /s/ Randeep S. Grewal
                                       -------------------------------------
                                       Randeep S. Grewal, Chairman of the Board
                                       and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature           Title                             Date

/s/ Randeep S. Grewal
----------------------
Randeep S. Grewal            Chairman of the Board of          April 28, 2000
                             Directors and Chief
                             Executive Officer
                             (Principal Executive
                             Officer, Financial Officer
                             and Accounting Officer)
/s/ Jan F. Holtrop
----------------------
Dr. Jan F. Holtrop           Director                          April 28, 2000

/s/ Susan M. Whalen
----------------------
Susan M. Whalen              Director                          April 28, 2000

/s/ George C. Andrews
----------------------
George C. Andrews            Director                          April 28, 2000

/s/ Dai Vaughan
----------------------
Dai Vaughan                  Director                          April 28, 2000

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

/s/ Arthur Andersen LLP
New York, New York

April 14, 2000

Bateman & Co., Inc. P.C.                                       5 Briardale Court
Certified Public Accountants                              Houston, TX 77027-2094

                                                                  (713) 552-9800
                                                              Fax (713) 552-9700
                                                          www.batemanhouston.com

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
GREKA Energy Corporation



We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit), and cash flows of GREKA Energy Corporation, formerly known as Petro Union, Inc. (a Colorado corporation), dba Horizontal Ventures, Inc., for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of GREKA Energy Corporation for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


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


                            GREKA ENERGY CORPORATION
                 Consolidated Statements of Stockholders' Equity
                 For The Years Ended December 31, 1999 and 1998
                                   (Continued)


                                                                                  Capital
                                                 Capital In                     Contributed
                                               Excess of Par    Accumulated     by Limited
                                                   Value          Deficit        Partners         Total
                                               ------------    ------------    ------------    ------------

Balance, December 31, 1996 .................   $      3,445    $  (831,748)    $   818,000     $   (10,266)
Stock issued for services ..................             --             --              --             300
Stock issued in exchange for subordinated
  convertibel debentures, and not assets
   of limited parternership ...............       1,398,831             --        (818,000)        588,089
Stock issued for cash .....................         570,000             --             --          600,000
                                               ------------    ------------    ------------   ------------
Balance prior to reverse merger with
   Petro Union, Inc. ......................       1,972,276        (831,748)           --        1,178,123
Effect of reverse merger with .............
   Petro Union, Inc. ......................      (1,972,276)             --            --        4,172,399
Stock issued for cash in Reg. "S" offerings.             --              --            --        5,801,518
Loss, related offering costs                             --              --            --         (454,837)
Issuance of stock to retire note payable to
   related party ..............................          --             --             --           59,122
Net loss ......................................          --       (851,116)            --         (851,116)
                                                -----------    -----------    ------------    ------------
Balance, December 31, 1997 ....................          --     (1,682,864)            --        9,905,209
                                                -----------    -----------    ------------    ------------
Stock issued for cash in Reg. "S" offering, net          --             --             --           84,446
Issuance of stock to purchase shares of Saba
Petroleum Co. .................................          --             --             --       14,062,500
Net Loss ......................................          --      5,547,645)            --       (5,547,645)
                                                -----------    -----------   ------------     ------------
Balance as of December 31, 1998 ...............          --     (7,230,509)            --       18,504,510
                                                -----------    -----------   ------------     ------------
Issuance of stock for acquisition of Saba.......         --             --             --        9,869,904
Issuance of stock for acquisition of Beaver
  Lake minority interest .......................         --             --             --          506,978
Other issuances, net ...........................         --             --             --        1,149,142
Net income .....................................         --      3,367,032             --        3,367,032
Other comprehensive loss .......................         --             --        (19,243)         (19,243)
                                                ------------   -----------   ------------      ------------
Balance, December 31, 1998 ..................... $       --    $(3,863,477)  $    (19,243)    $ 33,378,323





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



                   Greka Energy Corporation and subsidiaries
                Schedule II - Valuation and qualifying Accounts
              For Each of the Three Years Ended December 31, 1999

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