Form 10-Q
period 2000-03-31
GREKA ENERGY CORP
filed 2000-05-15
CIK 840402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  _X_  Yes   ___ No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  X Yes   No
                      ---   ---


                  APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 15, 2000, GREKA had 4,339,940 shares of Common Stock, no par value per share, outstanding.

                                TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION .............................................3

Item 1.  Financial Statements...............................................3

   Condensed Consolidated Balance Sheets as of March 31, 2000
     (Unaudited) and December 31, 1999 .....................................3
   Condensed Consolidated Statements of Operations for the
      Three Month Periods Ended March 31, 2000 and 1999 (Unaudited).........4
   Condensed Consolidated Statements of Cash Flows for the
      Three Month Periods Ended March 31, 2000 and 1999 (Unaudited).........5
   Notes to Condensed Consolidated Financial Statements (Unaudited).........6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation...................................... 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................15

Item 2.  Changes in Securities and Use of Proceeds.........................15

Item 3.  Defaults Upon Senior Securities...................................15

Item 4.  Submission of Matters to a Vote of Security Holders...............15

Item 5.  Other Information.................................................15

Item 6.  Exhibits and Reports on Form 8-K..................................15

SIGNATURE..................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              FOR THE PERIODS ENDED


                                     ASSETS

                                                                     March 31,             December 31,
                                                                        2000                   1999
                                                                   ------------           --------------
                                                                    (Unaudited)
Current Assets
        Cash and equivalents                                        $   93,753               $   97,319
        Restricted Cash                                                      -                1,000,000
        Accounts receivable trade, net of
           allowance for doubtful accounts of
           $1,343,852 (1999) and $983,472 (2000)                     4,811,985                4,681,823
        Inventories                                                  7,599,625                4,253,277
        Other current assets                                         1,975,554                1,951,554
                                                                    ----------               ----------
                  Total Current Assets                              14,480,917               11,983,973
                                                                    ----------               ----------

Property and Equipment
        Investment in limestone property,
           at cost                                                   3,675,973                3,675,973
        Oil and gas properties (full cost method)                   30,828,082               29,653,061
        Land                                                        17,296,628               17,210,814
        Plant and equipment                                         26,944,144               26,875,661
                                                                    ----------               ----------
                                                                    78,744,827               77,415,509

        Less accumulated depletion, depreciation
           and amortization                                         (8,075,405)              (7,128,995)


        Other Assets                                                 1,757,469                1,943,196
                                                                   -----------              -----------
                  Total Assets                                     $86,907,808              $84,213,683
                                                                   ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

        Accounts payable and accrued expenses                      $ 9,685,348              $ 8,235,627
        Current maturities of long term notes and
           notes payable                                            13,094,419               13,173,296
        Short term borrowing                                         5,083,426                4,750,685
                                                                   -----------              -----------

                  Total Current Liabilities                         27,863,193               26,159,608

Long Term debt, net of current Portion                              15,695,298               15,695,825

Other Liabilities                                                    9,092,005                8,979,927

Stockholder's Equity
        Common Stock, no par value, 50,000,000
           Shares authorized and issued 4,339,940                   37,261,043               37,261,043
        Accumulated comprehensive income                               (19,243)                 (19,243)
        Accumulate deficit                                          (2,984,488)              (3,863,477)
                                                                   ------------             ------------
        Total Stockholders' Equity                                  34,257,312               33,378,323
                                                                   -----------              -----------
                                                                   $86,907,808              $84,213,683
                                                                   ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                    UNAUDITED

                                                                   2000                         1999
                                                                -----------                ------------
Revenues                                                         $9,680,426                 $   353,102
                                                                -----------                ------------
                  Total Revenues                                  9,680,426                     353,102

Expenses
        Production costs                                          5,422,864                     212,985
        General and administrative                                1,404,289                     424,736
        Depletion, depreciation and
           Amortization                                             946,914                     218,375
                                                                -----------                  ----------
                  Total Expenses                                  7,774,067                     856,096
                                                                -----------                  ----------

Operating Income (Loss)                                           1,906,359                    (502,994)
                                                               ------------                  -----------

Other Income (Expense)
        Equity in pre-merger loss of Saba                                --                    (553,483)
        Other                                                            --                      26,317
        Interest expense                                         (1,027,370)                   (103,420)
                                                                 -----------                 -----------

                  Other Income (Expense), Net                    (1,027,370)                   (630,586)
                                                                                             -----------
Income (Loss) before Income Tax                                     878,989                  (1,133,580)

Minority Interest in Loss (Earnings)
    of Consolidated Subsidiary                                           --                       1,038
                                                                -----------                 -----------

Provision for Income Tax                                                 --                          --
                                                                -----------                 -----------

Net Income (Loss)                                               $   878,989                 $(1,132,542)
                                                                ===========                 ===========


Net Income (Loss) per Common Share - Basic                      $       .20                 $     (0.38)
                                                                ===========                 ===========

Net Income (Loss) per Common Share - Diluted                    $       .20                 $     (0.38)
                                                                ===========                 ===========
Weighted Average Common Shares Outstanding
    Basic                                                         4,339,940                   3,025,655
                                                                ===========                 ===========
    Diluted                                                       4,494,546                   3,025,655
                                                                ===========                 ===========

  The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                       2000                    1999
                                                                    ------------           --------------
Cash flows from Operating Activities
        Net Income (Loss)                                            $   878,989            $(1,132,542)
        Adjustments to reconcile net loss
          Net cash used in operating activities:

        Depletion, depreciation and
           Amortization                                                  946,122                218,375
        Equity in pre-merger loss of Saba                                     --                553,483
        Minority Interest in (losses) of
           Consolidated subsidiary                                            --                 (1,038)

        Changes in:

        Accounts receivable                                             (130,396)              (181,034)
        Other assets                                                  (2,184,626)              (349,054)
        Accounts payable and accrued
           liabilities                                                 1,815,663                404,522
                                                                      ----------             ----------

                  Net Cash Provided (Used)
                   in Operating Activities                             1,071,888               (487,288)

Cash Flows from Investing Activities

        Expenditures for property and equipment                       (1,329,318)                (1,146)
        Expenditures for acquisition of Saba,
           net of cash acquired                                               --                260,318
                                                                      ----------             ----------
        Net Cash Provided by (Used In)
           investing Activities                                       (1,329,318)               259,172
                                                                      ----------             ----------
Cash Flows from Financing Activities

        Proceeds from notes payable and
           long-term debt                                                     --              1,000,000
        Principal payments on notes
           payable and long-term debt                                    263,864                 (6,771)
        Net proceeds from issuance of common stock                                                    -
                                                                    ------------             ----------
Net Cash Provided (Used) by Financing
        Activities                                                       253,864                993,229
                                                                    ------------             ----------
Net Increase (Decrease) in Cash and
        cash Equivalents                                                  (3,566)               765,113
Cash and Cash Equivalents at Beginning
        of Period                                                         97,319                250,212
                                                                    ------------             ----------
Cash and Cash Equivalents at End of Period                          $     93,753             $1,015,325
                                                                    ============             ==========


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1999, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 2000,and the consolidated results of operations for the three month periods ended March 31, 2000 and 1999, and the consolidated cash flows for the three month periods ended March 31, 2000 and 1999.

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

Business Segments

         The Company`s operations are in three industry segments: Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three month period ended March 31, 2000, is as follows:

                             Integrated         E&P               E&P        Corp. &
                             Operations      Americas            Int'l        Other          Total
                             -----------     ---------       -----------     -------        ------
Three Months
Ended March 31, 2000
--------------------
Total Oil and Gas
    Revenue                  $1,951,422     $ 2,826,845        $253,368   $(1,895,227)      3,136,408
Refinery Revenue              6,544,018                                                     6,544,018
                            -----------     -----------      -----------  -----------     -----------
Total Revenue                 8,495,440       2,826,845         253,368    (1,895,227)      9,680,426
                            -----------     -----------      -----------  -----------     -----------
Production Costs                704,630         740,517          56,068             0       1,501,215
Refinery Costs                5,816,876                                    (1,895,227)      3,921,649
Gross Profit                  1,973,934       2,086,328         197,300             0       4,257,562
Other Expenses                  721,061         397,676          46,533       239,019       1,404,289
DD&A Expenses                   479,660         413,762          53,492             0         946,914
Interest and other
    (expenses) income          (677,092)        (84,000)        (14,197)     (252,081)     (1,027,370)
                            -----------     -----------      ----------    ----------     -----------
Net income/loss             $    96,121     $ 1,190,890          83,078      (491,100)        878,989
                            ===========     ===========      ==========    ==========     ===========
Capital Expenditures        $   833,933     $   192,206      $  303,179    $        0     $ 1,329,318
Identifiable Assets         $59,713,297     $18,832,356      $8,270,094    $   92,061     $86,907,808
                            ===========     ===========      ==========    ==========     ===========


NOTE 2 - INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis or market and includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at March 31, 2000:

Raw Material ........................$ 2,888,538
Finished goods.......................  4,711,087
                                     -----------
   Total ............................$ 7,599,625
                                     ===========

NOTE 3 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the three month periods ended March 31, 2000 and 1999:

                                              2000                     1999
                                          ------------               --------
          Interest paid                   $  1,103,169               $103,420
          Income taxes paid                         --                     --

Non-cash investing and financing transactions are as follows:

A promissory note ($345,290), bearing interest at the rate of 13.5%, that was due to the seller of an oil and gas property, which was acquired by Saba in December 1997, was cancelled by the seller as part of a settlement. The settled amount is part of the accounts payable at March 31, 2000.

NOTE 4 - CONTINGENCIES

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

In 1995, GREKA's subsidiary agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the subsidiary assume the obligation to abandon any wells that the subsidiary did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the subsidiary were obtained. A third party whose consent was required to transfer the property did not consent to the transfer and is holding the seller accountable for all remediation. Management believes the subsidiary has no obligation to remediate this property because it believes the seller did not give the subsidiary any consideration to enter into the contract for the property. Notwithstanding the subsidiary's compliance in proceeding with any required remediation on seller's account, the subsidiary is committed to hold the seller accountable for the required obligations of the property. Since the investigation is not complete, an accurate estimate of cost cannot be made.

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

The two actions are targeted to increase throughput into the refinery from the highest rate during 1999 of approximately 4,500 barrels per day to 10,000 barrels per day by year end 2002. It is anticipated that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using the equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA's shareholders.

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

         Immediately subsequent to the completion of the acquisition, management commenced its strategy which resulted in the following material accomplishments:

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

O In February 2000, GREKA announced that it had the option to re-purchase Colombian assets valued at approximately $65 million (PV-10) pursuant to the Company's calculations that a look-back provision, under the agreement by which the assets were sold, is three times greater than the required valuation threshold. In March 2000, GREKA further announced that, subject to a court order directing rescission of the sale, it had exercised its option to re- purchase the Colombian assets for an estimated cost of $12 million which will result in the Company's receipt of assets with a PV-10 value of approximately $65 million at December 31, 1999 (approximately $12.22 per share outstanding). (See Part II, Item 1-"Legal Proceedings")

Cautionary Information About Forward-Looking Statements

     This document  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

* the benefits expected to result from GREKA's acquisition of Saba,  including
* synergies in the form of increased  revenues,
* decreased expenses and avoided expenses and expenditures that are expected to be realized as a result of the Saba acquisition, and
* the complementary nature of GREKA's horizontal drilling technology and certain oil reserves acquired with the acquisition of Saba, and other statements of:

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

     GREKA cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with:

*    the financial environment,
*    general economic, market and business conditions,
*    the regulatory environment,
*    business  opportunities  that may be  presented  to and  pursued  by GREKA,
*    changes in laws or  regulations
*    exploitation  and  exploration  successes,
*    availability to obtain  additional  financing on favorable  conditions,
*    trend projections, and
*    other factors, many of which are beyond GREKA's control,

that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Long-Term Potential

         Management believes that the results of operations for the three month period ended March 31, 2000 and cash flows of GREKA reported herein should be indicative of the expected future first quote results of operations and cash flows of GREKA, since the results of operations of the Company's refinery are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company. The Company's EBITDA is 29.5% of its revenue for the three months ended March 31, 2000, and it is expected that, as the Company increases its revenues, its cash flows should continue to increase.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2000 and 1999

     Revenues increased from $353,102 for the first quarter of 1999 to $9,680,426 for the first quarter of 2000 primarily as a result of the acquisition effective March 24, 1999 of Saba and the restructuring of assets.

     Production  costs  increased from $212,985 for the first quarter of 1999 to
$5,422,864   for  the  first  quarter  of  2000  primarily  as  a  result  of  a significantly larger asset base of operations.

     General and administrative expenses increased from $424,736 for the first quarter of 1999 to $1,404,289 for the first quarter of 2000 primarily as a result of a significantly larger employee and operations base brought on with the Saba acquisition.

     Depreciation, depletion and amortization increased from $218,375 for the first quarter of 1999 to $946,914 for the first quarter of 2000 also primarily as a result of significantly larger asset base of operations.

     Interest expense increased from $103,420 for the first quarter of 1999 to $1,027,370 for the first quarter of 2000 primarily as a result of assumption of Saba's debt as a result of the acquisition.

Liquidity and Capital Resources

     The working capital deficit at March 31, 2000 of $13,382,276 decreased from a working capital deficit of $37,976,391 at March 31, 1999. Current assets increased $6,220,465 from $8,260,452 at March 31, 1999 to $14,480,917 at March
31, 2000 which includes a decrease of $921,572 in cash and cash equivalents from $1,015,325 at March 31, 1999 to $93,753 at March 31, 2000. Approximately $7.6
million of refinery raw material and finished product inventory result from refinery operations. Current liabilities decreased from $46,237,343 at March 31, 1999 to $27,863,193 at March 31, 2000, a decrease of $18,374,150 principally as a result of refinancing of the majority of the acquired debt which had been in default. The current portion of long term debt decreased $12,321,766 during the period. The foregoing changes are a result of the acquisition of Saba and the Company's assumption of the marketing and sales operations of its Santa Maria refinery.

Cash Flows

     Cash used in operations improved from an outflow of $487,288 for the three months ended March 31, 1999 to an inflow of $1,071,888 for the three months ended March 31, 2000. Net income for the period, adjusted for non-cash charges, provided $1,825,111 of cash inflow.

     The Company's net cash flows from investing activities decreased from a net inflow of $259,172 for the three months ended March 31, 1999. The Company had no investment activity for the three months ended March 31, 2000. This change was primarily attributable to the cash outflow in the prior year to acquire the investment in Saba.

     The Company's net cash provided by financing activities of $993,229 for the three months ended March 31, 1999 compared to a net use of cash of $753,864 for the three months ended March 31, 2000.

Liquidity

     Under the direction of GREKA's management and in accordance with its business strategy, GREKA has improved its liquidity and expects to have low capital requirements. Specifically, GREKA expects to fund its capex by its cash flow and lines of credit in place.

Capital Expenditures

         The Company's growth is focused on acquisitions that are synergistic with its technology. It is intended that such acquisitions will be achieved concurrent with the closing of adequate financing. Operationally on the current asset base, the Company expects to fund its annual capex by its cash flow and lines of credit in place.

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

Financing and Debt Restructuring Activities

     Outstanding debt and the Company's plans for payment or restructuring:

     * Effective January 1, 2000, the $500,000 and $1,500,000 loans from International Publishing Holding were consolidated into one loan with a maturity date of June 30, 2000, bearing interest at the rate of 9% per annum from January 1, 2000 payable quarterly, with monthly installment payments of $100,000. The Company paid $180,000 in consideration of extending the loan from December 31, 1999. If the entire unpaid principal and/or accrued interest is not paid at maturity, the amount of principal owed and rate of increase shall increase. The loan is collateralized by all of the issued and outstanding shares of capital stock of a subsidiary of the Company.

     * The Company is currently exchanging the Saba 9% senior subordinated debentures ($3.6 million) for new debentures of the Company. The Company's offer to exchange the Saba debentures expires on June 30, 2000.

Inflation

         GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

           At March 31, 2000, the Company's operations were not exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The following material developments occurred during the quarter ended March 31, 2000 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999:

     As reported in the GREKA 1999 Annual Report on Form 10-K/A, in February 2000, GREKA's subsidiary filed an action against Omimex Resources, Inc. and its subsidiaries seeking an order directing rescission of an asset purchase agreement effective January 1, 1999 or, alternatively, directing specific performance of the agreement by Omimex. The Company's subsidiary alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. While the subsidiary plans to vigorously pursue all claims against Omimex and defend all counter-allegations, the litigation is in its preliminary discovery stages. The parties are working toward closing on the Company's re-purchase of the Colombian assets whereupon they intend to dismiss their claims in the legal proceedings.

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

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     The information required by this Item is incorporated herein by reference to the discussion in Part I Item 1 of the Company's Form 10-K/A for the year ended December 31, 1999 under the subheading "Financing and Debt Restructuring Activities" at page 8.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.    Description

        11.1        Computation of Earnings per Common Share*

        27.1        Financial Data Schedule*

* Filed herewith

     (b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:

Current Report on Form 8-K dated  February 18, 2000 which reported  events under
Item 5, Other Events.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GREKA ENERGY CORPORATION

Date: May 15, 2000          By:/s/ Randeep S. Grewal
                               -------------------------------
                               Randeep S. Grewal, Chairman and
                               Chief Executive Officer