Form 10-Q
period 2000-06-30
GREKA ENERGY CORP
filed 2000-08-15
CIK 840402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  X Yes   No
                      ---   ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 14, 2000, GREKA had 4,339,940 shares of Common Stock, no par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                          Page

PART I - FINANCIAL INFORMATION .............................................3

Item 1.  Financial Statements...............................................3

   Condensed Consolidated Balance Sheets as of June 30, 2000
     (Unaudited) and December 31, 1999 .....................................3
   Condensed Consolidated Statements of Operations for the Six and
      Three Month Periods Ended June 30, 2000 and 1999 (Unaudited)..........4
   Condensed Consolidated Statements of Cash Flows for the
      Six Month Periods Ended June 30, 2000 and 1999 (Unaudited)............5
   Notes to Condensed Consolidated Financial Statements (Unaudited).........6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation...................................... 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................17

Item 2.  Changes in Securities and Use of Proceeds.........................17

Item 3.  Defaults Upon Senior Securities...................................17

Item 4.  Submission of Matters to a Vote of Security Holders...............17

Item 5.  Other Information.................................................17

Item 6.  Exhibits and Reports on Form 8-K..................................18

SIGNATURE..................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,              December 31,
                                                                   2000                     1999
                                                                ------------            ------------
                                                                 (Unaudited)
Current Assets
        Cash and equivalents                                     $1,313,951              $   97,319
        Restricted cash                                             224,139               1,000,000
        Accounts receivable trade, net of
           allowance for doubtful accounts of
           $1,343,852 (1999)                                      7,297,385               4,681,823
        Inventories                                               5,145,432               4,253,277
        Other current assets                                      1,163,647               1,951,554
                                                                 ----------              ----------
                  Total Current Assets                           15,144,555              11,983,973
                                                                 ----------              ----------

Property and Equipment
        Investment in limestone property,
           at cost                                                3,675,973               3,675,973
        Oil and gas properties (full cost method)                29,969,435              29,653,061
        Land                                                     17,387,740              17,210,814
        Plant and equipment                                      27,400,325              26,875,661
                                                                 ----------              ----------
                                                                 78,433,473              77,415,509

        Less accumulated depletion, depreciation
           and amortization                                     (8,718,830)             (7,128,995)
                                                                 ----------              ----------
          Property and Equipment - Net                           69,714,643              70,286,514

        Other Assets                                              2,400,671               1,943,196
                                                                 ----------              ----------
                  Total Assets                                  $87,259,869             $84,213,683
                                                                 ==========              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                   $ 7,440,729             $ 8,235,627
        Current maturities of long term notes                     7,645,168              13,173,296
                                                                 ----------              ----------

                  Total Current Liabilities                      15,085,897              21,408,923

Long Term debt, net of current Portion                           24,537,321              20,446,510

Other Liabilities                                                 9,844,178               8,979,927

Stockholder's Equity
        Common Stock, no par value, 50,000,000
           Shares authorized, issued 4,339,940                   37,261,043              37,261,043
        Accumulated comprehensive income(loss)                      (19,243)                (19,243)
        Retained (deficit) earnings                                 550,673              (3,863,477)
                                                                 ----------              ----------
        Total Stockholders' Equity                               37,792,473              33,378,323
                                                                 ----------              ----------
                                                                $87,259,869             $84,213,683
                                                                 ==========              ==========



   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                   Six Months Ended June 30,  Three Months Ended June 30,
                                                   -------------------------  --------------------------
                                                       2000        1999          2000           1999
                                                    ----------- -----------   -----------    -----------
Revenues

                  Total Revenues                    $23,379,915 $ 9,048,558   $13,699,489    $ 8,695,456

Expenses
        Production costs                             12,439,433   4,648,400     7,016,569      4,435,414
        General and administrative                    3,124,510   1,587,002     1,720,221      1,162,267
        Depletion, depreciation and
           Amortization                               1,589,839   1,719,186       642,925      1,500,811
                                                     ----------   ---------     ---------      ---------
                  Total Expenses                     17,153,782   7,954,589     9,379,715      7,098,492

Operating Income (Loss)                               6,226,133   1,093,969     4,319,774      1,596,964


Other Income (Expense)
        Equity in pre-merger loss of Saba                    --    (553,483)           --             --
        Other                                                --     679,265            --        652,948
        Interest (expense)                           (1,811,984)   (646,271)     (784,614)      (542,851)
                                                     ----------   ---------     ---------      ---------
                  Other Income (Expense), Net        (1,811,984)   (520,489)     (784,614)       110,097


Income (Loss) before Income Tax                       4,414,150     573,480     3,535,160      1,707,061

Provision for Colombian Taxes                                --     472,100            --        472,100

Minority Interest in Loss (Earnings)
    of Consolidated Subsidiary                               --     (20,617)           --        (19,579)
                                                     ----------   ---------     ---------      ---------

Net Income                                           $4,414,160     121,997     3,535,160      1,254,540
                                                     ----------   ---------     ---------      ---------

Other Comprehensive Income                                   --       63,982            --        63,982
                                                     ----------   ---------     ---------      ---------

Net Comprehensive Income                            $ 4,414,160  $   185,979  $ 3,535,160    $ 1,318,522
                                                     ==========   ==========   ==========     ==========

Earnings per share
      Basic
      Net income per share                          $      1.02  $      0.03  $       .81    $      0.31
                                                     ==========   ==========   ==========     ==========

Diluted
      Net income per share                          $      0.99  $      0.03  $      0.80    $      0.31
                                                     ==========   ==========   ==========     ==========


Weighted average shares outstanding

      Basic                                           4,339,940    3,626,639    4,339,940      4,221,018
                                                     ==========   ==========   ==========     ==========
      Diluted                                         4,443,366    3,626,639    4,414,449      4,221,018
                                                     ==========   ==========   ==========     ==========




  The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                          2000                    1999
                                                                      ------------           --------------
Cash flows from Operating Activities

        Net Income                                                      $4,414,160              $121,997
        Adjustments to reconcile net
           income to net cash provided by(used for)
           operating activities
        Depletion, depreciation and

        Amortization                                                     1,589,839             1,719,186
        Equity in pre-merger loss of Saba                                       --               553,483
        Compensation Expense - Common Stock                                     --               150,000

        Changes in:

        Accounts receivable                                             (2,615,562)           (3,054,506)
          Other current assets                                           1,051,794              (116,128)
        Other assets                                                      (451,475)                   --
        Inventory                                                         (892,155)           (1,267,571)
        Accounts payable and accrued
           Liabilities                                                     794,898            (1,095,747)
        Minority interest in loss of subsidiary                                 --               (20,617)
                                                                        ----------            ----------

                  Net Cash Provided (Used)
                   in Operating Activities                               3,891,499               818,409
Cash Flows from Investing Activities

        Expenditures for property and equipment                         (1,137,964)             (474,403)
        Proceeds from sale of property                                     120,000                    --
        Acquisition of inventory                                                --             1,000,000
        Expenditures for acquisition of Saba,
           net of cash acquired                                                 --               234,850
                                                                        ----------            ----------
        Net Cash Used In

           investing Activities                                         (1,017,964)         (  1,239,553)
                                                                        ----------            ----------
Cash Flows from Financing Activities

        Proceeds from(payments of) notes payable and
           long-term debt                                               (3,904,617)           11,526,450
        Principal payments on notes
           payable and long-term debt                                   (5,381,696)           (7,219,733)
        Net increase in revolver loan                                      335,560                    --
        Payment of financing cost                                               --              (330,438)
                                                                        ----------            ----------
Net Cash Provided (Used) by Financing

        Activities                                                      (1,656,903)            3,976,369
                                                                        ----------            ----------
Net Increase (Decrease) in Cash and

        cash Equivalents                                                 1,216,632             1,918,407
Cash and Cash Equivalents at Beginning
        of Period                                                           97,319               250,212
                                                                        ----------            ----------
Cash and Cash Equivalents at End of Period                              $1,313,951            $2,186,619
                                                                        ==========            ==========


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1999, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 2000,and the consolidated results of operations for the six and three month periods ended June 30, 2000 and 1999, and the consolidated cash flows for the six month periods ended June 30, 2000 and 1999.

Oil and Gas Properties

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

Business Segments

         The Company`s operations are in three industry segments: Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three and six month periods ended June 30, 2000 and 1999, is as follows (in thousands):

Three Months                      Integrated          E&P             E&P       Corporate
Ended June 30, 2000               Operations       Americas      International  and other        Total
-------------------               ----------       --------      -------------  ---------      -------
Total Oil and Gas Revenue        $   2,206          $3,428          $170        ($2,262)      $3,541
Refinery Revenue                    10,158               0             0              0       10,158
Total Revenue                       12,364           3,428           170        ( 2,262)      13,699
Production Costs                       668             979            27              0        1,674
Refinery Costs                       7,604               0             0        ( 2,262)       5,342
Gross Profit                         4,092           2,449           142              0        6,683
Other Expenses                         395             472            58            795        1,720
DD&A Expenses                          250             369            24              0          643
EBITDA                               3,697           1,977            84       (    795)       4,963
EBIT                                 3,447           1,608            60       (    795)       4,320
Interest and other
     (expenses) income                 537            (15)            13            250          785
Net income (loss)                   $2,910          $1,623           $47       ( $1,045)      $3,535
                                    ================================================================

Six Months                      Integrated            E&P            E&P        Corporate
Ended June 30, 2000             Operations         Americas     International   and other     Total
-------------------             ----------         --------     -------------   ---------    -------
Total Oil and Gas Revenue         $  4,157        $  6,255       $   423       ($4,157)     $  6,678
Refinery Revenue                    16,702               0             0             0        16,702
Total Revenue                       20,859           6,255           423        (4,157)       23,380
Production Costs                     1,373           1,719            84             0         3,175
Refinery Costs                      13,421               0             0        (4,157)        9,264
Gross Profit                         6,066           4,535           339             0        10,940
Other Expenses                       1,116             870           104         1,034         3,125
DD&A Expenses                          729             783            77             0         1,590
EBITDA                               4,950           3,665           235        (1,034)        7,816
EBIT                                 4,221           2,882           157        (1,034)        6,226
Interest and other
     (expenses) income               1,214              69            27           502         1,812
Net income (loss)                 $  3,007        $  2,814          $129       ($1,536)       $4,414
                                  ==================================================================

Capital Expenditures             $     478       $     708      $  (419)       $   251      $  1,018
Identifiable Assets              $  58,241       $  15,331      $  7,622       $ 6,066      $ 87,260



Three Months                    Integrated            E&P            E&P        Corporate
Ended June 30, 1999             Operations         Americas     International   and other      Total
-------------------             ----------         --------     -------------   ---------    -------
Total Revenue                     $  5,314          $1,510      $  1,872         $    0     $  8,696
Production Costs                     2,698             715         1,023              0        4,436
Gross Profit                         2,616             795           849              0        4,260
Other Expenses                         163             416           100            483        1,162
DD&A Expenses                          800             401           267             33        1,501
EBITDA                               2,452             379           749           (483)       3,097
EBIT                                 1,653             (22)          482           (516)       1,597
Interest and other
     (expenses) income                  72              62           (76)           284          342
Net income (loss)                 $  1,581          $  (84)     $    558         $ (800)    $  1,255
                                  ==================================================================




Six Months                      Integrated            E&P            E&P        Corporate
Ended June 30, 1999             Operations         Americas     International   and other      Total
-------------------             ----------         --------     -------------   ---------    -------
Total Revenue                     $  5,470        $  1,564     $   2,015         $     0     $  9,049
Production Costs                     2,787             751         1,111               0        4,649
Gross Profit                         2,683             813           904               0        4,400
Other Expenses                         181             423           127             856        1,587
DD&A Expenses                          921             442           299              57        1,719
EBITDA                               2,502             390           777            (856)       2,813
EBIT                                 1,581             (52)          478             (93)       1,094
Interest and other
     (expenses) income                  72              62           (76)            914          972
Net income (loss)                 $  1,509        $   (114)    $     554         $(1,827)     $   122
                                  ===================================================================

NOTE 2 - INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis or market and includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at June 30, 2000:

Raw Material ........................$ 1,450,517
Finished goods.......................  3,694,915
                                     -----------
   Total ............................$ 5,145,432
                                     ===========

NOTE 3 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the six month periods ended June 30, 2000 and 1999:

                                              2000                     1999
                                          ------------               --------
          Interest paid                   $1,701,984                $784,614
          Income taxes paid               $        0                $      0



NOTE 4 - CONTINGENCIES

In 1993, GREKA's subsidiary acquired a producing mineral interest in California from a major oil company. At the time of acquisition, the subsidiary's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After the subsidiary assumed operation of the property, it became aware of additional diluent contamination and believes the major oil company is responsible to remediate these areas as well. The subsidiary has notified the seller of its obligation to remediate. Notwithstanding the subsidiary's compliance in proceeding with any required remediation on seller's account, the subsidiary is committed to hold the seller accountable for the required remediation. Since the investigation is not complete, an accurate estimate of cost cannot be made. In May 2000, the Company and the seller were named as parties to a legal proceeding filed by the surface owner of the property with respect to the contamination. (See Part II, Item 1-"Legal Proceedings")

In 1995, GREKA's subsidiary agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the subsidiary assume the obligation to abandon any wells that the subsidiary did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the subsidiary were obtained. A third party whose consent was required to transfer the property did not consent to the transfer and is holding the seller accountable for all remediation. Management believes the subsidiary has no obligation to remediate this property because it believes the seller did not give the subsidiary any consideration to enter into the contract for the property. Since May 2000, the subsidiary commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding the subsidiary's compliance in proceeding with any required remediation on seller's account, the subsidiary is committed to hold the seller accountable for the required obligations of the property. Since the investigation is not complete, an accurate estimate of cost cannot be made.

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

NOTE 5 - SALE OF NON-PRODUCING ASSETS

         In June and July 2000, the Company's Canadian subsidiary sold a portion of its non-producing oil and gas assets for an aggregate contract price of $0.9 million.

NOTE 6 - FINANCING AND DEBT RESTRUCTURING

         In June 2000, the Company closed with Canadian Imperical Bank of Commerce the financing of up to $47.5 million with actual availability subject to borrowing base adjustments. A portion of the proceeds were paid to reduce the current debt of the Company, which payment resulted in the complete elimination of all Bank One debt ($2,986,497).

         In June 2000, the Company exchanged $3.3 million of Saba 9% senior subordinated debentures for GREKA debentures.

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

         Exploitation, Exploration & Production

         GREKA is focusing on return to production ("RTP") work that had been ignored by Saba. Such RTP has enhanced and is expected to continue to enhance the current production levels and capitalize on current oil prices (as announced in GREKA's press release of August 1, 2000). GREKA plans to capitalize on its existing portfolio of domestic and international exploitation and exploration projects that are synergistic with GREKA's BP Amoco Horizontal Drilling Technology. GREKA plans to specifically focus on its existing concessions in strategic locations, such as China, where GREKA believes there is a significant, long-term demand for energy and a niche advantage for the Company.

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

o In February 2000, GREKA announced that it had the option to re-purchase Colombian assets valued at approximately $65 million (PV-10) pursuant to the Company's calculations that a look-back provision, under the agreement by which the assets were sold, is three times greater than the required valuation threshold. In March 2000, GREKA further announced that, subject to a court order directing rescission of the sale, it had exercised its option to re- purchase the Colombian assets for an estimated cost of $12 million which will result in the Company's receipt of assets with a PV-10 value of approximately $65 million at December 31, 1999 (approximately $12.22 per share outstanding). In August 2000, GREKA announced that it had secured the Colombian assets with a court-ordered injunction, prohibiting the transfer, encumbrance or disposition of the assets and related cash flow until the court determines the rights of the parties under the agreement. (See Part II, Item 1-"Legal Proceedings")

o    In June 2000,  the Company  closed with Canadian  Imperial Bank of Commerce
     ("CIBC") the financing of up to $47.5 million with actual availability subject to borrowing base adjustments. A portion of the proceeds were paid to reduce the current debt of the Company, which payment resulted in the complete elimination of all Bank One debt.

o In June 2000, the Company exchanged $3.3 million of Saba 9% senior subordinated debentures for GREKA debentures.

o In June and July 2000, the Company's Canadian subsidiary sold a portion of its non-producing assets for an aggregate contract price of $0.9 million.

o In August 2000, the Company announced that its daily production increased over 22%, with an 18% increase in oil production and a 34% increase in gas production since December 1999. The Company further highlighted the concentration of its E&P Americas segment on increasing gas production which had risen 66% in June compared to March, through a continuous workover program.

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

Long-Term Potential

         Management believes that the results of operations for the three month period ended June 30, 2000 and cash flows of GREKA reported herein should be indicative of the expected future second quarter results of operations and cash flows of GREKA, since the results of operations of the Company's refinery are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company. The Company's EBITDA is 36% of its revenue for the three months ended June 30, 2000, and it is expected that, as the Company increases its revenues, its cash flows should continue to increase.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2000 and 1999

     Revenues increased from $8,695,456 for the second quarter of 1999 to $13,699,489 for the second quarter of 2000 primarily as a result of increased production and increased prices.

     Production costs increased from $4,435,414 for the second quarter of 1999 to $7,016,569 for the second quarter of 2000 primarily as a result of an increase in the price of crude oil that was purchased by the refinery.

     General and administrative expenses increased from $1,162,267 for the second quarter of 1999 to $1,720,221 for the second quarter of 2000 primarily as a result of increased staffing.

     Depreciation, depletion and amortization decreased from $1,500,811 for the second quarter of 1999 to $642,925 for the second quarter of 2000 also primarily as a result of the Company having an increased reserve base.

     Interest expense increased from $542,581 for the second quarter of 1999 to $784,614 for the second quarter of 2000 primarily as a result of slightly higher interest rates.

Comparison of Six Month Periods Ended June 30, 2000 and 1999

     Revenues increased from $9,048,558 for the first half of 1999 to $23,379,915 for the first half of 2000 primarily as a result of increased production and increased prices and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

     Production costs increased from $4,648,400 for the first half of 1999 to $12,439,483 for the first half of 2000 primarily as a result of an increase in the price of crude oil that was purchased by the refinery and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

     General and administrative expenses increased from $1,587,002 for the first half of 1999 to $3,124,510 for the first half of 2000 primarily as a result of increased staffing.

     Depreciation, depletion and amortization decreased from $1,719,186 for the first half of 1999 to $1,589,839 for the first half of 2000 also primarily as a result of the Company having an increased reserve base.

     Interest expense increased from $646,271 for the first half of 1999 to $1,811,984 for the first half of 2000 primarily as a result of slightly higher interest rates and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

Liquidity and Capital Resources

         The working capital at June 30, 2000 was $58,658 compared to a working capital deficit of $22,404,303 at June 30, 1999. Current assets increased $957,315 from $14,187,240 at June 30, 1999 to $15,144,555 at June 30, 2000 which includes a decrease of $630,529 in cash and cash equivalents from $2,168,619 at June 30, 1999 to $1,538,090 at June 30, 2000. Approximately $5,145,432 of
refinery raw material and finished product inventories resulted from refinery operations. Current liabilities decreased from $36,591,543 at June 30, 1999 to $15,085,897 at June 30, 2000, a decrease of $21,505,767 principally as a result of the restructuring of most of the Company's installment debt. The current portion of long term debt decreased $15,981,185 between the periods.

Cash Flows

     Cash used in operations improved from an outflow of $818,409 for the six months ended June 30, 1999 to an inflow of $3,891,499 for the six months ended June 30, 2000. Net income for the period, adjusted for non-cash charges, provided $6,003,999 of cash inflow.

     The Company's net cash flows from investing activities decreased from a net outflow of $1,239,553 for the six months ended June 30, 1999 to an outflow of $1,017,694 for the six months ended June 30, 2000.

     The Company's net cash provided by financing activities of $3,976,369 for the six months ended June 30, 1999 compared to a net use of cash of $1,656,903 for the six months ended June 30, 2000.

Liquidity

     Under the direction of GREKA's management and in accordance with its business strategy, GREKA has improved its liquidity and expects to have low capital requirements. Specifically, GREKA expects to fund future capital expenditures from its cash flow and lines of credit in place.

Capital Expenditures

         The Company's growth is focused on acquisitions that are synergistic with its technology. It is intended that such acquisitions will be achieved concurrent with the closing of adequate financing. Operationally on the current asset base, the Company expects to fund its annual capital expenditures by its cash flow and lines of credit in place.

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

Financing and Debt Restructuring Activities

     Outstanding debt and the Company's plans for payment or restructuring:

     * The Company closed with CIBC the financing of up to $47.5 million with actual availability subject to borrowing base adjustments. A portion of the proceeds were paid to reduce the current debt of the Company, which payment resulted in the complete elimination of all Bank One debt booked by the Company resulting from its acquisition of Saba. Additional proceeds of the loan are to be used for acquisitions, working capital and other general corporate purposes.

     * The Company exchanged $3.3 million of Saba 9% senior subordinated debentures for GREKA debentures.

Inflation

         GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

           At June 30, 2000, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The following material developments occurred during the quarter ended June 30, 2000 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999:

     As reported in the GREKA 1999 Annual Report on Form 10-K/A, in February 2000, GREKA's subsidiary filed an action against Omimex Resources, Inc. and its subsidiaries seeking an order directing rescission of an asset purchase agreement effective January 1, 1999 or, alternatively, directing specific performance of the agreement by Omimex. The Company's subsidiary alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. While the subsidiary plans to vigorously pursue all claims against Omimex and defend all counter-allegations, the litigation is in its preliminary discovery stages. The parties were working toward closing on the Company's re-purchase of the Colombian assets, which closing was extended to July 2000. Omimex refused to close on July 14th as proposed by the Company. After the court's finding of a likelihood that the Company will prevail on the merits of its claims for Omimex's breach of the agreement and breach of the implied covenant of good faith and fair dealing, the Company was granted a temporary restraining order and then an injunction securing and protecting GREKA's rights to the assets and related cash flow through trial.

         Pond v. GREKA Energy Corporation, et al. (Case No. 1007775, Superior Court of the State of California, County of Santa Barbara, Santa Maria Branch, May 2000). Eddie and Jeanne Pond have brought an action against GREKA, Unocal Corporation and others seeking damages of an unspecified amount based on claims arising from defendants' alleged contamination of the surface property owned by the Ponds. While GREKA plans to vigorously defend all claims asserted by the Ponds and to aggressively pursue all counter and third party claims, the litigation is in its preliminary stages of discovery. (see "Note 4 - CONTINGENCIES of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS")

         From time to time, the Company and its subsidiaries are a named party in legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial condition or results of operations.

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

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.    Description

         10.1 Credit And Guarantee Agreement dated as of June 19, 2000 among Greka AM, Inc. as borrower, the Company as guarantor, CIBC, Inc. as lender, Canadian Imperial Bank of Commerce as administrative agent, and CIBC World Markets Corp as arranger*

         11.1     Computation of Earnings per Common Share*

         27.1     Financial Data Schedule*

* Filed herewith

     (b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:

Current Report on Form 8-K dated July 7, 2000 which reported events under Item 5, Other Events.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GREKA ENERGY CORPORATION

Date: August 14, 2000          By:/s/ Randeep S. Grewal
                               -------------------------------
                               Randeep S. Grewal, Chairman and
                             Chief Executive Officer