Form 10-Q
period 2000-09-30
GREKA ENERGY CORP
filed 2000-11-14
CIK 840402

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

As of November 13, 2000, GREKA had 3,566,801 shares of Common Stock, no par value, outstanding.

                                TABLE OF CONTENTS


                                                                           Page

PART I - FINANCIAL INFORMATION .............................................3

Item 1.  Financial Statements...............................................3

   Condensed Consolidated Balance Sheets as of September 30, 2000
     (Unaudited) and December 31, 1999 .....................................3
   Condensed Consolidated Statements of Operations for the Nine and
      Three Month Periods Ended September 30, 2000 and 1999 (Unaudited).....4
   Condensed Consolidated Statements of Cash Flows for the
      Nine Month Periods Ended September 30, 2000 and 1999 (Unaudited)......5
   Notes to Condensed Consolidated Financial Statements (Unaudited).........6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation......................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................16

Item 2.  Changes in Securities and Use of Proceeds.........................16

Item 3.  Defaults Upon Senior Securities...................................16

Item 4.  Submission of Matters to a Vote of Security Holders...............16

Item 5.  Other Information.................................................16

Item 6.  Exhibits and Reports on Form 8-K..................................17

SIGNATURE..................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             September 30,     December 31,
                                                                 2000              1999
                                                             ------------      ------------
                                                             (Unaudited)
Current Assets
        Cash and equivalents                                 $  2,657,665      $     97,319
        Restricted cash                                                --         1,000,000
        Accounts receivable trade, net of
           allowance for doubtful accounts of
           $1,343,852 (1999) $0 (2000)                         12,023,875         4,681,823
        Inventories                                             5,669,220         4,253,277
        Other current assets                                    1,181,544         1,951,554
                                                             ------------      ------------
                  Total Current Assets                         21,532,304        11,983,973
                                                             ------------      ------------

Property and Equipment
        Investment in limestone property,
           at cost                                              3,675,973         3,675,973
        Oil and gas properties (full cost method)              33,095,097        29,653,061
        Land                                                   17,387,740        17,210,814
        Plant and equipment                                    27,618,117        26,875,661
                                                             ------------      ------------
                                                               81,776,927        77,415,509

        Less accumulated depletion, depreciation
           and amortization                                    (9,002,129)       (7,128,995)
                                                             ------------      ------------
          Property and Equipment - Net                         72,774,798        70,286,514

Other Assets                                                    2,748,671         1,943,196
                                                             ------------      ------------
                  Total Assets                               $ 97,055,773      $ 84,213,683
                                                             ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                   7,459,375      $  8,235,627
        Current maturities of long term notes                  16,164,682        13,173,296
                                                             ------------      ------------

                  Total Current Liabilities                    23,624,057        21,408,923

Long Term debt, net of current Portion                         22,359,403        20,446,510

Other Liabilities                                               8,880,549         8,979,927

Stockholder's Equity
        Common Stock, no par value, 50,000,000
           Shares authorized, issued 4,339,940 at
           12/31/99 and 4,280,078 at September 30, 2000        37,001,043        37,261,043
         Accumulated comprehensive income (loss)                       --           (19,243)
        Retained (deficit) earnings                             5,190,721        (3,863,477)
                                                             ------------      ------------
        Total Stockholders' Equity                             42,191,764        33,378,323
                                                             ------------      ------------
                                                             $ 97,055,773      $ 84,213,683
                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                 Nine Months Ended Sept. 30,    Three Months Ended Sept. 30,
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
Revenues                                        $ 35,685,294    $ 18,682,475    $ 12,305,379    $  9,633,912

Expenses
        Production costs                          16,200,408      10,283,740       3,760,975       5,635,340
        General and administrative                 5,035,431       2,347,971       1,910,922         760,968
        Depletion, depreciation and
           Amortization                            2,420,839       2,830,334         831,000       1,111,148
                                                ------------    ------------    ------------    ------------
                  Total Expenses                  23,656,678      15,462,045       6,502,897       7,507,456

Operating Income                                  12,028,616       3,220,430       5,802,482       2,126,456


Other Income (Expense)
        Equity in pre-merger loss of Saba                 --        (553,483)             --              --
        Other                                             --         650,516              --         (28,749)
        Interest expense                          (2,974,418)     (1,334,996)     (1,162,434)       (688,675)
                                                ------------    ------------    ------------    ------------
                  Other Income (Expense), Net     (2,974,418)     (1,237,963)     (1,162,434)       (717,424)


Income  before Income Tax                          9,054,198       1,982,467       4,640,048       1,409,032

Provision for Colombian Taxes                             --         472,100              --

Minority Interest in Loss (Earnings)
    of Consolidated Subsidiary                            --         (20,617)             --
                                                ------------    ------------    ------------    ------------

Net Income                                         9,054,198       1,530,984       4,640,048       1,409,032
                                                ------------    ------------    ------------    ------------

Other Comprehensive Income                                --          63,982              --              --
                                                ------------    ------------    ------------    ------------

Net Comprehensive Income                        $  9,054,198    $  1,594,966    $  4,640,048    $  1,409,032
                                                ============    ============    ============    ============

Earnings per share

      Basic                                     $       2.09    $       0.36    $       1.08    $       0.33
                                                ============    ============    ============    ============

      Diluted                                   $       1.94    $       0.36    $       0.96    $       0.33
                                                ============    ============    ============    ============


Weighted average shares outstanding

      Basic                                        4,329,615       4,255,737       4,309,189       4,290,079
                                                ============    ============    ============    ============

      Diluted                                      4,783,486       4,255,737       4,901,457       4,290,079
                                                ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                           2000            1999
                                                       ------------    ------------
Cash flows from Operating Activities

        Net Income                                     $  9,054,198    $  1,530,984
        Adjustments to reconcile net
           income to net cash provided by (used for)
           operating activities
        Depletion, depreciation and
        Amortization                                      2,420,839       2,830,334
        Equity in pre-merger loss of Saba                        --         553,483
        Compensation Expense - Common Stock                      --         150,000

        Changes in:

        Accounts receivable                              (7,342,052)     (4,358,512)
          Other current assets                            1,770,010         197,693
        Other assets                                       (805,475)             --
        Inventory                                        (1,415,943)     (2,132,891)
        Accounts payable and accrued
           Liabilities                                     (875,630)       (643,627)
        Minority interest in loss of subsidiary                  --         (20,617)
                                                       ------------    ------------

                  Net Cash Provided (Used)
                   in Operating Activities                2,805,947      (1,893,153)


Cash Flows from Investing Activities

        Expenditures for property and equipment          (6,306,936)     (1,090,763)
        Proceeds from sale of property                    1,417,056         915,000
        Acquisition of inventory                                 --      (1,000,000)
        Expenditures for acquisition of Saba,
           net of cash acquired                                  --         234,850
                                                       ------------    ------------
        Net Cash Used In
           investing Activities                          (4,889,880)       (940,913)
                                                       ------------    ------------
Cash Flows from Financing Activities

        Proceeds from (payments of) notes payable and
           long-term debt                                 9,805,289      11,526,450
        Principal payments on notes
           payable and long-term debt                    (7,775,150)     (8,021,838)
        Net increase in revolver loan                     3,189,140              --
        Payment of financing cost                                --        (435,743)
        Purchase of Treasury Stock                         (500,000)             --
        Redeem Debentures                                   (75,000)             --
                                                       ------------    ------------
Net Cash Provided (Used) by Financing
         Activities                                       4,644,279       3,068,869
                                                       ------------    ------------
Net Increase (Decrease) in Cash and
         Cash Equivalents                                 2,560,346         234,803
Cash and Cash Equivalents at Beginning
        of Period                                            97,319         250,212
                                                       ------------    ------------
Cash and Cash Equivalents at End of Period             $  2,657,665    $    485,015
                                                       ============    ============

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 1999, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 2000,and the consolidated results of operations for the nine and three month periods ended September 30, 2000 and 1999, and the consolidated cash flows for the nine month periods ended September 30, 2000 and 1999.

Oil and Gas Properties

         The Company periodically reviews the carrying value of its oil and gas properties in accordance with requirements of the full cost method of accounting. Under these rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties ("ceiling"). Application of this ceiling test requires pricing future revenue at the prices in effect as of the end of each reporting period and requires a writedown for accounting purposes if the ceiling is exceeded.

Business Segments

         The Company`s operations are in three industry segments: Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three and nine month periods ended September 30, 2000 and 1999, is as follows (in thousands):

Three Months                       Integrated        E&P            E&P         Corporate
Ended September 30, 2000           Operations      Americas    International    and other         Total
------------------------------     ----------     ----------   -------------    ----------      ----------
Oil and Gas Revenue                $    2,665     $    3,706     $        0     $   (2,665)     $    3,706
Refinery Revenue                        8,600              0              0              0           8,600
Total Revenue                          11,265          3,706              0         (2,665)         12,306
Production Costs                          690            861              0              0           1,551
Refinery Costs                          4,875              0              0         (2,665)          2,210
Gross Profit                            5,700          2,845              0              0           8,545
Other Expenses                            301            404              0          1,206           1,911
DD&A Expenses                             377            454              0              0             831
EBITDA                                  5,399          2,441              0         (1,206)          6,634
EBIT                                    5,022          1,987              0         (1,206)          5,803
Interest and other
     expenses                             742            210              0            211           1,163
Net income (loss)                  $    4,280     $    1,777     $        0     $   (1,417)     $    4,640
                                   ==========     ==========     ==========     ==========      ==========



Nine Months                        Integrated         E&P            E&P        Corporate
Ended September 30, 2000           Operations      Americas     International   and other         Total
------------------------------     ----------     ----------    -------------   ----------      ----------
Oil and Gas Revenue                $    6,822     $    9,961     $      422     $   (6,822)     $   10,383
Refinery Revenue                       25,302              0              0              0          25,302
Total Revenue                          32,124          9,961            422         (6,822)         35,685
Production Costs                        2,063          2,580             84              0           4,727
Refinery Costs                         18,296              0              0         (6,822)         11,474
Gross Profit                           11,765          7,381            338              0          19,484
Other Expenses                          1,417          1,274            104          2,241           5,036
DD&A Expenses                           1,107          1,237             76              0           2,420
EBITDA                                 10,348          6,107            234         (2,241)         14,448
EBIT                                    9,241          4,870            158         (2,241)         12,028
Interest and other
     expenses                           1,955            279             27            713           2,974
Net income (loss)                  $    7,286     $    4,591     $      131     $   (2,954)     $    9,054
                                   ==========     ==========     ==========     ==========      ==========

Capital Expenditures               $    1,118     $    2,575     $      965     $    1,649      $    6,307
Identifiable Assets                $   62,117     $   17,227     $    1,695     $   16,017      $   97,056


Three Months                       Integrated        E&P            E&P           Corporate
Ended September 30, 1999           Operations      Americas     International     and other         Total
------------------------------     ----------     ----------      ----------      ----------      ----------
Revenue                            $    8,734     $      899      $        0      $        0      $    9,633
Production Costs                        4,974            661               0               0           5,635
Gross Profit                            3,760            238               0               0           3,998
Other Expenses                            279            177              81             224             761
DD&A Expenses                           1,014             29               0              68           1,111
EBITDA                                  3,481             61             (81)           (224)          3,237
EBIT                                    2,467             32             (81)           (292)          2,126
Interest and other
     expenses                             308             41            (265)            633             717
Net income (loss)                  $    2,159     $       (9)     $      184      $     (925)     $    1,409
                                   ==========     ==========      ==========      ==========      ==========


Nine Months                        Integrated        E&P            E&P           Corporate
Ended September 30, 1999           Operations      Americas     International     and other         Total
------------------------------     ----------     ----------    -------------     ----------      ----------
Revenue                            $   14,204     $    2,463      $    2,015      $        0      $   18,682
Production Costs                        7,761          1,412           1,111               0          10,284
Gross Profit                            6,443          1,051             904               0           8,398
Other Expenses                            460            600             208           1,080           2,348
DD&A Expenses                           1,935            471             299             125           2,830
EBITDA                                  5,983            451             696          (1,080)          6,050
EBIT                                    4,048            (20)            397          (1,205)          3,220
Interest and other
     expenses                             380            103             110           1,096           1,689
Net income (loss)                  $    3,668     $     (123)     $      287      $   (2,301)     $    1,531
                                   ==========     ==========      ==========      ==========      ==========

NOTE 2 - GENERAL AND ADMINISTRATIVE EXPENSE

         Included in general and administrative expense is $750,000 for the Company's employee net profit sharing plan. The remaining increase is primarily the result of increased staffing.

NOTE 3 - NET INCOME PER SHARE

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income, as adjusted, by the weighted average number of shares of common stock outstanding, plus all potentially dilutive securities.


                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,

                                      2000           1999           2000           1999
                                   ----------     ----------     ----------     ----------
Basic Earnings
  Net Income to Common Shares      $4,640,048     $1,409,032     $9,054,198     $1,530,984

Interest Savings on
  Convertible Debt                     73,800             --        221,400             --

                                   ----------     ----------     ----------     ----------
Net Income for Diluted Shares      $4,713,848     $1,409,032     $9,275,598     $1,530,984
                                   ==========     ==========     ==========     ==========

Weighted Average Outstanding        4,309,189      4,290,079      4,329,615      4,255,737

Additional Dilutive Securities
    Options                           349,068             --        210,641             --

Convertible Debt                      243,200             --        243,200             --
Total Weighted Average Shares       4,901,457      4,290,079      4,783,456      4,255,737
Outstanding and Diluted
   Securities
                                   ==========     ==========     ==========     ==========

Basic EPS                          $     1.08     $     0.33     $     2.09     $     0.36
                                   ==========     ==========     ==========     ==========

Diluted EPS                        $     0.96     $     0.33     $     1.94     $     0.36
                                   ==========     ==========     ==========     ==========


         The impact of certain outstanding securities have been excluded from the diluted EPS calculation because to include them would have been antidilutive for the periods presented. Securities excluded from the calculation are options exercisable into 80,000 common shares at prices ranging from $12.50 to $20.00 per share. Convertible debentures convertible into 50,000 shares of common stock at $20.00 per share, and warrants convertible into 127,000 shares of common stock at $15.00 per share.

NOTE 4 - INVENTORY

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market and includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at September 30, 2000:

Raw Material .................     $  3,318,697
Finished goods ...............        2,350,523
                                   ------------
   Total .....................     $  5,669,220
                                   ============

NOTE 5 - STATEMENT OF CASH FLOWS

         Following is certain supplemental information regarding cash flows for the nine month periods ended September 30, 2000 and 1999:

                                              2000                     1999
                                          ------------               --------
          Interest paid                   $  2,415,518              $ 784,614
          Income taxes paid               $          0              $       0


NOTE 6 - CONTINGENCIES

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

NOTE 7 - SALE OF BEAVER LAKE RESOURCES CORPORATION

         In August 2000, the Company sold its Canadian subsidiary, Beaver Lake Resources Corporation, for a net price of $649,333 resulting in the Company's disposition of all its non-core oil and gas assets in Canada. This amount is included in the Company's notes receivable.

NOTE 8 - STOCK OPTIONS AND WARRANTS

         In January 2000, the Company's Chairman and CEO was granted options to purchase an aggregate of 400,000 shares of the Company's no par value common stock at an option price of $8.625 per share. In addition, other employees were granted options to purchase an additional 599,500 shares of the company's no par value common stock shares at an exercise price of $8.625 per share. No compensation expense has resulted in connection with the granting of these options as the option price equaled the market price on the date of grant.

         During 2000, previously granted options to employees to purchase 38,000 shares of the Company's no par value common stock at an exercise price of $8.625 were terminated. Previously granted options to a consultant to purchase 100,000 shares of the Company's no par value common stock at an average exercise price of $15.00 per share were terminated subsequent to September 30, 2000.

A summary of the outstanding options follows:

                                                   Weighted
                                                   Average                  Vesting Schedule (Shares)
                                                   Exercise    -------------------------------------------------
                                     Shares         Price        Yr 2000       Yr 2001      Yr 2002     Yr 2003
                                   ----------     ----------
Options outstanding,
  January 1                           375,000        $  6.93     375,000
Options granted                     1,100,000        $  9.20                   320,667      320,667     320,667
Options terminated                    (38,000)       $  8.63
Options terminated                   (100,000)       $ 15.00
                                   ----------     ----------
Options outstanding,
  December 31                       1,337,000        $  8.15
Exercisable at
  September 30, 2000                  375,000        $  6.93
                                                                 -------       -------      -------     -------
Estimated Vesting per year                                       375,000       320,667      320,667     320,667
                                                                 =======       =======      =======     =======

         The Company also granted warrants to purchase common stock to the purchasers of shares from one of the 1997 "Reg S" offerings. A summary is as follows:

                         Number of
Date Granted              Shares          Option Price       Effective Date      Expiration Date
------------            ----------        ------------       --------------      ---------------
September 29, 1997        127,750            $15.00          January 1, 1998     December 1, 2000


NOTE 9 - RECENTLY ISSUED PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement which was amended by SFAS No. 137, becomes effective for the Company for the year beginning January 1, 2001, and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not anticipate the adoption of this standard will have a material effect on the financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and requires adoption no later than the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's financial position and results of operations.

NOTE 10 - SUBSEQUENT EVENTS

         In October 2000, the Company closed its settlement agreement with Capco Resources, Ltd. under the terms of the agreement the Company bought back 76,923 shares in the third quarter, and in October, bought back subsequently 723,077 additional shares of the Company's common stock for a total consideration of $5.2 million. These shares have been canceled. The Company has voting control through December 31, 2002 of 490,000 shares of the Company's common stock remaining with Capco. (See Part II, Item 1-"Legal Proceedings")


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

o In February 2000, GREKA announced that it had the option to re-purchase Colombian assets valued at approximately $65 million (PV-10) pursuant to the Company's calculations that a look-back provision, under the agreement by which the assets were sold, is three times greater than the required valuation threshold. In March 2000, GREKA further announced that, subject to a court order directing rescission of the sale, it had exercised its option to re-purchase the Colombian assets for an estimated cost of $12 million which will result in the Company's receipt of assets with a PV-10 value of approximately $65 million at December 31, 1999 (approximately $12.22 per share outstanding). In August 2000, GREKA announced that it had secured the Colombian assets with a court-ordered injunction, prohibiting the transfer, encumbrance or disposition of the assets and related cash flow until the court determines the rights of the parties under the agreement. (See Part II, Item 1-"Legal Proceedings").

o In May 2000, the Company released record first quarter results with an increase by $0.58 of earnings per share, the fourth consecutive quarter of earnings reported by the Company and reflecting twelve months of profitability.

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

o In August 2000, the Company announced its fifth consecutive quarter of record profits with a 161% increase to the earnings per share reported at $0.81.

o In August 2000, the Company sold its Canadian subsidiary, Beaver Lake Resources Corporation, for a contract price of $649,333 resulting in the Company's disposition of all its non-core oil and gas assets in Canada.

o        In September 2000, the Company settled the matter of Enervest LP v.
         Saba of Texas, Inc. (Case No. 1999-30673, 152nd Judicial District Court of Harris County, Texas, June 1999), which matter was dismissed.

o In October 2000, the Company closed its settlement agreement with Capco Resources, Ltd. and for a total consideration of $5,200,000, bought back 800,000 shares of the Company's common stock which have been cancelled. The Company has voting control through December 31, 2002 of 490,000 shares of the Company's common stock remaining with Capco. The related litigation of Capco Resources, Ltd. v. GREKA Energy Corporation, et al. (Case No. 99-K-2155,U.S. District Court for the District of Colorado, August 1999) has been dismissed.

o In November 2000, the Company reported its sixth consecutive quarter of record profits with a 227% increase to the earnings per share reported at $1.08 for the third quarter.


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

*        future capital,

* development and exploration expenditures (including the timing, amount and nature thereof),

* drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues),

*        future production of oil and gas,

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

Long-Term Potential

         Management believes that the results of operations for the three month period ended September 30, 2000 and cash flows of GREKA reported herein are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company. The Company's EBITDA is 60% of its revenue for the three months ended September 30, 2000, and 41% for the nine-month period ended September 30, 2000.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2000 and 1999

         Revenues increased from $9,633,912 for the third quarter of 1999 to $12,305,379 for the third quarter of 2000 primarily as a result of increased production and increased prices.

         General and administrative expenses increased from $760,968 for the third quarter of 1999 to $1,910,922 for the third quarter of 2000 primarily as a result of a $750,000 provision for the Company's employee net profit sharing plan and increased staffing.

         Depreciation, depletion and amortization decreased from $1,111,148 for the third quarter of 1999 to $831,000 for the third quarter of 2000 primarily as a result of the Company having an increased reserve base resulting in a lower depletion rate.

         Interest expense increased from $688,675 for the third quarter of 1999 to $1,162,434 for the third quarter of 2000 primarily as a result of slightly higher interest rates and higher level of borrowings.

Comparison of Nine Months Periods Ended September 30, 2000 and 1999

         Revenues increased from $18,682,475 for the first nine months of 1999 to $35,685,294 for the first nine months of 2000 primarily as a result of increased production and increased prices and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

         Production costs increased from $10,283,740 for the first nine months of 1999 to $16,200,408 for the first nine months of 2000 primarily as a result of an increase in the price of crude oil that was purchased by the refinery and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

         General and administrative expenses increased from $2,347,971 for the first nine months of 1999 to $5,035,431 for the first nine months of 2000 primarily as a result of a provision of $750,000 in the Company's employee net profit sharing plan and increased staffing.

         Depreciation, depletion and amortization decreased from $2,830,334 for the first nine months of 1999 to $2,420,839 for the first nine months of 2000 is primarily a result of the Company having an increased reserve base resulting in a lower depletion rate.

         Interest expense increased from $1,334,996 for the first nine months of 1999 to $2,974,418 for the first nine months of 2000 primarily as a result of slightly higher interest rates and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

Liquidity and Capital Resources

         The working capital deficit at September 30, 2000 was $2,091,753 compared to a working capital deficit of $9,424,950 at December 31, 1999. Current assets increased $9,548,331 from $83,973 at December 31, 1999 to $21,532,304 at September 30, 2000 which includes a increase of $2,560,346 in cash and cash equivalents from $97,319 at December 31, 1999 to $2,657,665 at September 30, 2000. The $5,669,220 of refinery raw material and finished product inventories resulted from refinery operations. Interest expense of $1,162,434 for the third quarter of 2000, increased by $473,759 compared to $688,675 for the third quarter of 1999. This increase is primarily the result of slightly higher interest rates and a net increase of interest bearing debt of $4,904,279. Current liabilities increased from $21,408,923 at December 31, 1999 to $23,624,057 at September 30, 2000, a increase of $2,215,134 The current portion of long term debt increased $2,991,386 between the periods, and accounts payable and accrued expenses decreased by $776,252 between these periods.

Cash Flows

         Cash used in operations improved from an outflow of $1,893,153 for the nine months ended September 30, 1999 to an inflow of $2,805,947 for the nine months ended September 30, 2000. Net income for the period, adjusted for non-cash charges, provided $11,475,037 of cash inflow.

         The Company's net cash flows from investing activities increased from a net outflow of $940,913 for the nine months ended September 30, 1999 to an outflow of $4,889,880 for the nine months ended September 30, 2000.

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

         Under the direction of GREKA's management and in accordance with its business strategy, GREKA has improved its liquidity and expects to finance its capital requirements primarily from internal resources. Management believes that the Company has sufficient cash flows for all of its operating and foreseen capital requirements. Further, GREKA intends to achieve the following:

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

GREKA's management also believes that the disposition of non-core assets brings opportunities for cost savings, and other synergies, resulting in improved cash flow potential for the long-term growth of GREKA and of shareholder value. Further, these dispositions give GREKA a stronger consolidated asset base upon which it can rely in securing future financing, both equity and debt. However, there is no assurance that any specific level of cost savings or other synergies will be achieved or that such cost savings or other synergies will be achieved within the time periods contemplated, or that GREKA will be able to secure future financing.


Inflation

         GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         At September 30, 2000, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for hedging,speculative or trading purposes.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The following material developments occurred during the quarter ended September 30, 2000 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999:

         The matter of Enervest LP v. Saba Energy of Texas, Inc. (Case No. 1999-30673, 152nd Judicial District Court of Harris County, Texas, June 1999) as reported in the GREKA 1999 Annual Report on Form 10-K/A settled and was dismissed in September 2000.

         The matter of Capco Resources, Ltd. v. GREKA Energy Corporation, et al. (Case No. 99-K-2155,U.S. District Court for the District of Colorado, August
1999) as reported in the GREKA 1999 Annual Report on Form 10-K/A settled and was dismissed in October 2000.

         From time to time, the Company and its subsidiaries are a named party in legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, management believes it has adequately reserved for these contingencies and does not expect these matters to have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

         In October 2000, the Company repurchased 800,000 shares of its common stock from Capco Resources Ltd. and canceled such shares so that they became authorized but unissued shares of common stock. (See Part II, Item 1 above).

Item 3.  Defaults Upon Senior Securities.

         The information required by this Item is incorporated herein by reference to the discussion in Part I Item 1 of the Company's Form 10-K/A for the year ended December 31, 1999 under the subheading "Financing and Debt Restructuring Activities" at page 8.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         Effective October 19, 2000, Susan M. Whalen resigned as a member of the Board of Directors and as an executive officer of the Company, and Kenton D. Miller was appointed to the Board of Directors to fill the resulting vacancy.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

         Exhibit No.       Description

         10.1 Settlement Agreement and Release by and among GREKA and Randeep S. Grewal and Capco Resources, Ltd., Capco Energy, Inc., and Ilyas Chaudhary dated August 17, 2000 (filed as
                  Exhibit 10.8 to the Post Effective Amendment No. 1 to the registration statement on Form S-2, file no. 333-45352, and incorporated by reference herein).


         11.1     Computation of Earnings per Common Share*

         27.1     Financial Data Schedule*

* Filed herewith

         (b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:

Current Report on Form 8-K dated July 7, 2000 which reported events under Item 5, Other Events.

Current Report on Form 8-K dated September 7, 2000 which reported events under
Item 5, Other Events.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GREKA ENERGY CORPORATION

Date: November 13, 2000        By:/s/ Randeep S. Grewal
                                  ----------------------------------------
                               Randeep S. Grewal, Chairman and
                               Chief Executive Officer


Date: November 13, 2000        By:/s/ Oswald G. Mechsner
                                  ----------------------------------------
                               Oswald G. Mechsner, Chief Financial Officer

                               INDEX TO EXHIBITS




     EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------
      11.1          Computation of Earnings Per Share

      27.1          Financial Data Schedule