Form 10-Q/A
period 2000-09-30
GREKA ENERGY CORP
filed 2000-11-28
CIK 840402

                                    FORM 10-Q/A


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



                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,

                                      2000           1999           2000           1999
                                   ----------     ----------     ----------     ----------
Basic Earnings
  Net Income to Common Shares      $4,640,048     $1,409,032     $9,054,198     $1,530,984

Interest Savings on
  Convertible Debt                     73,800             --        221,400             --

                                   ----------     ----------     ----------     ----------
Net Income for Diluted Shares      $4,113,848     $1,409,032     $9,275,598     $1,530,984
                                   ==========     ==========     ==========     ==========

Weighted Average Outstanding        4,309,189      4,290,079      4,329,615      4,255,737

Additional Dilutive Securities
    Options                           349,068             --        210,641             --

Convertible Debt                      243,200             --        243,200             --
Total Weighted Average Shares       4,901,457      4,290,079      4,783,456      4,255,737
Outstanding and Diluted
   Securities
                                   ==========     ==========     ==========     ==========

Basic EPS                          $     1.08     $     0.33     $     2.09     $     0.36
                                   ==========     ==========     ==========     ==========

Diluted EPS                        $     0.96     $     0.33     $     1.94     $     0.36
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

A summary of the outstanding options follows:


                                                   Weighted
                                                   Average
                                                   Exercise
                                     Shares         Price
                                   ----------     ----------
Options outstanding, January 1        375,000        $  6.93
Options granted                     1,125,000(1)     $  9.19
Options terminated                    135,000        $  8.63
                                   ----------
Options outstanding, September 30   1,365,000        $  8.63

(1) During 2000 options were granted to a consultant to purchase 100,000 shares of the Company's no par value common stock at an average exercise price of $15.00 per share. These options were terminated unvested during October, 2000.


Option Vesting Schedule
-----------------------
January 31, 2000            400,000
January 31, 2001            383,000
January 31, 2002            388,000
January 31, 2003             94,000

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

Long-Term Potential


         Management believes that the results of operations for the three month period ended September 30, 2000 and cash flows of GREKA reported herein are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company. The Company's EBITDA is 54% of its revenue for the three months ended September 30, 2000, and 40% for the nine-month period ended September 30, 2000.


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

Liquidity and Capital Resources


         The working capital deficit at September 30, 2000 was $2,091,753 compared to a working capital deficit of $9,424,950 at December 31, 1999. Current assets increased $9,548,331 from $11,983,973 at December 31, 1999 to $21,532,304 at September 30, 2000 which includes a increase of $2,560,346 in cash and cash equivalents from $97,319 at December 31, 1999 to $2,657,665 at September 30, 2000. The $5,669,220 of refinery raw material and finished product inventories resulted from refinery operations. Interest expense of $1,162,434 for the third quarter of 2000, increased by $473,759 compared to $688,675 for the third quarter of 1999. This increase is primarily the result of slightly higher interest rates and a net increase of interest bearing debt of $4,904,279. Current liabilities increased from $21,408,923 at December 31, 1999 to $23,624,057 at September 30, 2000, a increase of $2,215,134 The current portion of long term debt increased $2,991,386 between the periods, and accounts payable and accrued expenses decreased by $776,252 between these periods.


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


         27.1     Restated Financial Data Schedule*


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

                               GREKA ENERGY CORPORATION


Date: November 27, 2000        By:/s/ Randeep S. Grewal
                                  ----------------------------------------
                               Randeep S. Grewal, Chairman and
                               Chief Executive Officer


Date: November 27, 2000        By:/s/ Oswald G. Mechsner
                                  ----------------------------------------
                               Oswald G. Mechsner, Chief Financial Officer

                               INDEX TO EXHIBITS





     EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------
      11.1          Computation of Earnings Per Share

      27.1          Restated Financial Data Schedule