Form 10-K
period 2000-12-31
GREKA ENERGY CORP
filed 2001-04-18
CIK 840402

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

                          Commission File No.: 0-20760

                            GREKA Energy Corporation
                 ----------------------------------------------
                        (Name of issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for 2000 were $49,067,140.

The aggregate market value of 3,984,032 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on April 16, 2001 of $14.13 as reported on the Nasdaq National Market System and based on a total of 4,545,823 shares being outstanding on that date, was $56,294,372.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

           Transitional Small Business Disclosure Format (check one).

                               Yes [ ]   No [X]

                                Table of Contents

PART I       ....................................................................................   6
Item 1.      Description of Business.............................................................   6
Item 2.      Description of Property.............................................................   17
Item 3.      Legal Proceedings...................................................................   27
Item 4.      Submission of Matters to a Vote of Security Holders.................................   28

PART II.     ....................................................................................   28
Item 5.      Market for Common Equity and Related Stockholder Matters............................   28
Item 6.      Selected Financial Data.............................................................   29
Item 7.      Management's Discussion and Analysis of Financial
             Conditions and Results of Operation.................................................   30
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................   32
Item 8.      Financial Statements................................................................   32
Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.................................................   32

PART III.    ....................................................................................   33
Item 10.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act...................................   33
Item 11.     Executive Compensation..............................................................   34
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management......................................................................   37
Item 13.     Certain Relationships and Related Transactions......................................   38

Part IV.     ....................................................................................   39
Item 14.     Exhibits and Reports on Form 8-K....................................................   39

Definitions

         The terms below are used in this document and have specific SEC definitions as follows:

         Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

         Unless otherwise indicated in this Form 10-K, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60/o/ Fahrenheit. Equivalent barrels of oil are determined using the ratio of 5.5 Mcf of gas to 1 Bbl of oil.

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

Cautionary Information About Forward-Looking Statements

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

* the benefits expected to result from GREKA's 1999 acquisition of Saba Petroleum Company ("Saba") discussed below, including

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

*    business opportunities that may be presented to and pursued by GREKA,

*    changes in laws or regulations

*    exploitation and exploration successes,

*    availability to obtain additional financing on favorable conditions,

*    trend projections, and

* other factors, many of which are beyond GREKA's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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


                                     PART I

Item 1. Description of Business

Overview of GREKA Energy Corporation

         GREKA Energy Corporation, a Colorado corporation ("GREKA" or the "Company") is an independent integrated energy company committed to creating shareholder value by capitalizing on consistent cash flow protected from oil price fluctuations within vertically integrated operations, exploiting E&P opportunities and penetrating new niche markets utilizing proprietary technology. GREKA has oil and gas production, exploration and development activities in North America and the Far East, with primary areas of activity in California, Louisiana and China. In addition, GREKA owns and operates an asphalt refinery in California through a wholly-owned subsidiary. GREKA's operations are primarily conducted through our wholly owned subsidiaries established as business segments to allow for concentrated operations by region and/or markets.

         As of December 31, 2000, the Company had estimated net proved reserves of approximately 15,662 MBOE with a PV-10 value before tax of $163.9 million. During 2000, the Company added an estimated net proved producing reserves of 2,154 MBOE. During 2000, the throughput at the Company's asphalt refinery averaged approximately 3,300 BBL per day with the Company's present goal of reaching optimum plant capacity by year-end 2002. Of this throughput, the Company's subsidiaries supplied an average of approximately 33%, or 1,090 BBL per day, from their production in California, and we plan to focus on increasing our feedstock during 2001. Also in 2000, our gas exploitation on our leasehold at Potash Field, Plaquemines Parish, Louisiana yielded record production, after we successfully recompleted three wells during our ongoing workover operation which began earlier in the year.

         Our principal offices are located at 630 Fifth Avenue, Suite 1501, New York, New York 10111 and our telephone number is (212) 218-4680.

Business Strategy

         GREKA's objective is to build shareholder value through consistent economic growth both in the increased throughput at our asphalt refinery and in the growth of our reserves and production, thereby creating an increase in net asset value per share, cash flow per share and earnings per share. We are focused on a balanced program of low to medium risk exploitation and development of our existing reserves utilizing its proprietary technology. This is balanced by rapid growth through the acquisition of synergistic businesses. All asset and capital investment decisions are measured and ranked by their risk-adjusted impact on per share value.

         We have established a three-prong strategy that capitalizes on our asset base to enhance shareholder value as follows:

         Integrated Operations

         Operations of GREKA are planned to focus on the integration of our subsidiaries' Santa Maria (California) assets, including an asphalt refinery and interest in heavy oil fields. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing a balance of equity and third party feedstock (heavy oil) into the refinery. The integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) has successfully provided a stable ongoing hedge to GREKA on each equity barrel since June 1999. GREKA's strategy in these integrated assets is to proceed with acquisitions that enhance the long-term feedstock supply to the refinery and to cost-efficiently boost production rates from the potential drilling locations identified in the Santa Maria Valley area of central California. We anticipate that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using our equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create a substantial value for GREKA's shareholders.

         Exploitation, Exploration & Production

         GREKA is focusing on return to production ("RTP") work. Such RTP work has enhanced and is expected to continue to enhance the current production levels and capitalize on current oil and gas prices. We plan to specifically focus on our existing concessions in strategic locations, such as China, where GREKA believes there is a significant, long-term demand for energy and a niche advantage for the Company.

         GREKA plans to continuously pursue new, emerging opportunities in the energy business to identify and evaluate niche markets for our proprietary drilling technology. Two specific niche targets are coal bed methane projects and gas storage. These opportunities should provide significant upside from the use of short radius horizontal laterals.


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

         During 1998, our management focused substantially all of its efforts on corporate restructuring, recapitalization and acquisition efforts and an investment in a horizontal drilling pilot program in the Cat Canyon field in California that all were part of implementing its strategic niche growth plan. During the latter part of 1998 and early 1999, management was primarily focused on the acquisition of Saba, which had substantial reserves suited to exploitation by GREKA's horizontal drilling technology, and considerable expenses were incurred in connection with the Saba transactions in the first quarter of 1999.

         On March 22, 1999, the Company, then known as Horizontal Ventures, Inc., changed its name to GREKA Energy Corporation. Effective March 24, 1999, GREKA acquired Saba Petroleum Company as a wholly owned subsidiary.

         Immediately subsequent to the completion of the Saba acquisition, management commenced its strategy to reverse the decline in value of the Saba assets which included securing bank financing of up to $47.0 million, reducing Saba debt by $27.2 million, assuming full operation of our asphalt refinery which significantly increased operating cash flows, selling our non-core assets in Colombia while maintaining our repurchase option, acquiring all of the shares we did not already own of Beaver Lake Resources Corporation ("Beaver Lake"), and signing a production sharing contract with the China United Coalbed Methane Corporation Ltd. to jointly exploit coalbed methane (CBM) resources in China. During December 1999, GREKA commenced trading on the Nasdaq National Market System and has reported record earnings each quarter following its acquisition of Saba.

Year 2000 Highlights

         Highlights announced during 2000 include the following:

         o In March 2000, we announced that our proved reserves rose 1196% valued at $71.0 million (approximately $16.90 per share).

         o In March, GREKA exercised its option to repurchase its Colombian assets for an estimated cost of $12.0 million resulting in the Company's receipt of assets with a PV-10 value of approximately $65.0 million at December 31, 1999 (approximately $12.22 per share outstanding). (See Item 3, "Legal Proceedings").

         o In June 2000, GREKA closed with Canadian Imperial Bank of Commerce the financing of up to $47.5 million. A portion of the credit facility proceeds were paid to reduce the current debt of the Company which resulted in the complete elimination of all Bank One debt of Saba.

         o In August 2000, GREKA announced that its daily production increased over 22%, with an 18% increase in oil production and a 34% increase in gas production since December 1999. The Company further highlighted the concentration of its E&P Americas segment on increasing gas production which had risen 66% in June compared to March, through a continuous workover program.

         o In August 2000, GREKA completed the sale of its Canadian subsidiary, Beaver Lake, resulting in the Company's disposition of all its non-core oil and gas assets in Canada.

         o In August 2000, GREKA entered into a comprehensive settlement agreement with Capco Resources, Ltd. ("Capco") and its related parties. As a result of the settlement GREKA repurchased and cancelled 800,000 shares of the Company's common stock for a total consideration of $5.2 million. We also gained voting control through December 31, 2002 of the 490,000 shares of the Company's common stock remaining with Capco.

         o In September 2000, GREKA announced that it was ranked fourth out of 131 companies positioned in the U.S. Oil E&P industry with a "Strong Buy" ranking by Zacks.com Investment Research, a supplier of financial data to Yahoo! The recommendation was based on the conglomeration of analyst coverage that GREKA had enjoyed in 2000, including a "Long Term Strong Buy" recommendation in August with a target price of $17.50 from C.K. Cooper & Company and a "Buy" recommendation in September with a 12-month target price of $24.60 from Friedman Billings & Ramsey.

         o In September 2000, GREKA announced that its gas exploitation yielded record production, as it successfully recompleted three wells during the third quarter in its ongoing workover operation which began earlier in 2000 on its leasehold at Potash Field, Plaquemines Parish, Louisiana substantially increasing production and demonstrating management's flexibility to adjust our E&P assets to maximize production in line with dynamic changes in market conditions.

         o    In November 2000, GREKA
              declared the payment of a 5% stock dividend to our shareholders of record at close of market on December 31, 2000.

         o In November 2000, GREKA completed a spot secondary public offering of 450,000 shares of the Company's common stock at $13.75 per share. The option to purchase an additional 67,500 shares to cover over allotments closed in December, 2000. The underwritten offering was lead by Friedman, Billings, Ramsey and Co., Inc. and co-managed by Sanders Morris Harris.

Acquisition Activities

         Re-Purchase of Colombian Assets

         In 1999, we sold our Colombian assets subject to a look-back provision and valuation threshold which, by our calculation, had been met as announced in February 2000. In March 2000, we exercised our option to re-purchase the Colombian assets valued at approximately $65.0 million (PV-10) at December 31, 1999 in exchange for payment of $12.0 million, reassignment of certain California assets acquired from the buyer, and adjustments for related capital expenditures. The June 2000 closing on the option was extended to July 2000 to enable interested third parties sufficient time to approve the repurchase transaction. The buyer refused to close in July as required. In view of our belief that the buyer has engaged in continued breaches of the agreement, we obtained a temporary restraining order in July 2000 and then an injunction in August 2000 securing and protecting our rights to the assets and related cash flow through trial. (See Item 3-"Legal Proceedings")

Divestiture Activities

         Sale of Non-Core Canadian Assets

         In June and July 2000, our Canadian subsidiary sold a portion of its non-producing oil and gas assets for an aggregate contract price of $0.9 million. This was followed in August 2000 by the sale of Beaver Lake for a net price of $0.6 million resulting in the disposition of all of our non-core oil and gas assets in Canada.

Financing & Debt Restructuring Activities

         Bank Financing

         In June 2000, GREKA's subsidiary entered into a credit and guarantee agreement with Canadian Imperial Bank of Commerce ("CIBC") and CIBC World Markets Corp. The agreement provided that GREKA's subsidiary may borrow up to $47.5 million. A portion of the proceeds were paid to reduce the current debt of GREKA, which payment resulted in the complete elimination of all Bank One debt ($3.0 million) of Saba. The facility, secured by GREKA's subsidiary's interest in certain North American oil and gas properties, specifically provided the financing required to close GREKA's option to re-purchase the Colombian assets. In December 2000, the facility was amended to extend the maturity date from December 1, 2000 to February 28, 2001 and fix the maximum available amount of the facility pending repayment.

         In March 2001, GREKA's subsidiary entered into a credit and guarantee agreement with the Bank of Texas, N.A. ("Bank of Texas"). The agreement provides that GREKA's subsidiary may borrow up to $75 million. GREKA closed a revolving credit line of $16 million with an initial advance of $13.2 million against the line secured by GREKA's subsidiary's interest in certain North American oil and gas properties. A portion of the proceeds were paid to reduce the current debt of GREKA, which payment resulted in the complete elimination of all obligations owed to CIBC.

         In February 2001, the credit facility secured by GREKA's subsidiaries' interests in certain California oil and gas properties and real estate was increased for a third time by GMAC Commercial Credit LLC ("GMAC"). The transaction provides additional financing of up to $46 million by increasing the principal amount of the term loan from $25 million to $36 million, and $10 million for working capital. Modifications to the terms of the credit agreement include the extension of the credit facility to a term up to November 30, 2005.

         IPH Loan

         Effective January 1, 2000, two prior loans from GREKA's then affiliate, International Publishing Holding ("IPH"), which matured December 31, 1999 in the aggregate amount of $2 million were consolidated into one loan with a maturity date of June 30, 2000, bearing interest at the rate of 9% per annum from January 1, 2000 payable quarterly, with monthly installment payments of $100,000. We paid $180,000 in consideration of the loan extension. The terms of the extension provided that if the entire unpaid principal and/or accrued interest was not paid at maturity, the amount of principal owed and rate of interest shall increase by $300,000 and 6%, respectively. At December 31, 2000, we owed IPH $2,569,250 of principal and accrued interest. The loan, which matures December 31, 2002, is collateralized by all of the issued and outstanding shares of capital stock of a subsidiary.

         Debentures

         On February 1, 2001, GREKA paid its 15% convertible senior subordinated debentures in the principal amount of $1 million, and the security of GREKA's subsidiary's interest in limestone deposits was released. There were no conversions by debenture holders into GREKA common stock at the conversion price of $20.00 per share.

         In June 2000, GREKA exchanged $3.3 million of Saba 9% senior subordinated convertible debentures for GREKA debentures. The GREKA debentures are convertible to Company common stock at the option of the holders of the debentures at any time prior to the due date of the debenture (December 31, 2005), unless previously redeemed. Upon the receipt of a duly executed notice of election to convert the GREKA debenture, the Company will convert the debenture to GREKA common stock based upon a per share conversion price equal to 95% of the average closing bid price of its common stock for 30 consecutive trading days ending one day prior to the receipt of the notice of election to convert except that the conversion price shall in no case be less than $8.50 per share nor greater than $12.50 per share. We also have the right to redeem the GREKA debenture by providing 30 days written notice of our intent to redeem during which time the debenture holder may convert his or her debenture. At December 31, 2000, $0.5 million debentures had been converted into 41,461 shares of GREKA common stock and $0.1 million debentures had been redeemed, with a resulting debenture balance of $2.7 million.

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

Marketing

         Marketing of Asphalt Refinery Production

         Our asphalt refinery in Santa Maria, California produces light naphtha, kerosene distillate, gas oils and numerous cut-back, paving and emulsion asphalt products. Historically, we have focused marketing efforts on the asphalt products which are sold to various users, primarily in the Central and Northern California areas. Distillates are readily marketed to wholesale purchasers. No one customer who, if lost, would be material to the Company's continued operations, accounted for more than ten percent of the Company's sales of North American refinery production during 2000.

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

         We market two principal products from our refinery: liquid asphalt and light-end products (gas oil, naphtha and distillates). Liquid asphalt, which accounted for approximately 65% of total refinery production in 2000, is marketed primarily in California. While liquidate asphalt is principally used for road paving and manufacturing roofing products, all of the liquid asphalt sold by GREKA's subsidiary is used for pavement applications. Paving grade liquid asphalt is sold by GREKA's subsidiary to hot mix asphalt producers, material supply companies, contractors and government agencies.

         These customers further treat the liquid asphalt which is used for road paving. In addition to conventional paving grade asphalt, our subsidiary also produces modified and cutback asphalt products. Modified asphalt is a blend of recycled plastics, rubber and polymer materials with liquid asphalt, which produces a more durable product that can withstand greater changes in temperature. Cutback asphalt is a blend of liquid asphalt and lighter petroleum products and is used primarily to repair asphalt road surfaces. Additionally, some of the paving grade and modified asphalts we produce are sold as base stocks for emulsified asphalt products that are primarily used for pavement maintenance.

         Because the chemical footprint unique to the heavy crude oil indigenous to the Santa Maria Valley readily blends, we are particularly well positioned to supply the asphalt specifications in accordance with the standards established by the National Highway and Transportation Administrations Strategic Highway Research Program (SHRP) or set by the American Association of State Highway and Transportation Officials.

         Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, as well as the general state of the California economy, which drives commercial construction. Another factor is weather, as asphalt paving projects are usually shut down in cold, wet weather conditions. All of these demand factors are beyond our control. Government highway spending provides a source of demand which has been relatively unaffected by normal business cycles but is dependent on appropriations. During 2000, approximately 80% of liquid asphalt sales were ultimately funded by the public sector as compared to approximately 70% in 1999.

         Private asphalt demand rebounded slightly in 1997 and continued to improve through 1998 and 1999 due to the improvement in the California economy. The California economy continued to improve in 2000, fueled by growth in foreign trade as well as growth in high technology, tourism and entertainment. This growth in business activity resulted in increases in road construction and repair activity in both the private and public sectors. Forecasts for California in 2001 are mixed, as growth rates measured by growth in jobs, personal income, consumer spending and construction are presently in flux as the economy deteriorates. Growth in the California economy generally means well for the Company, as increased business activity results in increased construction activity, including increased new road construction and increased repair efforts on existing roads in both the public and private sectors. A slowing economy could negatively impact sales or pressure pricing.

         As our asphalt refinery and principal markets are located in California, the following discussion focuses on government highway funds available in California.

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

         State and Local Funding

         In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, the California Department of Transportation (CALTRANS) administers state expenditures for highway projects. According to the Department of Finance for the State of California, funding available from the State Highway Account is estimated to average $1.13 billion per year over the next 10 years excluding the Seismic Retrofit Bond Fund. This compares to an average of $0.36 billion over the previous ten years.

         Marketing of our Oil and Gas Production

         The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. Substantially all of our North American crude oil production is sold at the wellhead at posted prices under short term contracts, as is customary in the industry. Other than production from the Company's Integrated Operations Division which is transported to our refinery, no one customer who, if lost, would be material to the Company's continued operations, accounted for more than ten percent of the Company's sales of North American oil and gas production during 2000.

         The market for heavy crude oil produced by GREKA from its Central Coast Fields in California differs substantially from the remaining domestic crude oil market, due principally to GREKA's sale to the market of asphalt, naphtha and distillates rather than hydrocarbons. GREKA's Santa Maria refinery uses essentially all of its Central Coast Fields' crude oil, in addition to third party crude oil, to produce asphalt, among other products. Ownership and operation of the refinery gives us a steady and stable market for its local crude oil which is not enjoyed by other producers.

Competition

         Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and gas companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. We believe that the locations of our leasehold acreage, our exploration, drilling and production capabilities and the experience of our management and that of our industry partners generally enable us to compete effectively. Many of our competitors, however, have financial resources and exploration, development and acquisition budgets that are substantially greater than ours, and these may adversely affect GREKA's ability to compete, particularly in regions outside of GREKA's principal producing areas. Because of this competition, GREKA cannot assure that it will be successful in finding and acquiring producing properties and development and exploration prospects.

         Our management believes we have an advantage over our competition due to our acquired license from BP Amoco of the Short Radius Horizontal Drilling technology, our level of field expertise in applying the proprietary technology and our ability to apply these drilling techniques at a fraction of the cost compared to conventional drilling techniques utilized by our competition. Although BP Amoco has provided licenses to others, GREKA feels that its strategy to apply the proprietary technology to its own oil and gas properties and to penetrate new niche markets utilizing the proprietary technology is within an entirely different market segment than any of the other licensees who are concentrating on providing contract drilling services to non-owned properties within their respective geographical area. We have not felt any competitive pressure relative to our acquisition strategy focused on the unique application of our niche, short-radius horizontal drilling technology.

Governmental Regulation

         The following discussion of regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which operations of GREKA and its subsidiaries may be subject.

         Federal Regulation of First Sales and Transportation of Natural Gas

         The sale and transportation of natural gas production from properties owned by our subsidiaries may be subject to regulation under various federal and state laws including, but not limited to, the Natural Gas Act and the Natural Gas Policy Act, both of which are administered by the Federal Regulatory Commission. The provisions of these acts and regulations are complex. Under these acts, producers and marketers have been required to obtain certificates from FERC to make sales, as well as obtaining abandonment approval from FERC to discontinue sales. Additionally, first sales have been subject to maximum lawful price regulation. However, the NGPA provided for phased-in deregulation of most new gas production and, as a result of the enactment on July 26, 1989 of the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA with respect to "first sales" were terminated by not later than January 1, 1993. FERC jurisdiction over transportation and sales other than "first sales" has not been affected.

         Because of current market conditions, many producers, including GREKA, are receiving contract prices substantially below most remaining maximum lawful prices under the NGPA. Our management believes that most of the gas to be produced from GREKA's properties is already price-deregulated. The price at which such gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil. At present, two factors affecting prices are gas-to-gas competition among various gas marketers and storage of natural gas. Moreover, the actual prices realized under GREKA's current gas sales contracts also may be affected by the nature of the decontrolled price provisions included therein and whether any indefinite price escalation clauses in such contracts have been triggered by federal decontrol.

         The economic impact on GREKA and gas producers generally of price decontrol is uncertain, but it currently appears to be resulting in higher gas prices. Currently, there is a shortage of deliverable gas in most areas of the United States and, accordingly, it remains possible that gas prices may remain at relatively high levels. This is in sharp contrast to even recent pricing which has been depressed for some time since deregulation. Producers such as GREKA or resellers may be required to reduce prices in the future in order to assure continued sales. It is also possible that gas production from certain properties may be shut-in altogether for lack of an available market.

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

         On April 8, 1992, FERC issued Order 636, which is intended to restructure both the sales and transportation services provided by interstate natural gas pipelines. The purpose of Order 636 is to improve the competitive structure of the pipeline industry and maximize consumer benefits from the competitive wellhead gas market. The major function of Order 636 is to assure that the services non-pipeline companies can obtain from pipelines is comparable to the services pipeline companies offer to their gas sales customers. One of the key features of the Order is the "unbundling" of services that pipelines offer their customers. This means that pipelines must offer transportation and other services separately from the sale of gas. The Order is complex and faces potential challenges in court. GREKA is not able to predict the effect the Order might have on its business.

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

State and Local Regulation of Drilling and Production

         State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning operations. The states in which GREKA'S subsidiaries operate also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also pro-rate production to the market demand for oil and gas.

Environmental Regulations

         Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Such laws and regulations may also restrict air or other pollution resulting from GREKA's operations. Moreover, many commentators believe that the state and federal environmental laws and regulations will become more stringent in the future. For instance, proposed legislation amending the federal Resource Conservation and Recovery Act would reclassify oil and gas production wastes as "hazardous waste". If such legislation were to pass, it could have a significant impact on the operating costs of GREKA, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, including states in which our subsidiaries have operations, and these various initiatives could have a similar impact on GREKA.

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

         GREKA and its subsidiaries have up to $11 million of general liability insurance. GREKA's insurance does not cover every potential risk associated with the drilling, production and processing of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on GREKA's financial condition and results of operations. Moreover, no assurance can be given that GREKA will be able to maintain adequate insurance in the future at rates it considers reasonable.

Employees

         As of April 4, 2001, GREKA and its subsidiaries had 108 full-time employees. None of GREKA's employees is subject to a collective bargaining agreement. GREKA considers its relations with its employees to be satisfactory.

Shareholders Rights Plan

         We have a shareholder rights plan in order to preserve the long-term value of the Company for GREKA's shareholders. Under the shareholder rights plan, one right will be distributed for each outstanding share of GREKA common stock. Each right will entitle the holder to buy one share of GREKA common stock for an initial exercise price of $60.00 per share. The rights will initially trade with common shares and will not be exercisable unless certain takeover events occur. The plan generally provides that if a person or group acquires or announces a tender offer for the acquisition of 12% (amended from 33% by approval of GREKA's Board of Directors in December 2000) or more of GREKA common stock without approval of the Board of Directors, the rights will become exercisable and the holders of the rights, other than the acquiring person or group, will be entitled to purchase shares of GREKA common stock (or under certain circumstances stock of the acquiring entity) for 50% of its current market price. The rights may be redeemed by GREKA for a redemption price of $.01 per right.

Retirement Plan

         The Company sponsors a defined contribution retirement savings plan (401(k) Plan) to assist all eligible U.S. employees in providing for retirement or other future financial needs. We currently provide matching contributions equal to 50% of each employee's contribution, subject to a maximum of 8% of their eligible contribution.

Net Profit Sharing Plan

         The Company has a net profit sharing plan ("NPSP") for employees that fulfill certain qualification requirements. The NPSP provides for an equal disbursement of 10% of the Company's pretax net income, excluding extraordinary gains. Such disbursement is planned to follow the filing of the annual audited financial statements of the Company. The NPSP could be suspended at the discretion of our Board of Directors for any specific year.

Item 2. Description of Property

         The following description of the GREKA properties at December 31, 2000 include all discussions of prior operations of all of GREKA's properties and those of its wholly owned subsidiaries.

GREKA's Properties as of December 31, 2000

         GREKA owned interests in approximately 704 wells at December 31, 2000.

         The majority of these wells are concentrated along the central coast of California and Louisiana. California (heavy oil) and Louisiana (gas) are the primary and focused areas of exploitation and development activities. At December 31, 2000, GREKA also operated wells and had exploitation and development activities in other regions of California and in several states outside of California and Louisiana, principally New Mexico and Texas. GREKA's evaluation of international exploration and exploitation projects are in Indonesia and China. The Company continuously evaluates the profitability of its oil, gas and related activities and, as part of its strategic business plan, intends to divest unprofitable leases or areas of operations that are not consistent with its business strategy.

Exploitation and Development Activities

         The following is a brief discussion of significant developments in the Company's recent exploitation and development activities through its wholly owned subsidiaries:

         United States

         California (Integrated)

         Approximately 39.2% of GREKA's proved reserves at December 31, 2000 (6.1 MMBOE) were located in four onshore fields in California's central coast region. Daily production from the Central Coast Fields averaged 1,376 BOE for the year ended December 31, 2000, representing 46% of GREKA's total production. GREKA operates all of its wells in the Central Coast Fields.

         California (E&P)

         GREKA also holds interests in other California areas, which represented 24.7% (3.9 MMBOE) of GREKA's proved reserves at December 31, 2000. GREKA's share of daily production from these other interests averaged 679 BOE (1,083 BOE gross) for the year ended December 31, 2000, representing 23% of GREKA's total production.

         Louisiana

         Approximately 29.2% of GREKA's proved reserves at December 31, 2000 (4.6 MMBOE) were located in two fields in Louisiana. GREKA's share of daily production from the Louisiana fields averaged 693 BOE (848 BOE gross) for the year ended December 31, 2000, representing 23% of the Company's total production.

         Other States

         In addition to our California and Louisiana properties, GREKA owns producing properties in a number of other states, but primarily New Mexico and Texas, which collectively represented 7% of GREKA's proved reserves at December 31, 2000 (1.1 MMBOE). GREKA's share of daily production from these properties averaged 219 BOE (400 BOE gross) for the year ended December 31, 2000, representing 8% of GREKA's total production.

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

         GREKA's 2001 capital expenditure budget for properties is dependent upon the price for which its products are sold and upon the ability of GREKA to obtain external financing. Subject to these variables and based on the current asset base, we expect our cash flow and credit facilities to fund approximately $30.0 million in 2001 for capital expenditures. The budget has been allocated to our three business segments: $14.0 million for the E&P Americas Division, $12.0 million for the Integrated Operations Division, and $4.0 million for the E&P International Division.

         In the E&P Americans Division, $12.6 million of the $14.0 million is allocated to increasing oil and gas production in the Louisiana assets. The budget includes drilling five new wells in Louisiana and two new wells in New Mexico, in addition to the continuous workover program, providing an opportunity to substantially enhance production. The Integrated Operations Division budget of $12.0 million allocates approximately 60% to workovers and the redrill program, utilizing the Company's proprietary horizontal drilling technology and providing an opportunity to double the equity oil and gas production. Twenty percent of the budget is targeted to increase natural gas production, such as new gas treatment facilities. The enhanced gas production planned should maintain the Division's self-sufficiency and operational hedge resulting from vertical integration. The E&P International Division's $4.0 million budget is an investment in the long-term growth of the Company. Ninety-percent of the budget is allocated to the exploitation and development of the Company's 381,000 Coalbed Methane (CBM) acres in China. The plan includes drilling five new wells in a pilot program to confirm anticipated production levels. Upon successful completion of the pilot program, the Company intends to develop and implement the appropriate plan to exploit the additional acreage.

Exploration Activities

         GREKA further plans to expand its existing reserve base by developing high potential exploration prospects in known productive regions. GREKA believes these activities complement its traditional development and exploitation activities. In pursuing these exploration opportunities, GREKA may use advanced technologies, including 3-D seismic and satellite imaging. In addition, GREKA may seek to limit its direct financial exposure in exploration projects by entering into strategic partnerships that shift the drilling related financial risks to partners while providing the Company with an upside upon a successful event. At December 31, 2000, GREKA had exploration plays in three primary areas:
California, Indonesia and China.

         The following is a brief discussion of significant developments in the Company's recent exploration activities through its wholly owned subsidiaries:

         California

         Coalinga Nose Exploration Prospect, Fresno County, California. GREKA has leases and contractual rights covering approximately 9,000 acres of land in the region of the prolific Coalinga oil field in the San Joaquin Valley of California. GREKA has participated in a 16 square mile 3-D seismic survey covering this area and has interpreted the survey. Nineteen anomalies have been identified in the prospect area, covering five potentially productive zones, ranging in depth from 6,500 to 12,000 feet. GREKA has a 90% working interest below and 9% working interest above the Gatchell formation in the Leda Prospect, Pleasant Valley, and Cotton Gin Prospects. GREKA retains an 85% interest in the balance of the shallow rights constituting this prospect. Of this interest and with respect to the Creataceous Brown Mountain 13,000 foot test only, GREKA has farmed out 75% of its interest in the eastern half. After drilling the initial test well and subject to certain terms and conditions, framee earns an option to participate in and earn a 50% interest in the western half of this block.

         Indonesia

         West Java Exploration Prospect, Jakarta, Indonesia. GREKA is a party to a production sharing contract, along with Pertamina, the Indonesian state-owned oil company, covering 1.275 million unexplored acres on the Island of Java near a number of producing oil and gas fields. The 30-year contract provides that oil and gas in commercial quantities must be discovered prior to September 2003. A portion of the block has been distinctly identified as the Jonggol area consisting of 500,000 acres. The Jonggol area has two prospects and eleven leads with a well scheduled to be drilled in 2001. The Company, which has a 75% interest in the block, is currently looking for a joint venture partner to participate in the drilling of the Jonggol well or to plans to farmout its interest in this property. Management plans to develop the remainder of the block with additional seismic.

         China

         Fengcheng Coalbed Methane Exploration Prospect, Jiangxi, China. GREKA is a party to a production sharing contract with the China United Coalbed Methane Corporation Ltd., which contract has been approved by the Chinese Ministry of Foreign Trade and Economic Cooperation, to jointly exploit coalbed methane resources in Fengcheng, East China's Jiangxi Province. The contract block in which GREKA has a 49% working interest covers a total area of 380,534 acres. The 30-year contract provides that GREKA as operator will drill at least ten coalbed methane wells over a three year term. Two production test wells have been drilled and were both successful. The Company intends to drill five wells in 2001 to prove reserves this year and to thereafter formulate detailed development plans.

Oil and Gas Producing Properties

         At December 31, 2000, we owned and operated domestic producing properties in 8 states, with our U.S. proved reserves located primarily in two core areas: California and Louisiana which represent approximately 63.9% and 29.2%, respectively, of our proved reserves (BOE).

         The following table summarizes GREKA's estimated proved oil and gas reserves by geographic area as of December 31, 2000. The following table includes both proved developed (producing and non-producing) and proved undeveloped reserves. Approximately 35% of the total reserves reflected in the following table are proved undeveloped. There can be no assurance that the timing of drilling, reworking and other operations, volumes, prices and costs employed by the independent petroleum engineers will prove accurate. Since December 31, 2000, oil and gas prices have generally decreased. At such date, the price of WTI crude oil as quoted on the New York Mercantile Exchange was $28.40 per Bbl and the comparable price for April 4, 2001 was $27.12. Quotations for the comparable periods for natural gas were $9.52 per Mcf and $5.18 per Mcf, respectively. The proved developed and proved undeveloped oil and gas reserve figures are estimates based on reserve reports prepared by GREKA's independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves comprise a substantial portion of GREKA's reserves and, by definition, had not been developed at the time of the engineering estimate. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on GREKA and its operations.

                                   December 31, 2000

                            Proved Reserves, net                              PV-10 Value
                      Gross        Oil        Gas
 Property             Wells      (MBbls)     (MMcf)    MBOE   Dollar Value        %
 --------            -------     -------    -------  -------  ------------     -------
                                                             (In thousands)
California:
  Integrated Ops..     328        5,638       2,769    6,142     $ 37,546       22.9%
  E&P ............     136        3,687         964    3,862     $ 26,623       16.2%
Total
   California ....     464        9,325       3,734   10,004     $ 64,169       39.2%
Louisiana ........      28        2,000      14,140    4,571     $ 86,966       53.1%
Other United
    States........     212          687       2,201    1,087     $ 12,742        7.8%
Total United
   States ........     704       12,012      20,075   15,662     $163,877      100.0%

         The following is a brief discussion of our oil and gas operations in our major fields:

         California

         Central Coast Fields. GREKA's subsidiary operates four fields in the Central Coast area of California. These fields provide equity crude oil for GREKA's wholly owned asphalt refinery. The fields are Cat Canyon, Casmalia, Gato Ridge and Santa Maria Valley which collectively have an average working interest of 100% in 101 active wells producing 1376 BOEPD. These fields represent 39.2% of GREKA's total proved reserves.

         We have established a horizontal drilling program by re-entering existing idle wellbores and drilling short radius laterals utilizing proprietary technology patented from BP Amoco. The reduced cost for re-entries ($125,000 per well) should contribute to a higher economic success rate and additional economic reserves. Earlier drilling has delineated the S1b Sisquac Sand in the Cat Canyon Field and S2 Sisquac Sand in the Gato Ridge Field as those formations with the highest opportunities for success. Management plans to drill eleven horizontal re-entries during 2001 primarily to exploit these two reservoirs plus explore the Monterey Zone.

         Richfield East Dome Unit. The Richfield East Dome Unit is a mature waterflood in Orange County, California, operated by GREKA's subsidiary and producing 735 BOPD. The field has proved net reserves of 2.7 MMBO valued at PV-10 $13.4 million or 8.2% of the Company's total reserve value. Waterflood operations were initiated in 1974 by Texaco. Field facilities are in sufficiently satisfactory condition to service the waterflood operation through the 30 years remaining in the life of the field.

         North Belridge Field. The North Belridge Field is located in Kern County, California. GREKA's subsidiary is the operator and owns 100% working interest in 42 wells on three leases covering 270 contiguous acres. The wells produce from two formations-- light oil from the Diatomite zone and heavy oil from the Tulare formation. Current production is about 348 BOEPD, net proved reserves are 1.1 MMBOE valued at PV-10 $10.2 million. (See Item 3-"Legal Proceedings")

         Louisiana

         Potash Dome Field. The Potash Dome Field is located in Plaquemines Parish south of New Orleans, Louisiana, overlying a salt dome. The wells on the west side of the field are land based while the wells on the east side produce from single well structures located in shallow inland water. GREKA's subsidiary operates the 3000 acre field and has 100% working interest in 23 wells. Proved net reserves in the field are 2.0 MMBO and 14.1 BCFG valued at PV-10 $86.9 million. There exists substantial drilling opportunities in the field with net proved undeveloped reserves of 1.2 MMBO and 9.1 BCFG in seven drilling locations as determined by Netherland, Sewell & Associates, Inc., GREKA's independent petroleum engineers. In January 2001, GREKA announced the completion of the Orleans Levee Board Well #77, which tested 2.5 MCFGPD of dry gas at a flowing tubing pressure of 2,350 pounds per square inch gauge. Currently, this well is producing 300 BOPD and 800 MCFGPD at a flowing pressure of 1,300 pounds per square inch gauge. The well was completed in the Miocene "8B" Zone with perforations from 7,796 feet to 7,828 feet, leaving the Miocene "8A" Zone at 7,728 feet and the Miocene "7E" Zone at 7,496 feet available uphole for future recompletions. Additionally GREKA believes there is substantial opportunity to add gas reserves in a deeper zone called the Tex "W" which is owned 50% by GREKA's subsidiary and 50% by Exxon-Mobil. To minimize the cost of testing the deeper zones management expects to deepen at least one of the wells required to develop the proved locations a maximum 1000' below the zone which has proved reserves.

         Manila Village Field. The Manila Village is located in Jefferson Parish, south Louisiana. The field is operated by GREKA's subsidiary and produces 236 BOPD (80 BOPD net) from five wells all located on single well structures in shallow inland water. Proved developed reserves are 3.7 MBO net to GREKA's subsidiary.

         Other United States

         Southwest Tatum Field. The Southwest Tatum Field operated by GREKA's subsidiary is located in Lea County, New Mexico. This field was discovered in

1996 through the use of 3-D seismic. There are four different productive horizons in the field, Devonian, Canyon, Cisco, and Wolfcamp. The emphasis is currently focused on the Company's plan to drill an additional extension well in 2001 to enhance recovery. Remaining drilling locations are under study. There are net proved developed reserves of 173 MBO and 136 MMCFG in the field as of December 31, 2000.

         San Simon Field. The San Simon Field is located in Lea County, New Mexico. GREKA's subsidiary operates one oil well and three gas wells. The oil well is the only producer in the field completed in the Wolfcamp formation. It currently flows oil at 86 BOPD with 132 MCFGPD (110 BOEPD). The well has estimated remaining gross reserves of 353 MBO (146 MBO net) and 282 MMCFG (117 MMCFG net) with net PV-10 value of $2.6 million. The Company plans to drill a second Wolfcamp well in 2001. GREKA's independent reservoir engineers have assigned a proved undeveloped drilling location in the Wolfcamp which is valued at net PV-10 $0.9 million.

Oil and Gas Reserves

         Our proved reserves and the estimated present value of future revenues from proved developed and undeveloped oil and gas properties in this document have been estimated by our independent petroleum engineers. In 1998, 1999 and 2000, Netherland, Sewell & Associates, Inc. prepared reports on GREKA's reserves in the United States. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by GREKA. In accordance with the SEC's guidelines, GREKA's estimates of future net revenues from GREKA's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalation. Future net revenues at December 31, 2000 reflect weighted average prices of $26.93 per BOE compared to $17.90 per BOE and $8.81 per BOE as of December 31, 1999 and 1998, respectively.

         The following tables present total estimated proved developed producing, proved developed non-producing and proved undeveloped reserve volumes as of December 31, 1998, 1999 and 2000 and the estimated present value of future net revenues ("PV-10") (based on current prices and costs at the respective year's end, using a discount factor of 10 percent per annum). As used herein, the term "proved undeveloped reserves" are those which can be expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir. There can be no assurance that these estimates are accurate predictions of reserves or of future net revenues from oil and gas reserves or their present value. As indicated elsewhere, the prices received for oil and gas have generally decreased since the preparation of the 2000 year end engineering estimates.

                                             Estimated Proved Oil and Gas Reserves

                                                         At December 31,
                                             ------------------------------------
                                              1998(1)       1999(1)       2000(1)
                                             --------      --------      --------
Net oil reserves (MBbl)
   Proved developed producing ............        921         6,469         7,060
   Proved developed non-producing ........        449           825         1,309
   Proved undeveloped ....................        703         3,237         3,644
                                             --------      --------      --------
    Total proved oil reserves (MBbl) .....      2,072        10,532        12,012
                                             ========      ========      ========
Net natural gas reserves (MMcf)
   Proved developed producing ............        955         3,364         5,184
   Proved developed non-producing ........      1,760         5,398         4,758
   Proved undeveloped ....................      2,417         8,836        10,133
                                             --------      --------      --------
    Total proved natural gas
      reserves (MMcf) ....................      5,132        17,598        20,075
                                             ========      ========      ========

Total proved reserves (MBOE) .............      3,006        13,732        15,662


----------

(1) Does not include reserve volumes attributable to the Company's interest in Colombian assets sold in June 1999 or Canadian assets sold in July and August 1999 and June, July and August 2000 (see generally Item 1-"Description of Business, Divestiture Activities").

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

                                                  Estimated Present Value of
                                                     Future Net Revenue
                                                       (In thousands)
                                                       At December 31,
                                         ------------------------------------------
                                           1998(1)         1999(1)         2000(1)
                                         ----------      ----------      ----------
PV-10 Value
   Proved developed producing ........   $    2,301      $   39,689      $   67,080
   Proved developed non-producing ....        1,629           8,977          37,160
   Proved undeveloped ................        1,169          18,487          59,637
                                         ----------      ----------      ----------

      Total ..........................   $    5,100      $   67,153      $  163,877
                                         ==========      ==========      ==========

----------

(1) Does not include reserve volumes attributable to the Company's interest in Colombian assets sold in June 1999 or Canadian assets sold in July and August 1999 and June, July and August 2000 (see generally Item 1-"Description of Business, Divestiture Activities").

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

         The following table summarizes sales volume, sales price and production cost information for GREKA's net oil and gas production for each of the years in the three-year period ended December 31, 2000.

                                     Year Ended December 31,
                              ------------------------------------
                               1998(1)       1999(1)       2000(1)
                              --------      --------      --------
Production Data:
  Oil (MBbls) .............         13           528           770
  Gas (MMcf) ..............         --           862         1,807
    Total (MBOE) ..........         13           685         1,099

Average Sales
  Price Data
  (Per Unit):

  BOE .....................   $      6      $  14.65      $  22.14

Selected Data
 per BOE:
  Production costs(2) .....   $      9      $   6.27      $   6.49
  General and
    administrative ........   $    119      $   3.42      $   5.79
  Depletion,
    depreciation and
    amortization ..........   $     26      $   2.90      $   2.90


----------

(1) Does not include reserve volumes attributable to the Company's interest in Colombian assets sold in June 1999 or Canadian assets sold in July and August 1999 and June, July and August 2000 (see generally Item 1-"Description of Business, Divestiture Activities").

(2) Production costs include production taxes.

Drilling Activity

         With respect to GREKA's participation in the drilling of exploratory and development wells (excluding information attributable to the Company's interest in Colombian or Canadian assets (see Item 1-"Description of Business, Divestiture Activities")) for each of the three years in the three year period ended December 31, 2000, there has been no drilling activity except as set forth in the following table:



                                       Year Ended December 31,
                         ------------------------------------------------
                             1998              1999           2000
                         ---------------  --------------   --------------
                         Gross(1) Net(2)  Gross(1) Net(2)  Gross(1) Net(2)
                         -------- ------  -------- ------  -------- ------
United States:
Development Wells
  Oil                           3    2.3        --     --         5      5
  Gas                          --     --        --     --        --     --
  Dry (3)                      --     --        --     --         1      1

----------

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

Productive Oil and Gas Wells

         The following table sets forth information at December 31, 2000, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which GREKA through its subsidiaries owned a working interest:

                       Oil                   Gas                Total
                 Gross       Net       Gross      Net      Gross      Net
                 -----      -----      -----    ------     ------    -----
United States      625        487         80        41        705      528
                 =====      =====      =====    ======     ======    =====


Oil and Gas Acreage

         The following table sets forth certain information at December 31, 2000 relating to oil and gas acreage in which GREKA through its subsidiaries owned a working interest:

                             Developed(1)                 Undeveloped
                       -------------------------      -------------------
                       Gross              Net         Gross         Net
United States            21,070           16,180       11,201       8,025
                       ========          =======      =======     =======


(1)  Developed acreage is acreage assigned to productive wells.

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

         From time to time, substantially all of GREKA's properties, including its stock in its subsidiaries, are hypothecated to secure GREKA's current and future indebtedness. GREKA's subsidiaries' working interest in properties may be subject to lienholders by non-payment. In the event of GREKA's non-payment or untimely payment of its obligations, GREKA expects liens to be filed against its assets and to be subject to lawsuits. Oil and gas leases in which GREKA'S subsidiaries have an interest may be deficient, require ratifications and be subject to action by GREKA subsidiaries.

Average Sales Price and Production Cost

         The following table sets forth information concerning average per unit sales price and production cost for GREKA's oil and gas production for the periods indicated:


                                            Year Ended December 31,
                                        ------------------------------
                                          1998       1999       2000
                                        --------   --------   --------
Average sales price per BOE:
  Integrated Ops ....................   $      6   $  10.82   $  18.63
  E&P Americas ......................         --      17.14      25.27
  Combined ..........................          6      13.86      22.14

Average production cost per BOE:
  Integrated Ops ....................   $      9   $   8.74   $   5.91
  E&P Americas ......................         --       5.80       6.78
  Combined ..........................          9       7.47       6.37


Asphalt Refinery

         GREKA owns an asphalt refinery in Santa Barbara County, California through a wholly owned subsidiary. The refinery is a fully self-contained plant with steam generation, mechanical shops, control rooms, office, laboratory, emulsion plant and related facilities, and is staffed with a total of 19 operating, maintenance, laboratory and administrative personnel.

Real Estate Activities

         GREKA'S subsidiaries from time to time purchased real estate in conjunction with their acquisition of oil and gas and refining properties in California and plan to continue this practice. At December 31, 2000, the Company owned through its subsidiaries approximately 2,500 acres in Santa Barbara County, California and approximately 6 acres in Orange County, California. GREKA has used a portion of its real estate holdings for agricultural purposes. GREKA plans to retain some of these real estate holdings for asset appreciation which may include developmental activities at a future date.

Limestone Properties

         Indiana - Monroe Field. GREKA has a security interest in a non-core, 355 acre limestone property located in Monroe County, Indiana. The limestone deposits are made up of Salem limestone, which produces a high industrial grade calcium oxide or calcium carbonate used in scrubbing machinery that cleans the gaseous emissions from coal burning generators.

         In 1999, GREKA sold its interest in the limestone property in exchange for a $5.7 million non-recourse promissory note, secured by the limestone property. The buyer defaulted on the note, and the parties are in litigation to adjudicate all claims. (See Item 3-"Legal Proceedings")

Offices

         GREKA leases approximately 1,000 square feet of office space at 630 Fifth Avenue, Suite 1501, New York, New York, for its executive offices through September 30, 2004. GREKA's offices are located in Santa Maria, California; Houston, Texas; Beijing, China; Jakarta, Indonesia; and Bogota, Colombia.

Item 3. Legal Proceedings

         Pembrooke Calox, Inc. v. GREKA Energy Corporation, et al. (Index No. 604905/99, Supreme Court, New York County, October 1999). Pembrooke Calox, Inc. ("Pembrooke") brought an action against GREKA and others seeking damages of approximately $5 million for an alleged breach of a settlement agreement and related contracts pursuant to which Pembrooke was to receive GREKA's interest in a limestone reserve located in Indiana in exchange for payment on a $5.7 million non-recourse promissory note. Pembrooke has not paid any funds to the Company. Pembrooke alleges that it was unable to make such payment because of GREKA's purported failure to provide certain geological documents concerning mineral reserves located under the property. GREKA has filed fraud-based counterclaims, and the parties have agreed that title to the property is to continue being held in escrow pending adjudication of all claims. While GREKA plans to vigorously defend all claims asserted by Pembrooke and seek all counter-relief, the litigation is in its discovery stage.

         RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999). RGC International Investors, LDC ("RGC") brought suit against GREKA, Saba and the former directors of Saba based on claims arising from GREKA's acquisition of Saba on March 24, 1999. RGC sought, among other things, rescission of the merger and an unspecified amount of damages for GREKA's alleged failure adequately to provide for RGC's rights as a Saba preferred shareholder in consummating that merger. In November 2000, the court granted GREKA's motion to dismiss those aspects of RGC's complaint that rely directly upon RGC's prior rights as an old Saba preferred shareholder, determining that RGC relinquished those rights in exchange for a note as contemplated in a term sheet with GREKA. This resulted in the court's dismissal of eight of the nine counts asserted by RGC, effectively dismissing from this litigation the former directors of Saba. RGC subsequently filed an amended complaint to state certain equitable and other causes of action against GREKA and Saba arising from such term sheet and the note contemplated therein. GREKA filed counter-claims which were substantially dismissed in March 2001. GREKA plans to vigorously defend all claims asserted by RGC. The trial is scheduled to commence during April, 2001.

         Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles County, February 2000). GREKA's subsidiary filed an action against Omimex Resources, Inc. and its subsidiaries seeking a judgment declaring the Company's right to rescind the June 1999 sale agreement by which the Company would own the Colombian assets as of January 1, 1999 or, alternatively, an order directing specific performance of the agreement by Omimex which includes reassignment of the Colombian assets to the Company. The Company's subsidiary alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. The parties were working toward closing on the Company's re-purchase of the Colombian assets, which closing was extended to July 2000. Omimex refused to close as proposed by the Company, and in August 2000, after the court's finding of a likelihood that the Company will prevail on the merits of its claims for Omimex's breach of the agreement and breach of the implied covenant of good faith and fair dealing, the Company was granted a temporary restraining order and then an injunction securing and protecting GREKA's rights to the assets and related cash flow through trial. While the subsidiary plans to vigorously pursue all claims against Omimex and defend all counter-allegations, the litigation is in its preliminary discovery stages.

         Pond v. GREKA Energy Corporation, et al. (Case No. 1007775, Superior Court of the State of California, County of Santa Barbara, Santa Maria Branch, May 2000). Eddie and Jeanne Pond have brought an action against GREKA, Unocal Corporation and others seeking damages of an unspecified amount based on claims arising from defendants' alleged contamination of the surface property owned by the Ponds. As a result of discovery, the parties have engaged in settlement negotiations and, based on those negotiations, it has become clear that this matter may no longer be deemed material and no further disclosure will be made with respect to this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on December 4, 2000, the following individuals were elected to the Board of Directors to serve for a 3-year term ending 2003 as Class B directors:

                                            Votes For   Votes Withheld
                                            ---------   --------------
         George G. Andrews                  3,014,997           35,784
         Dr. Jan F. Holtrop                 3,018,890           32,468



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Our common stock is listed for trading on the Nasdaq National Market under the symbol "GRKA". Prior to March 25, 1999, the trading symbol was "HVNV". Except for a period from August to December of 1997, GREKA's common stock has been quoted on NASDAQ since February 19, 1993. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share of GREKA common stock as reported on the Nasdaq National Market. Our common stock quotations represent inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. There can be no assurance that a public market for GREKA's common stock will be sustained in the future.


                                                 Bid
                                           Low        High
                Quarter Ended
                March 31, 1999           4.875      10.500
                June 30, 1999            6.375       9.125
                September 30, 1999       7.000      13.500
                December 31, 1999        7.500      12.000
                March 31, 2000           8.563       9.500
                June 30, 2000            8.625       8.813
                September 30, 2000      14.375      15.688
                December 31, 2000       12.750      13.438

         On April 4, 2001 there were approximately 884 registered holders of GREKA's common stock. Based on a broker count, GREKA believes at least an additional 3,463 persons are shareholders with street name positions.

         Holders of GREKA common stock are entitled to receive such dividends as may be declared by the GREKA board of directors. GREKA has not yet paid any cash dividends, and the board of directors of GREKA presently intends to pursue a policy of retaining earnings for use in GREKA's operations and to finance expansion of its business. In January 2001, GREKA issued a 5% stock dividend to its shareholders of record at close of market on December 31, 2000 increasing the total number of shares outstanding at December 31, 2000 of 4,307,879 by 218,188. The
declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

         In January 2000, we appointed The Bank of New York at 101 Barclay Street, Fl 12-W, New York, New York 10286 as the Company's registrar and transfer agent for its common and preferred stock.

         In October 2000, we repurchased 800,000 shares of our common stock from Capco and canceled such shares so that they became authorized but unissued shares of common stock.

         In November and December of 2000, we completed the sale of 450,000 and 67,500 shares of our no par value common stock, respectively, in accordance with an underwriting agreement with Friedman Billings & Ramsey for $13.75 per share. The original offering of 450,000 shares closed on November 27, 2000 followed by the underwriters over allotment option which was exercised by the underwriter on December 27, 2000 resulting in total net proceeds of approximately $6,380,000 to the Company. This offering was made pursuant to a shelf registration statement originally filed during September of 2000. As of the date of this report on Form 10-K, 3,482,500 shares remain "on the shelf" for possible future transactions as described in the Company's registration statement (File No. 333-45352).

Item 6. Selected Financial Data.

         The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The financial data for each of the five years ended December 31, 2000, were derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with the Company's financial statements included elsewhere in this report.


                                                                     Years Ended December 31,
                                                       -------------------------------------------------------
                                                         2000       1999        1998        1997        1996
                                                       --------   --------    --------    --------    --------
                                                                 (In thousands, except per share data)
Income Statement Data:

Sales ..............................................   $ 49,067   $ 29,138    $    146    $    212    $    604

Production and Product Costs .......................   $ 25,200   $ 17,821    $    121    $    248    $    367

General and administrative .........................   $  6,699   $  3,205    $  1,542    $    756    $    575

Depletion, depreciation &
  amortization .....................................   $  3,592   $  3,024    $    333    $     24    $     19

Other operating expenses ...........................   $  2,377   $     --    $     --    $     --    $     --

Interest Expense ...................................   $  4,535   $  1,860    $     32    $     25    $     35

Other Income(Expense) Net ..........................   $   (991)  $ (1,696)   $   (526)   $    (34)   $     15

Minority Interest ..................................   $     --   $     20    $     --    $     --    $     --

Income tax (expense) benefit .......................   $   (362)  $    (46)   $     --    $     --    $     --

Equity in Earnings/Loss of Saba
  (pre-acquisition) ................................   $     --   $    569    $    586    $     --    $     --

Cumulative effect of change in accounting ..........   $    853   $     --    $     --    $     --    $     --

Net income(loss) ...................................   $  4,457   $  3,367    $ (5,548)   $   (851)   $   (377)

Income (loss) per common share:

Basic net income(loss) per share ...................   $   1.05   $   0.84    $  (3.42)   $  (1.44)   $  (4.70)

Cash dividend per share ............................   $     --   $     --    $     --    $     --    $     --
Basic weighted average common
  shares outstanding ...............................      4,263      4,003       1,621         591          80
Diluted weighted average common
  shares outstanding ...............................      4,550      4,575       1,621         591          80

Balance Sheet Data (end of period):

Working Capital ....................................   $ (2,663)  $(14,176)   $ (1,828)   $  3,133    $    276
Net property and equipment .........................   $ 77,182   $ 70,287    $    926    $  6,795    $    735
Total assets .......................................   $ 98,813   $ 84,214    $ 20,807    $ 10,803    $    901
Long-term obligations ..............................   $ 28,207   $ 15,696    $     53    $     77    $    541
Total stockholders' equity .........................   $ 40,211   $ 33,378    $ 18,505    $  9,095    $    (10)

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation

Overview

         In view of significant material changes to GREKA during 1998, the acquisition of Saba in March 1999, and assumption of full operations related to the asphalt refinery, management believes that the financial condition and results of operations of GREKA reported for periods prior to 1999 are not indicative of the future financial condition and results of operations of GREKA. As a consequence of GREKA's subsidiary's assumption of full operations at its refinery in May 1999, the Company has been reporting 100% of the revenue and net income resulting from operations in contrast to recognition prior to May 1999 of only 50% of the net profit resulting from the same operations. Saba's 1998 financial statements are not consolidated with GREKA's 1998 financial statements since the acquisition had not been consummated by December 31, 1998.

         During the latter of part of 1998 and early 1999, management of GREKA was primarily focused on the acquisition of Saba and considerable expenses were incurred in connection with the Saba transactions in the fourth quarter of 1998 and the first quarter of 1999. Due to the significance to GREKA of the Saba acquisition, GREKA's management and staff devoted a substantial amount of time and effort to the acquisition. GREKA has already executed, and continues to execute, an aggressive rework program to return to production existing wells on all properties.

         In view of the significant differences between GREKA's corporate structure before the March 1999 acquisition of Saba, comparisons of GREKA's results of operations for 1998 and 1997 are considered by management not to be either relevant or representative of GREKA Energy's long-term potential.

Results of Operations

Comparison of Years Ended December 31, 2000 and 1999

         Revenues increased from $29,137,810 for 1999 to $49,067,140 for 2000 primarily as a result of increased refinery sales and increased oil and gas sales.

         Production costs decreased from $7,244,316 for 1999 to $4,076,545 for 2000 primarily as a result of tight management controls and employee incentives.

         General and administrative expenses increased from $3,205,276 for 1999 to $6,669,275 for 2000 primarily as a result of a full twelve months of post merger general and administrative expenses.

         Depreciation, depletion and amortization increased from $3,023,785 for 1999 to $3,592,242 for 2000 primarily as a result of a full twelve months of post merger depreciation, depletion and amortization expenses.

         Interest expense increased from $1,859,688 for 1999 to $4,535,174 for 2000 primarily as a result of increased financing activities.

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

Liquidity and Capital Resources

         The working capital deficit at December 31, 2000 of $2,613,466 decreased from a working capital deficit of $14,175,635 at December 31, 1999. Current assets increased $7,779,831 from $11,983,973 at December 31, 1999 to $19,763,804 at December 31, 2000 which includes an increase of $4,740,350 in cash and cash equivalents from $97,319 at December 31, 1999 to $4,837,699 at December 31, 2000. Approximately $7.5 million of refinery raw material and finished product inventory and refinery accounts receivable result from refinery operations. Current liabilities decreased from $26,159,608 at December 31, 1999 to $22,376,270 at December 31, 2000, a decrease of $3,783,338. The current portion of long term debt decreased $4,139,546 during the period. The foregoing changes are a result of significant debt restructuring and a full 12 months of post merger activities.

Cash Flows

         Cash used in operations improved from an outflow of $401,150 for the year ended December 31, 1999 to an inflow of $11,473,814 for the year ended December 31, 2000. Net income for the period, adjusted for non-cash charges, provided $9,971,312 of cash inflow.

         The Company's net cash flows from investing activities increased from a net outflow of $788,351 for the year ended December 31, 1999 to a net outflow of $9,744,892 for the year ended December 31, 2000. This change was primarily attributable to increased activity associated with increasing daily oil and gas production and future reserves.


         The Company's net cash provided by financing activities increased from an inflow of $1,036,608 for the year ended December 31, 1999 to $3,473,529 for the year ended December 31, 2000. Cash was provided during 2000 from proceeds of the Company's financing facilities with CIBC which created a inflow of cash of $5,713,503, net of the payoff to Bank One. There was a net reduction in the amount of debt to GMAC of 1,315,093, and the Company benefited from the sale of its common stock by 6,162,068 while it used cash to acquire 5,653,616 of its common stock.

Capital Expenditures

         The Company's growth is focused on acquisitions that are strategic and in accordance with its business plan. It is intended that such acquisitions will be achieved concurrent with the closing of adequate financing. Historically, GREKA has relied on cash flow from operations to finance operational capex expenses. For

2001, GREKA has budgeted $30.0 million for its capex expenses to be funded by its cash flow and credit facilities.

         The Company is current on all its interest payments, and has sufficient cash flow for all of its operating and foreseen capital requirements. Further, GREKA intends to achieve the following:

     * Continue to execute an aggressive rework program to return to production existing wells on all properties that have shut-in wells.

     * Utilize the in-house proprietary and cost effective horizontal drilling technology to enhance production in the Santa Maria Valley area, increasing the equity oil and gas production as well as new gas treatment facilities.

     * Continue to acquire assets to enhance the benefit of integrated operations that collectively provide for low cost operating expenses and high cash flow.

     * Drill five new wells in Louisiana and two new wells in New Mexico to increase natural gas and oil production.

     * Drill five new wells in China in a pilot program to confirm anticipated production levels of Coalbed Methane (CBM), and upon successful completion, develop and implement the appropriate plan to exploit the additional acreage.

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

Recent Accounting Pronouncements

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective on January 1, 2001, and prescribes accounting and disclosure requirements for derivative instruments and hedging activities. This pronouncement is not expected to affect GREKA because it has no such instruments.

Inflation

         GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         At December 31, 2000, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Item 8. Financial Statements.

         Please see accompanying Index to Financial Statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The directors and executive officers of GREKA are as follows:

Name
Since                              Age                   Positions
---------------------              ---     ---------------------------------------
Randeep S. Grewal                   37     Chairman of the Board, Chief Executive
September 1997                             Officer and President, Class A Director

Dr. Jan F. Holtrop                  66     Class B Director
September 1997

George G. Andrews                   76     Class B Director
July 1998

Dai Vaughan                         62     Class C Director
March 1999

Kenton D. Miller                    48     Class C Director
October 2000


         Randeep S. Grewal. Mr. Grewal most recently served since April 1997 as Chairman and Chief Executive Officer for Horizontal Ventures, Inc., an oil and gas horizontal drilling technology company which became a subsidiary of GREKA in September 1997. At that time Mr. Grewal assumed responsibility as Chairman of the Board, Chief Executive Officer and President of GREKA and has since established GREKA's strategies and business plan resulting in consistent growth year after year. From 1993 to 1996, Mr. Grewal was the Corporate Vice President for the Rada Group with principal responsibilities for its global operations on test equipment. He has also been involved in various joint ventures, acquisitions, mergers and reorganizations since 1986 in the United States, Europe and the Far East within diversified businesses. Mr. Grewal has a Bachelor of Science degree in Mechanical Engineering from Northrop University.

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

         George G. Andrews. Mr. Andrews has been a consultant and private investor since his retirement from the oil and gas industry in 1987. From 1982 until 1987 he was employed as Corporate Vice President of Intercontinental Energy Corporation of Englewood, Colorado and directed the company's land acquisition, lease and management operations. Between June 1981 and November 1982 Mr. Andrews was Vice President of Shelter Hydrocarbons, Inc. of Denver, Colorado where he directed all land management and operation procedures including contract systems and negotiations of acquisition agreements. From 1979 to June of 1981 Mr. Andrews was Senior Landman for the National Cooperative Refinery Association in Denver, Colorado where he was responsible for negotiation and acquisition of oil and gas leases, certifying title requirements, and ongoing daily operations. Mr. Andrews obtained his B.S. degree in 1947 from the University of Tulsa, where he majored in Economics.

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

         Kenton D. Miller. Since 1997, Mr. Miller has been a consultant with GREKA to assist management in property valuations, financial accounting and analysis. From 1991 to 1997, Mr. Miller provided a variety of consulting and management advisory services oriented to improve financial performance for a diverse group of petroleum related companies while maintaining an income tax practice catering to high networth individuals and their financial interests. Mr. Miller has 30 years of oil and gas experience, primarily with Ladd Petroleum Company, British Petroleum, and Cities Service Oil Company. Mr. Miller became a Registered Professional Engineer in 1984 and a Certified Public Accountant in 1994. Mr. Miller has a Bachelor of Science in Petroleum Engineering from the University of Tulsa.

         During 2000, the Board of Directors met ten times. No director attended less than 75% of the meetings.

         There are no family relationships among the directors. There are no arrangements or understandings between any director and any other person pursuant to which that director was elected.

         During the past five years, there have been no petitions under the Bankruptcy Act or any state insolvency law filed by or against, nor have there been any receivers, fiscal agents, or similar officers appointed by any court for the business or property of any of GREKA's directors or executive officers, or any partnership in which any such person was a general partner within two years before the time of such filing, or any corporation or business association of which any such director or executive officer was an executive officer within two years before the time of such filing. During the past five years, no incumbent director or executive officer of GREKA has been convicted of any criminal proceeding (excluding traffic violations and other minor offenses) and no such person is the subject of a criminal prosecution which is presently pending.

Committees

         GREKA's Audit Committee, whose charter was adopted in June 2000, is made up of Messrs. Miller, Andrews and Vaughan, and its Compensation Committee is made up of Messrs. Grewal, Vaughan and Andrews. The Board of Directors selects director nominees and will consider suggestions by stockholders for names of possible future nominees delivered in writing to the Secretary of GREKA on or before November 30th in any year. The Audit Committee and Compensation Committee each met once during 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on a review of reports filed with GREKA, all directors, executive officers and beneficial owners of more than five percent of GREKA common stock timely filed all reports regarding transactions in GREKA's securities required to be filed during the last fiscal year by Section 16(a) of the Securities Exchange Act of 1934, except Form 4's for December 2000 for Mr. Grewal and Dr. Holtrop who inadvertently reported their activity on a timely filed Form 5.

Item 11. Executive Compensation

         The following summary compensation table sets forth in summary form the compensation received during each of GREKA's last three completed fiscal years by the executive officers of GREKA, except no disclosure is required for those earning gross compensation less than $100,000.

Executive Compensation

                           Summary Compensation Table



                                       Annual Compensation            Long Term Compensation
                                  ----------------------------     -----------------------------
                                                                    Restricted       Securities
Name and principal                                                 stock awards      underlying       All other
position                  Year    Salary($)       Bonus($)(1)          ($)          options/SARS    compensation
------------------        ----    ---------       -----------      ------------     ------------    -------------
Randeep S. Grewal,        2000    $290,269             --               --             410,000        $12,000(3)
Chairman and Chief        1999    $248,400             --               --                --          $12,000(3)
Executive Officer         1998    $120,000             --           $367,500(2)        110,000        $ 4,200(3)

(1) The executive officers of GREKA were not paid any bonuses during the three fiscal years ended December 31, 2000.

(2) Awarded pursuant to the First Amendment to Employment Agreement dated October 14, 1998 and valued at the fair market value on such date.

(3) Auto expense allowance.

         No other form of compensation was paid during 1998, 1999 or 2000. No other executive officer or director of GREKA received total compensation in excess of $100,000 during the last three fiscal years.

                    Option/SAR Grants in Last Fiscal Year(1)
                               (Individual Grants)


                       Number of     Percent of total
                      Securities       options/SARS                               Grant
                      Underlying        granted to     Exercise or                Date
                     Options/SARS      employees in     base price  Expiration   Present
Name                  granted(#)        fiscal year      ($/Sh)        date       Value
-----------------    ------------    ----------------  -----------  ----------   -------
Randeep S. Grewal      410,000             40%            $8.625      1/30/10    11.0038(2)


(1) At December 31, 2000, GREKA had granted 1.4 million options to acquire shares of common stock of GREKA, of which 1,025,000 were granted in 2000 at an exercise price of $8.625 to employees, directors and consultants of the Company. A total of 164,000 options have terminated through attrition and 178,000 options were exercised during 2000, leaving the total option grants outstanding as of December 31, 2000 at 1,058,000 options. These figures do not reflect the impact of antidilution provisions affecting the options of the 5% stock dividend granted in January, 2001 to shareholders of record on December 31, 2000.

(2) The Black-Scholes pricing model was used with a volatility of .69 and a risk-free interest rate of 5%.


Aggregated Option/SAR Exercises
in Last Fiscal Year and
FY-End Option/SAR Values


                                                                        Value of
                                                   Number of          unexercised
                     Shares                       unexercised         in-the-money
                    acquired                      options/SARS        options/SARS
                       on           Value         at FY-end(#)        at FY-end($)
                    exercise       realized       exercisable/        exercisable/
Name                   (#)           ($)          unexercisable       unexercisable
-----------------   --------       --------       -------------       -------------
Randeep S. Grewal    150,000      $1,331,250     120,000/400,000    $626,250/$1,950,000

Employment Contracts and Termination Agreements

         On September 9, 1997, GREKA entered into a five-year employment agreement with Randeep S. Grewal. This agreement was amended on October 14, 1998, and on November 3, 1999 the Board of Directors adopted an amended and restated employment agreement for Mr. Grewal (the "Restated Agreement"). Under the terms of the Restated Agreement, Mr. Grewal's annual salary is $287,500 subject to an annual increase effective on the anniversary date. Mr. Grewal participates in GREKA's benefit plans and is entitled to bonuses and incentive compensation as determined by the board of directors of GREKA. The Restated Agreement also allows Mr. Grewal to receive an assignment of a 2% overriding royalty of all oil and gas properties of GREKA and to receive fringe benefits which include an automobile allowance of $1,000 per month. Under the original agreement, 30,000 shares of GREKA common stock were issued to Mr. Grewal.

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

Key-Man Life Insurance

         In December 2000, the Board of Directors authorized the Company to procure a key-man insurance policy on the life of its Chairman, Chief Executive Officer, and President, Randeep S. Grewal, for coverage in the amount of $10 million and for a 20 year term.

Director Compensation

         Each director who is not an employee of GREKA is reimbursed for expenses incurred in attending meetings of the board of directors and related committees. At December 31, 2000, GREKA had four outside directors. No compensation was paid to any outside director during fiscal 2000, except $16,650 to Mr. Vaughan and $32,000 to Mr. Miller for specifically identified matters, and none is planned for the immediate future. Prior to Mr. Miller's appointment as a director in December 2000, the Company granted in January 2000 to Mr. Miller for his consulting services 12,000 options to acquire shares of common stock of GREKA at an exercise price of $8.625 per share, vesting 33% on January 31, 2001, 2002 and 2003.

         During 2000, options to acquire shares of common stock of GREKA were granted to GREKA's directors for their services as members of the Board of Directors. At December 31, 2000, in accordance with GREKA's Stock Option Plans and at an exercise price of $8.625 per share, options expiring on January 30, 2010 were granted to the following directors as well as to Mr. Grewal [see "Executive Compensation"]:

                                     1997                         1999
Name                          Stock Option Plan(1)        Stock Option Plan(2)
--------------                --------------------        --------------------
George G. Andrews                    5,000                       60,000
Dai Vaughan                          5,000                       60,000
Jan F. Holtrop                       5,000                       50,000

(1)  Exercisable at December 31, 2000

(2) Vesting over a period of two years commencing January 30, 2001 at 50% per year until 2002 when they are fully vested.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

         The following table presents as of April 4, 2001 the common stock ownership of each person known by GREKA to be the beneficial owner of five percent or more of GREKA's common stock, all directors and officers individually, and all directors and officers of GREKA as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. GREKA is not aware of any contractual arrangements or pledges of GREKA's securities which may at a subsequent date result in a change of control of GREKA. As of April 4, 2001, there were 4,545,823 shares of GREKA common stock issued and outstanding.

                              Amount of Beneficial
                                    Ownership

     Name and Address
     of Beneficial Owner                                 Common Stock(1)          Percent of Class
     -------------------                                 ---------------          ----------------
     Capco Resources Ltd                                      296,791(2)                6.53%
     2922 E. Chapman Ave., Suite 202
     Orange, CA 92869

     International Publishing Holding s.a.                    381,057                   8.38%
     Postbus 84019
     2508 AA The Hague
     The Netherlands

     Randeep S. Grewal                                        570,000(3)               11.71%
     Chairman of the Board, Chief Executive Officer,
     and President
     10815 Briar Forest Drive
     Houston, TX 77042

     Dr. Jan F. Holtrop                                        45,000(4)                   *
     Director
     Van Alkemadelaan
     2596 AS The Hague
     The Netherlands

     George G. Andrews                                         65,000(5)                1.41
     Director
     7899 West Frost Drive
     Littleton, CO 80123

     Dai Vaughan                                               44,000(6)                   *
     Director
     2536 Waterstone Way
     Marietta, GA 30062

     Kenton D. Miller                                          15,000(7)                   *
     Director
     212 E. 25th Street
     Tulsa, OK 47114

     All directors and officers as a group (5 persons)        739,000                  14.72%

*Less than 1%

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

(2) GREKA has the voting rights to these shares owned by Capco Resources Ltd. whereby Capco must vote these shares at the direction of GREKA's management. GREKA has voting rights to these shares through 2002

(3) Includes options presently exercisable to acquire 320,000 shares of GREKA common stock, and 250,000 shares of GREKA common stock held individually by Mr. Grewal.

(4) Includes options presently exercisable to acquire 35,000 shares of GREKA common stock.

(5) Includes options presently exercisable to acquire 60,000 shares of GREKA common stock.

(6) Consists of options presently exercisable to acquire 44,000 shares of GREKA common stock.

(7) Consists of options presently exercisable to acquire 15,000 shares of GREKA common stock.

(8) Includes options presently exercisable to acquire 474,000 shares of GREKA common stock held by directors and an executive officer of GREKA.

Item 13. Certain Relationships and Related Transactions

         During the last three fiscal years, there have been no material transactions between GREKA and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of GREKA's outstanding shares, nor any member of the above referenced individuals' immediate family, except for Mr. Grewal's restated employment agreement (See
Item 11 - "Executive Compensation"), the loan from IPH (See Item 1 - "Description of Business; Financing & Debt Restructuring Activities"), the Settlement Agreement and Release entered into with Capco dated August 17, 2000, and as set forth below.

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

The Company has a note receivable at December 31, 2000 from Randeep S. Grecial, the Company's Chairman of the Board and Chief Executive Officer of $750,000 relating to an exercise of common stock options on December 26, 2000. This note was repaid on January 9, 2001.

         It is GREKA's policy that any future material transactions between it and members of its management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.


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

10.1 Amendment to Promissory Notes dated January 20, 2000 between Greka and International Publishing Holding, Inc. (filed as
                  Exhibit 10.13 to GREKA'S amended Report on Form 10-K filed on April 14, 2000 for the fiscal year ended December 31, 1999, and incorporated by reference herein)

10.2 Beaver Lake Resources Corporation March 1997 Re-Financing Agreement (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No. 001-13880) and incorporated herein by reference)

10.3 Preferred Stock Transfer Agreement dated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit 10.1 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.4 Common stock Purchase Agreement dated October 8, 1998 between Horizontal Ventures and Saba (filed as Exhibit 10.2 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.5 Option Agreement dated July 22, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.3 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.6 Promissory Note dated October 6, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.4 to Horizontal Ventures' Quarterly on Form 10-QSB for the quarter ended September 30, 1998 incorporated herein by reference).

10.7 Pledge Agreement dated October 6, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.5 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.8 Promissory Note dated November 4, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.6 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.9 Pledge Agreement dated November 4, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.7 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.10 Letter Agreement dated October 8, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.3 to Saba's Current Report on Form 8-K dated October 6, 1998 (File No. 001-138807) and incorporated herein by reference).

10.11 Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the Shareholders of Saba Acquisub, Inc. (filed as Exhibit 10.85 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.12 Agreement to Amend Common stock Purchase Agreement dated December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.84 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.13 Amendment No. 1 dated December 15, 1998 to Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the shareholders of Saba Acquisub, Inc. 10.1 to Saba's Current Report on Form 8-K dated December 18, 1998 File No. 001-13880) and incorporated herein by reference).

10.14             Amendment to $1,500,000 Promissory Note (filed as Exhibit
                  10.86 to the Amendment No. 2 to the Company's Registration Statement filed Form S-4 dated February 19, 1999 and incorporated herein by reference)

10.15 Exchange Agreement between GREKA and RGC International Investors (filed as Exhibit 10.87 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.16 Secured Convertible Promissory Note (filed as Exhibit 10.88 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.17 Asset Purchase Agreement dated March 17, 1999 among Sabacol, Inc. and the Omimex Group (filed as Exhibit 10.89 to the GREKA Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated by reference herein).

10.18 Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference herein)

10.19 Arrangement Agreement dated June 16, 1999 among GREKA Energy Corporation and Beaver Lake Resources Corporation (filed as
                  Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein)

10.20 Forbearance Agreement dated April 19, 1999, First Amendment To Forbearance Agreement dated April 30, 1999, and Amended And Restated Forbearance Agreement dated July 15, 1999 among Bank One, Texas, Saba Petroleum Company and GREKA Energy Corporation (filed as Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 SEC file #0-207670 and incorporated by reference herein)

10.21 Closing Agreement dated June 30, 1999 among Sabacol, Inc. and Omimex Resources, Inc. et al. (filed as Exhibit 4.2 to the GREKA Report on Form 8-K filed July 14, 1999 and incorporated by reference herein)

10.22 Amended and Restated Executive Employment Agreement dated November 3, 1999 among Randeep S. Grewal and GREKA (filed as
                  Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.23 Amendment dated September 24, 1999 to Loan and Security Agreement dated April 30, 1999 among BNY Financial Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.3 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.24 Rights Agreement dated November 3, 1999 (filed as Exhibit 10.4 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.25 First Amended and Restated Loan and Security Agreement dated November 30, 1999 by and among GMAC Commercial Credit LLC, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.1 to the GREKA Report on Form 8-K filed February 18, 2000 and incorporated by reference herein)

10.26 Letter Agreement dated December 13, 1999 by and among GMAC Commercial Credit LLC, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.2 to the GREKA Report on Form 8-K filed February 18, 2000 and incorporated by reference herein)

10.27 Credit And Guarantee Agreement dated as of June 19, 2000 among Greka AM, Inc. as borrower, the Company as guarantor, CIBC, Inc. as lender, Canadian Imperial Bank of Commerce as administrative agent, and CIBC World Markets Corp as arranger (filed as Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein)

10.28 Settlement Agreement and Release by and among GREKA and Randeep S. Grewal and Capco Resources, Ltd., Capco Energy, Inc., and Ilyas Chaudhary dated August 17, 2000 (filed as
                  Exhibit 10.8 to the Post Effective Amendment No. 1 to the registration statement on Form S-2, file no. 333-45352, and incorporated by reference herein)

10.29 Amendment No. 1 dated as of December 1, 2000 to the CIBC Credit and Guarantee Agreement dated June 19, 2000 (filed as
                  Exhibit 10.1 to the GREKA Report on Form 8-K/A filed December 11, 2000 and incorporated by reference herein)

10.30 First Amendment To First Amended And Restated Loan And Security Agreement dated February 22, 2001 by and among GMAC Commercial Credit LLC, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company*

10.31             Loan Agreement dated as of March 1, 2001 among Greka AM, Inc.
                  as borrower, the Company as guarantor, and the Bank of Texas, National Association*

21.1              Subsidiaries of GREKA*

23.1              Consent of Arthur Andersen LLP*

23.2              Consent of Netherland, Sewell & Associates, Inc.*

99.9              Preferability letter from Arthur Andersen LLP dated
                  April 13, 2001*

* Filed herewith.


(b) Reports on Form 8-K. During the fourth quarter of 2000, GREKA filed the following reports on Form 8-K:

     Current Report on Form 8-K/A filed on December 11, 2000 for the period ending June 21, 2000 which reported events under Item 5, Other Events.

                            GREKA ENERGY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                         REQUIRED BY ITEM 8 AND ITEM 14

                                                                    Page

Financial Statements of GREKA Energy Corporation

Report of Independent Public Accountants.............................F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.........F-3
Consolidated Statements of Operations for each of the
  three years ended December 31, 2000 ...............................F-4
Consolidated Statements of Stockholders' Equity for each
  of the three years ended December 31, 2000 ....................... F-5
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 2000 .....................................F-6
Notes to Consolidated Financial Statements...........................F-7
Schedule II - Valuation and Qualifying Accounts
  for the three years ended December 31, 2000........................F-23


All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

                    Report of Independent Public Accountants

To the Shareholders of GREKA Energy Corporation:

We have audited the accompanying consolidated balance sheets of GREKA Energy Corporation (a Colorado corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GREKA Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Company has changed its accounting for inventory from the first in, first out method to the average cost method.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
New York, New York

April 13, 2001

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               As of December 31,



                                     ASSETS

Current Assets                                                               2000           1999
                                                                         ------------   ------------
        Cash and cash equivalents ....................................   $  4,837,699   $     97,319
        Restricted cash ..............................................             --      1,000,000
        Accounts receivable trade, net of allowance for
          doubtful accounts of $827,144 (2000)
          and $1,343,825 (1999) ......................................      5,951,051      4,681,823
        Inventories ..................................................      3,814,992      3,292,380
        Other current assets .........................................      5,160,062      2,912,451
                                                                         ------------   ------------
                 Total Current Assets ................................     19,763,804     11,983,973
                                                                         ------------   ------------
Property and Equipment

        Investment in limestone property, at cost ....................      3,675,973      3,675,973
        Oil and gas properties (full cost method) ....................     38,838,169     29,653,061
        Land .........................................................     17,247,744     17,210,814
        Plant and equipment ..........................................     27,398,506     26,875,661
                                                                         ------------   ------------
                                                                           87,160,392     77,415,509


        Less accumulated depreciation, depletion and
          amortization ...............................................     (9,978,770)    (7,128,995)
                                                                         ------------   ------------
Property and Equipment Net ...........................................     77,181,622     70,286,514
Other Assets .........................................................      1,867,859      1,943,196
                                                                         ------------   ------------
                                                                         $ 98,813,285   $ 84,213,683
                                                                         ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                          2000           1999
                                                                         ------------   ------------
        Accounts payable and accrued expenses ........................   $ 13,742,245      8,235,627
        Current maturities of long term notes and notes payable ......      8,580,110     13,173,296
        Short term borrowing .........................................        105,000      4,750,685
                                                                         ------------   ------------
                 Total Current Liabilities ...........................     22,427,355     26,159,608

Long term debt, net of current portion ...............................     28,206,771     15,695,825

Other Liabilities ....................................................      7,967,941      8,979,927

Commitments and Contingent Liabilities

Stockholders' Equity

        Common Stock, no par value, 50,000,000 shares
          authorized, 4,523,273 (2000) 4,556,937 (1999)
          shares issued and outstanding ..............................     42,544,242     37,261,043
        Accumulated comprehensive income .............................             --        (19,243)
        Accumulated earnings (deficit) ...............................     (2,333,324)    (3,863,477)
                                                                         ------------   ------------

        Total Stockholders' Equity ...................................     40,211,218     33,378,323
                                                                         ------------   ------------
                                                                         $ 98,813,285     84,213,683
                                                                         ============   ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        For The Years Ended December 31,


                                                                               2000            1999            1998
                                                                           ------------    ------------    ------------
Revenues ...............................................................   $ 49,067,140    $ 29,137,810    $    145,813
                                                                           ------------    ------------    ------------
Costs and Expenses

        Operating Costs ................................................     25,199,620      17,820,620         121,016
        General and Administration .....................................      6,699,275       3,205,276       1,541,789
        Net Profit Sharing Plan ........................................        495,246              --              --
        Depreciation, depletion and amortization .......................      3,592,242       3,023,783         333,468
        Other expenses .................................................      1,881,856              --              --
        Writedown of oil and gas properties ............................             --              --       3,171,485
                                                                           ------------    ------------    ------------
Total Costs and expenses ...............................................     37,868,219      24,049,679       5,167,758
                                                                           ------------    ------------    ------------
Operating Income (loss) ................................................     11,198,901       5,088,131      (5,021,945)

Other income (expense)
        Equity in loss of Saba .........................................             --        (568,751)       (586,020)
        Interest income ................................................             --              --          83,242
        Interest expense ...............................................     (4,535,174)     (1,859,688)        (32,145)
        Loss on sale of Canadian properties ............................       (991,439)             --              --
        Other, net .....................................................             --         732,723           9,223
                                                                           ------------    ------------    ------------
                 Other Income (expense), net ...........................     (5,526,613)     (1,695,716)       (525,700)

Minority Interest in loss of consolidated
        subsidiary .....................................................             --          20,617              --
                                                                           ------------    ------------    ------------
Income (loss) before income taxes and
        accounting changes .............................................      5,672,288       3,413,032      (5,547,645)


Provision for income tax ...............................................        361,964          46,000              --
Cumulative affect of change in accounting for inventory ................        853,109              --              --
                                                                           ------------    ------------    ------------
Net Income (Loss) ......................................................      4,457,214    $  3,367,032    $ (5,547,645)
                                                                           ------------    ------------    ------------

Other Comprehensive (Loss) .............................................             --         (19,243)             --
                                                                           ------------    ------------    ------------

Comprehensive Income (Loss) ............................................      4,457,214    $  3,347,789    $ (5,547,645)
                                                                           ============    ============    ============
Net Income (Loss) per Share - Basic ....................................   $       1.05    $       0.84    $      (3.42)
                                                                           ============    ============    ============
Net Income (Loss) per Share - Diluted ..................................   $       1.04    $       0.79    $      (3.42)
                                                                           ============    ============    ============
Weighted average number of shares outstanding - Basic ..................      4,262,843       4,002,917       1,621,483
                                                                           ============    ============    ============
Weighted average number of shares outstanding - Diluted ................      4,549,692       4,574,348       1,621,483
                                                                           ============    ============    ============




    The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For Each of the Three Years Ended December 31,


                                                                            Accumulated
                                                   Common Stock              (Deficit)
                                               Shares          Amount         Earnings         Total
                                            ------------    ------------    ------------    ------------
Balance, December 31, 1997                     1,636,785    $ 11,588,073    $ (1,682,864)   $  9,905,209


Stock issued for cash in Reg "S" Offering         12,752          84,446              --          84,446


Issuance of stock to purchase shares of
    Saba Petroleum                             1,407,000      14,062,500              --      14,062,500

Net Income                                                                    (5,547,645)     (5,547,645)
                                            ------------    ------------    ------------    ------------

Balance as of December 31, 1998                3,056,537      25,735,019      (7,230,509)     18,504,510


Issuance of stock for acquisition of Saba      1,295,425       9,869,904              --       9,869,904


Issuance of stock for acquisition of
    Beaver Lake minority Interest                 70,977         506,978              --         506,798


Other issuances, net                             133,998       1,149,142              --       1,149,142


Net Income                                            --              --       3,367,032       3,367,032


Other Comprehensive Loss                              --              --         (19,243)        (19,243)
                                            ------------    ------------    ------------    ------------
Balance as of December 31, 1999                4,556,937      37,261,043      (3,882,720)     33,378,323


Issuance of stock for secondary offering         543,375       6,350,377              --       6,350,377


Issuance of stock for options and warrants       219,427       1,292,420              --       1,292,420


Issuance of stock for conversion of
    debentures                                    43,534         470,000              --         470,000


Repurchase of common stock                      (840,000)     (5,737,116)             --      (5,737,116)


Stock dividend                                        --       2,907,818      (2,907,818)             --


Net Income                                            --              --       4,457,214       4,457,214
                                            ------------    ------------    ------------    ------------


Balance as of December 31, 2000                4,523,273    $ 42,544,542    $ (2,333,324)   $ 40,211,218
                                            ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For Each of the Three Years Ended December 31,

                                                         2000            1999            1998
                                                     ------------    ------------    ------------
Cash Flow operating activities: ..................             --              --              --
 Net Income (loss) ...............................   $  4,457,214       3,367,032      (5,547,645)
 Adjustments to reconcile net income
      (loss) to net cash used inoperating
      activities
 Depreciation, depletion, and
  amortization ...................................      3,592,242       3,023,788         333,468
 Writedown of oil and gas properties .............             --              --       3,171,485
 (Gain) loss on sale of assets ...................             --              --          (9,223)
 Equity in net loss of Saba ......................             --         553,483         586,020
Compensation expense attributable to
  the issuance of Common Stock ...................             --         150,000              --
Loss on sale of Canadian properties ..............        991,439              --              --
Change in accounting policy ......................        853,109              --              --
(Increase) decrease in accounts
  receivable .....................................     (1,453,805)     (1,101,994)         (3,626)
(Increase) decrease in other assets ..............        700,337      (5,126,741)       (147,355)
(Increase) decrease in inventory and other
  current assets .................................     (3,625,527)        (66,310)       (114,646)
Increase (decrease) in accounts
  payable and accrued expenses ...................      5,901,401      (1,179,791)       (562,222)
Minority Interest in (loss) of
  Consolidated subsidiary ........................             --         (20,617)             --
Decrease in other liabilities ....................       (902,611)             --              --
                                                     ------------    ------------    ------------
Net cash provided by (used in)
  operating activities ...........................     10,534,280        (401,150)     (2,293,744)
                                                     ------------    ------------    ------------
Cash flow from investing activities:
 Decrease (increase) in time deposits
  and funds held in escrow .......................             --              --      (1,613,695)
 Purchases of property and equipment .............    (13,601,519)     (2,091,735)     (1,168,519)
 Proceeds from sale of property and
  equipment ......................................        571,000         915,000          55,908
Acquisition of Saba common and
  preferred shares ...............................             --              --      (2,327,630)
 Cash acquired in Saba acquisition ...............             --         444,764              --
Other ............................................                        (56,380)             --
                                                     ------------    ------------    ------------
Net Cash (used in) investing activities ..........    (13,030,519)       (788,351)     (1,826,546)

Cash flows from financing activities:
 Repayments of Notes Payable .....................     (9,472,277)    (28,098,901)        (32,896)
 Proceeds of loans from affiliates ...............             --      25,317,293       2,000,000
 Proceeds of Loan ................................     13,802,414              --              --
Net increase in Revolver Loan ....................             --       4,443,216              --
Payment of financing costs .......................             --        (625,000)             --
Proceeds from sale of stock, net of
 expenses ........................................      6,350,377              --          84,446
Repurchase of Common Stock .......................     (5,737,116)             --              --
Increase from restricted cash ....................      1,000,000              --              --
Exercise of options ..............................      1,292,420              --              --
                                                     ------------    ------------    ------------
Net cash provided by financing activities ........      7,236,318       1,036,608       2,051,550
                                                     ------------    ------------    ------------
Net increase (decrease) in cash and
 cash equivalents ................................      4,740,380        (152,893)     (2,068,740)
Cash and cash equivalents:
 Beginning of period .............................         97,319         250,212       2,318,952
                                                     ------------    ------------    ------------
End of period ....................................   $  4,837,699    $     97,319    $    250,212
                                                     ============    ============    ============
Cash paid for:
 Interest ........................................   $  3,830,243    $  1,688,424    $     32,145
 Income taxes ....................................   $    197,938    $    149,282    $         --
Non-cash financing and investing activities:
 Stock issued for services .......................   $         --    $   (180,000)   $         --
 Stock issued upon conversion of
  convertible debentures .........................        470,000              --              --

   The accompanying notes are an integral part of these financial statements.

                            GREKA Energy Corporation
                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS

     GREKA Energy Corporation, a Colorado corporation ("GREKA" or the "Company") is an independent integrated energy company. GREKA has oil and gas production, exploration and development activities in North America and the Far East, with primary areas of activity in California, Louisiana and China. In addition, GREKA owns and operates an asphalt refinery in California through a wholly-owned subsidiary.

Business Strategy

     GREKA's objective is to build shareholder value through consistent economic growth both in the increased throughput at its asphalt refinery and in the growth of its reserves and production, thereby creating an increase in net asset value per share, cash flow per share and earnings per share. Management is focused on a balanced program of low to medium risk exploitation and development of its existing reserves utilizing its proprietary technology and acquisition of synergistic production and businesses. All asset and capital investment decisions are measured and ranked by their risk-adjusted impact on per share value.

Business Segments

During 2000 and 1999, the Company operated in three industry segments:
Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. The accounting policies of the segments are the same as those described in NOTE 2 - Summary of Significant Accounting Policies. In 1998, the Company operated in one segment: contract drilling and development of oil and gas properties for its own account. Information about the Company's operations by segment as of and for the years ended December 31, 2000 and 1999, is as follows (in thousands):


                                     Integrated        E&P            E&P          Corp. &
                                     Operations      Americas        Int'l           Other           Total
                                    ------------   ------------   ------------    ------------    ------------
2000
----
Total Oil and Gas
    Revenue                         $     10,299   $     14,851   $        422    $     (9,915)   $     15,588
Refinery Revenue                          33,480             --             --              --          33,480
                                    ------------   ------------   ------------    ------------    ------------
Total Revenue                             43,710         14,851            422          (9,915)         49,068
                                    ------------   ------------   ------------    ------------    ------------
Expenses:
  Production Costs                         2,064          3,993             84          (2,065)          4,077
  Refinery Costs                          28,985             --             --          (7,862)         21,123
  General and Administrative               1,896          1,922            104           2,777           6,699
  DD&A Expenses                            1,814          1,556             77             145           3,592
  Net profit sharing plan                     --             --             --             495             495
  Other expenses                           1,882             --             --              --           1,882
                                    ------------   ------------   ------------    ------------    ------------
Operating Profit                           7,069          7,471            157          (2,910)         11,199
                                    ------------   ------------   ------------    ------------    ------------

   Interest expense                        2,646            320             27           1,542           4,535
   Loss on sale of Canada                     --             --            991              --             991
   Income tax expense                         --             --             --             362             362
   Cumulative effect of
     accounting change                       853             --             --              --             853
                                    ------------   ------------   ------------    ------------    ------------
    Net Income (loss)               $      3,569   $      7,000   $        130    $     (6,301)   $      4,457
                                    ============   ============   ============    ============    ============

Capital Expenditures                $      3,452   $      6,112   $      1,662              --    $     11,226
Assets at Year End                  $     61,497   $     31,925   $      4,642    $        749    $     98,813

1999
----
Total Oil and Gas
    Revenue                         $      3,710   $      5,425   $      2,815    $     (3,799)   $      8,183
Refinery Revenue                          20,924             --             --              --          20,924
                                    ------------   ------------   ------------    ------------    ------------
Total Revenue                             24,645          5,425          2,868          (3,799)         29,138
                                    ------------   ------------   ------------    ------------    ------------

Production Costs                           2,229          2,939          1,577          (3,799)          7,244
Refinery Costs                            14,375             --             --              --          10,576
Gross Profit                               7,543          2,487          1,290              --          11,318
Other Expenses                             1,426            245            576             958           3,205
DD&A Expenses                              1,453          1,064            506              --           3,024
Interest and other
  (expenses) income                          (31)           (31)           747          (2,380)         (1,695)
                                    ------------   ------------   ------------    ------------    ------------
    Net Income (loss)               $      4,630   $      1,147   $        955    $     (3,365)   $      3,367
                                    ============   ============   ============    ============    ============

Capital Expenditures                $      2,092   $          0   $          0    $          0    $      2,092
Assets at Year End                  $     58,267   $     16,886   $      8,456    $        244    $     84,213




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation - The consolidated financial statements include the accounts of the Company and wholly owned subsidiaries. The investment in Saba was accounted for using the equity method of accounting from the date of initial share purchase through March 24, 1999 (the date of the merger, see Note 3).

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

     Effective December 31, 2000, the Company declared a 5% stock dividend for issuance of .05 shares of common stock on each share of common stock issued and outstanding to holders of the Company's common stock as of December 31, 2000. The fair market value of the dividend has been reflected as a change to retained earnings in the accompanying financial statements. The accompanying financial statements have been adjusted to reflect the additional shares issued in connection with this stock dividend as if such shares had been outstanding for all periods presented.

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

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

     Accounts receivable - The Company provides an allowance for uncollectible receivables when it is determined that collection is doubtful. Substantially all of the Company's subsidiaries 2000 and 1999 trade receivables are from sales of asphalt and related products and oil and gas billings, including those to joint interest property owners, while the 1998 trade receivables are from directional drilling services.

     Inventories - Inventories are stated at the lower of cost or market. The Company's accounting method for inventory was changed from the first in, first out (FIFO) method to the average cost method effective January 1, 2000. The average cost method is preferable because the primary inventoriable cost at the refinery is crude oil for which the price can fluctuate significantly. The weighted average method balances the impact of short term fluctuations in crude oil pricing on the Company's refinery inventory levels. The Company recorded the effect of this change of $853,109 as a cumulative effect of a change in accounting principle as of January 1, 2000.

     Concentrations of credit risk - Substantially all of the Company's subsidiaries' accounts receivable are from companies engaged in the asphalt/paving and oil and gas businesses, and concentrated in the Western and Southern United States. Generally, the Company's subsidiaries do not require collateral for its account receivables. The Company performed services for only a limited number of customers in 1998; therefore, each customer may be considered a major customer. During 2000 and 1999, there were 4 and 2 customers, respectively, who individually accounted for more than ten percent of the Company's sale of North American refinery production.

Properties and equipment - Properties and equipment are stated at cost. The Company follows the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves in a cost center. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development partnerships, if any, will be credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

     Such costs can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead, or similar activities.

     Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's subsidiaries' capitalized oil and gas property costs are amortized. The Company's subsidiaries' properties are all onshore, and the Company expects that the salvage value of the tangible equipment will substantially offset any site restoration and dismantlement and abandonment costs.

     The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. The cost of unevaluated properties (approximately $7.5 and $5.2 million at December 31, 2000 and 1999) not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2000.

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

     Depreciation for all other property and equipment is provided over estimated useful lives using the straight line method of depreciation for financial reporting purposes and the accelerated cost recovery method for income tax purposes. Renewals and betterments are capitalized when incurred. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense.

     The Company's investment in limestone reserves will be amortized on a unit-of-production basis as the reserves are mined and produced. Since the acquisition of the limestone reserves in 1993, there has been no development or production of these properties. Management has determined that there is no impairment in value of the reserves at December 31, 2000.

     License agreements and organization expenses - The Company has acquired certain licenses for the use of horizontal drilling technology developed by BP Amoco. License agreements are amortized over a fifteen year life, respectively, using the straight line method of amortization. Amortization charged to operations was $15,000, $16,593, and $16,510 in 2000, 1999, and 1998,
respectively.

     Environmental expenditures - If and when remediation of a property is probable and the related costs can be reasonably estimated, the environmentally related remediation costs will be expensed and recorded as liabilities. If recoveries of environmental costs from third parties are probable, a receivable will be recorded.

     Revenue recognition - Revenue from oil, gas and asphalt production is recognized in the period in which the product is sold. The related costs and expenses are recognized when incurred. Revenues from drilling operations are recognized in the accounting period, which corresponds with the performance of the service to the customer.

     The SEC issued SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101, as amended, in the fourth quarter of 2000 and determined there was no material impact on annual revenue and earnings or the timing of revenue and profit recognition between quarters during the year.

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

     Earnings per share - Basic earnings/(loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed by considering the effect of outstanding options, warrants and other convertible securities. However, diluted earnings per share is the same as basic earnings per share in instances where a loss has been incurred. The impact of a 5% stock dividend, which was effective on December 31, 2000, has been reflected in the 2000 earnings per share calculation.

NOTE 3 - PURCHASE OF EQUITY INTEREST IN AND SUBSEQUENT MERGER WITH SABA PETROLEUM COMPANY

During 1998 and 1999, GREKA entered into the following transactions to purchase its interests in Saba:

Date                     Consideration    Common Stock    Preferred Stock       Cost
----                     -------------    ------------    ---------------   ------------
                                                                               (in 000's)
October 1998             Cash                  80,000                       $         70
October 1998             Cash                                         690            750
November 1998            Cash                 333,333                              1,500
December 1998            1.34 million
                         shares of GREKA    2,971,766                             14,070
                                           ----------     ---------------   ------------
Total                                       3,385,099                 690   $     16,390
                                           ==========     ===============   ============


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

GREKA's total acquisition cost of $25.8 million has been allocated to the fair value of each of Saba's assets and liabilities, as of March 24, 1999 (as updated) in the following table. (dollars in thousands)

                                                  03/24/99
                                                 ---------
 Refinery                                        $  25,400
 Oil and Gas Properties                             29,935
 Land                                               16,600
 Other Assets                                        7,027
 Liabilities and minority interest                 (53,207)
                                                 ---------
 Total investment                                $  25,755
                                                 =========

 The following are the unaudited pro forma revenue, net income and income per share of the Company giving effect to the acquisition of Saba, as if such acquisition had occurred at the beginning of 1999. The unaudited pro forma financial data does not purport to be indicative of the financial position or results of operations that would actually have occurred if the acquisition had occurred as presented or that may be obtained in the future.

                                         Year Ended
                                      December 31, 1999
                                      -----------------
Dollars in thousands,
 except share amounts
Revenue ...........................   $          32,779
Net Income ........................               1,459
Income per common share ...........                0.34


NOTE 4 - PROPERTY AND EQUIPMENT:

A summary of the Company's subsidiaries' property and equipment as of December 31, 2000 and 1999 is as follows:

                                                    2000            1999
                                                ------------    ------------
Investment in limestone properties ..........      3,675,973       3,675,973
Oil and gas property ........................     38,838,169      29,653,061
Land and buildings ..........................     17,247,744      17,210,814
Plant and equipment .........................     27,398,506      26,875,661
                                                ------------    ------------

Total cost ..................................     87,160,392      77,415,509
Accumulated depreciation and depletion ......     (9,978,770)     (7,128,995)
                                                ------------    ------------
                                                $ 77,181,622    $ 70,286,514
                                                ============    ============


Depreciation, depletion and amortization (including an impairment charge in 1998 of $3,171,485) charged against income was $3,592,242 in 2000, $3,023,783 in
1999, and $3,504,953 in 1998.

Useful lives are as follows:

Refinery .............................................. 40 years
Buildings ............................................. 20 to 40 years
Drilling equipment .................................... 5 to 10 years
Transportation equipment .............................. 5 to 6 years
Office and computer equipment ......................... 3 to 10 years

NOTE 5 - EARNINGS PER SHARE

In 1998, the company incurred a net loss and therefore, the basic and diluted loss per share are the same. Diluted earnings per share for 2000 and 1999 were calculated as follows:


                                                         2000           1999
                                                     ------------   ------------
Net Income .......................................   $  4,457,214   $  3,367,032
Add: Income impact of assumed
    conversion of convertible debt ...............        256,770        241,313
                                                     ------------   ------------
Net income plus impact of assumed conversion .....   $ 14,713,984   $  3,608,345
                                                     ============   ============
Weighted Average Common Shares Outstanding .......      4,262,843      4,002,917
Effect of Dilutive Securities -
    Employee stock options and warrants ..........         58,609        151,343
    Convertible debt .............................        228,240        420,588
                                                     ------------   ------------
Weighted Average Shares plus impact
    of assumed conversion ........................      4,549,692      4,574,848
                                                     ============   ============

NOTE 6 - INVENTORY

Inventory includes material, labor and manufacturing overhead costs.
Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following:

                                          2000           1999
                                       -----------    -----------
Raw Material ........................  $  368,054     $  869,735
Finished goods.......................   3,446,938      2,422,645
                                       -----------    -----------
   Total ............................  $3,814,992     $3,292,380
                                       ===========    ===========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease office space, automobiles, computers, and other equipment under various operating leases. The Company and its subsidiaries have options to renew these leases. Aggregate commitments under these leases at December 31, 2000 were as follows:

   Year Ending December 31:   Amount
   ------------------------   -------
   2001                      $ 190,842
   2002                        175,032
   2003                        177,616
   2004                            824

Rent expense included in the accompanying statements of operations was $274,341, $370,133, and $76,778 in 2000, 1999, and 1998, respectively.

In October 1994, the Company licensed certain directional drilling technology from BP Amoco, a major oil corporation. The license currently requires minimum annual payments of $15,000 per year or $1,639 per well drilled under the license, whichever is greater, and the amounts are adjusted periodically for inflation. The Company incurred license payments approximating $15,000, $30,000, and $15,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Semi-annual settlements are required under the license, and BP Amoco has the right to terminate the license for non-payment. If BP Amoco were to terminate the Company's license, it could have an adverse affect on the Company's operations.

In 1993, the Company's predecessor acquired a producing mineral interest in California from a major oil company. At the time of acquisition, the Company's predecessor's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After the Company assumed operation of the property, it became aware of additional diluent contamination. In 2000, the Company installed a bioventing system that is expected to remediate the diluent. This matter may no longer be deemed material and no further disclosure will be made with respect to this matter. If diluent remains, the Company will evaluate its materiality in the future.

In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer and is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it believes the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Since the investigation is not complete the Company cannot make an accurate estimation of the final cost.

GREKA's subsidiary owns an asphalt refinery in Santa Maria, California, with which environmental remediation obligations are associated. The party who sold the asphalt refinery to the Company's subsidiary performs all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition. There could be additional environmental issues which may require material remediation efforts in the future.

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


NOTE 8 - FEDERAL AND STATE INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                     2000           1999            1998
                                 ------------   ------------    ------------
United States ................   $  4,689,371   $  2,725,143    $ (5,547,645)
International ................        129,807        687,889              --
                                 ------------   ------------    ------------
                                 $  4,819,178   $  3,413,032    $( 5,547,645)
                                 ============   ============    ============

Components of income tax expense for the years ended December 31, 2000 and 1999 as follows:

                               2000          1999
                            ----------    ----------
Current
  Federal ...............   $   93,787    $   40,000
  State .................      268,177        46,000
  Foreign ...............           --            --
                            ----------    ----------
                               361,964        86,000

Deferred
  Federal ...............           --       (40,000)
  State .................           --            --
  Foreign ...............           --            --
                            ----------    ----------

                                    --       (40,000)
                            ----------    ----------
                            $  361,964    $   46,000
                            ==========    ==========


Due to the losses recorded since inception, no provision or benefit for income taxes was recorded in 1998.

The effective tax rate differs from the amount that would result from the application of the statutory rate due primarily to the utilization of net operating loss carry forwards.

Net deferred income taxes assets, which are significantly comprised of net operating loss carryforwards, the temporary difference resulting from the use of different depreciation methods for property and equipment for book and tax purposes and tax credit carryforwards have been fully reserved for through a valuation allowance.

A significant net operating loss carryover has been incurred in prior years, primarily by Petro Union, Horizontal Ventures and Saba. The net operating loss expires, if unused , as follows:

   Expires in           Amount
   ----------        ------------
   2008              $  3,582,000
   2009                   452,000
   2010                    64,000
   2011                 1,067,000
   2018                   569,000
   2019                 6,229,000
                     ------------
   Total             $ 11,963,000
                     ============


The Company's review of its available net operating loss carry forwards is ongoing. Upon completion of this review, additional net operating loss carry forwards may be identified.

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt consist of the following at December 31, 2000 and 1999:


                                               2000           1999
                                           ------------   ------------
9% senior subordinated
   Debentures Due 2005 Net of
   discount(a) .........................   $  2,683,933   $  3,320,778
Loan agreement -(b).....................      8,700,000      2,986,497
Demand loan agreement with a bank(c) ...             --        794,185
Capital lease obligations(d) ...........        233,437        309,229
Term loan with a bank(e) ...............        340,354        351,562
Notes payable(f) .......................      2,390,000      2,000,000
15% convertible senior subordinated
    Debenture due 2001(g) ..............      1,000,000      1,000,000
Term and Revolving Loan Agreement
    GMAC Financial Corporation(h) ......     20,904,446     22,219,469
Other notes and loans ..................        639,711        638,086
                                           ------------   ------------
                                           $ 36,891,881   $ 33,619,806

Less current portion ...................      8,685,110     17,923,981
                                           ------------   ------------
Net Long-term debt .....................   $ 28,206,771   $ 15,695,825
                                           ============   ============


 (a) In June 2000, GREKA exchanged $3.3 million of Saba 9% senior subordinated convertible debentures for GREKA debentures. The GREKA debentures are convertible to Company common stock at the option of the holders of the debentures at any time prior to the due date of the debenture (December 31, 2005), unless previously redeemed. Upon the receipt of a duly executed notice of election to convert the GREKA debenture, the Company will convert the debenture to GREKA common stock based upon a per share conversion price equal to 95% of the average closing bid price of its common stock for 30 consecutive trading days ending one day prior to the receipt of the notice of election to convert except that the conversion price shall in no case be less than $8.50 per share nor greater than $12.50 per share. GREKA also has the right to redeem the GREKA debenture by providing 30 days written notice of its intent to redeem during which time the debenture holder may convert his or her debenture. During 2000, $0.5 million debentures were converted into 41,461 shares of GREKA common stock and $0.1 million debentures were redeemed, with a resulting debenture balance of $2.7 million.

(b) In June 2000, GREKA's subsidiary entered into a credit and guarantee agreement with Canadian Imperial Bank of Commerce ("CIBC") and CIBC World Markets Corp. The agreement provided that GREKA's subsidiary may borrow up to $47.5 million. A portion of the proceeds were paid to reduce the current debt of GREKA, which payment resulted in the complete elimination of all Bank One debt ($3.0 million) incurred by GREKA in its acquisition of Saba. The facility, which is secured by GREKA's subsidiary's interest in certain North American oil and gas properties, specifically provided the financing required to close GREKA's option to re-purchase the Colombian assets. In December 2000, the facility was amended to extend the maturity date from December 1, 2000 to February 28, 2001 and fix the maximum available amount of the facility pending repayment.

         In March 2001, GREKA's subsidiary entered into a credit and guarantee agreement with the Bank of Texas, N.A. ("Bank of Texas"). The agreement provides that GREKA's subsidiary may borrow up to $75 million. GREKA closed a revolving credit line of $16 million with an initial advance of $13.2 million against the line secured by GREKA's subsidiary's interest in certain North American oil and gas properties. A portion of the proceeds were used to reduce the current debt of GREKA, which payment resulted in the complete elimination of all obligations owed to CIBC.

(c) At December 31, 1999, the Company's Canadian subsidiary had a demand revolving reducing loan with a borrowing base of $1.2 million. Interest was payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (7.25% at December 31, 1999) The loan was collateralized by the subsidiary's oil and gas producing properties and a fixed floating charge debenture in the principal amount of $3.6 million over all assets of the subsidiary. The borrowing reduces at the rate of $34,175 per month. In accordance with the terms of the loan agreement, $290,001 of the total loan balance of $794,185 was classified as currently payable at December 31, 1999. The Canadian subsidiary was sold during 2000.

(d) A subsidiary of the Company leases certain equipment under agreements that are classified as capital leases. Lease payments vary from three to five years. The effective interest rate on the total amount of capitalized leases at December 31, 2000 and 1999 was 14.1% and 8.21%, respectively.

(e) The term loan with a bank ($340,354) is due to the seller of a fee interest in property in which the Company's subsidiary owns mineral interests. The note bears interest at the rate of prime plus 1% (_____% and 10.25% at December 31, 2000 and 1999, respectively), is scheduled for repayment in monthly installments to a maturity date of August 2002 and is collaterized by the fee interest acquired by the subsidiary.

(f) Effective January 1, 2000, two prior loans from GREKA's then affiliate, International Publishing Holdings ("IPH"), which matured December 31, 1999 in the aggregate amount of $2 million were consolidated into one loan with a maturity date of June 30, 2000, bearing interest at the rate of 9% per annum from January 1, 2000 payable quarterly, with monthly installment payments of $100,000. The Company paid $180,000 in consideration of the loan extension. The terms of the extension provided that if the entire unpaid principal and/or accrued interest was not paid at maturity, the amount of principal owed and rate of interest shall increase by $390,000 and 6%, respectively. At December 31, 2000, the Company owed IPH $2,569,250 of principal and accrued interest. The loan, which matures on December 31, 2002, is collateralized by all of the issued and outstanding shares of capital stock of a subsidiary.

(g) On February 1, 2001, GREKA paid its 15% convertible senior subordinated debentures in the principal amount of $1 million that were issued in February 1999, and the security of GREKA's subsidiary's interest in limestone deposits was released. There were no conversions by debenture holders into GREKA common stock at the conversion price of $20.00 per share.

(h) In November 1999, the Company entered into a loan and security agreement with GMAC Commercial Credit LLC ("GMAC"). That agreement amends the loan and security agreement the parties entered into in April 1999. The November 1999 agreement increased from $11 million to $35 million the amount which GREKA's subsidiaries may borrow from GMAC upon the satisfaction of the terms and conditions of the agreement. The financing consists of a term loan of $25 million and a revolving credit facility of $10 million. Of the proceeds, $11.2 million were used to reduce the indebtedness owed by Saba to Bank One. The financing is secured by GREKA's subsidiaries' interests in certain California oil and gas properties and real estate. The term loan had an outstanding balance of $17,500,000 and the revolving credit facility $4,719,469 at December 31, 1999. Amounts outstanding under the credit facility bear interest at the rate of prime plus 1% (9.25% at December 31, 1999). Amortization of the term loan began in April 2000, and accordingly, $4.2 million of the term loan amount was classified as currently payable at December 31, 1999.

         In February 2001, the credit facility with GMAC was increased for a third time. The transaction provides additional financing of up to $46 million by increasing the principal amount of the term loan from $25 million to $36 million, and $10 million for working capital. Modifications to the terms of the credit agreement include the extension of the credit facility to a term through November 30, 2005.

NOTE 10 - OTHER LIABILITIES

Other liabilities of $7,967,940 and $8,979,927 at December 31, 2000 and 1999, respectively, primarily represent the Company's estimated remaining exposure to litigation acquired in the Saba acquisition.

NOTE 11 - LITIGATION:

Pembrooke Calox, Inc. v. GREKA Energy Corporation, et al. (Index No. 604905/99, Supreme Court, New York County, October 1999). Pembrooke Calox, Inc. ("Pembrooke") brought an action against GREKA and others seeking damages of approximately $5 million for an alleged breach of a settlement agreement and related contracts pursuant to which Pembrooke was to receive GREKA's interest in a limestone reserve located in Indiana in exchange for payment on a $5.7 million non-recourse promissory note. Pembrooke has not paid any funds to the Company. Pembrooke alleges that it was unable to make such payment because of GREKA's purported failure to provide certain geological documents concerning mineral reserves located under the property. GREKA has filed fraud-based counterclaims, and the parties have agreed that title to the property will continue to be held in escrow pending adjudication of all claims. While GREKA plans to vigorously defend all claims asserted by Pembrooke and seek all counter-relief, the litigation is in its discovery stages.

RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999). RGC International Investors, LDC ("RGC") brought suit against GREKA, Saba and the former directors of Saba based on claims arising from GREKA's acquisition of Saba on March 24, 1999. RGC sought, among other things, rescission of the merger and an unspecified amount of damages for GREKA's alleged failure adequately to provide for RGC's rights as a Saba preferred shareholder in consummating that merger. In November 2000, the court granted GREKA's motion to dismiss those aspects of RGC's complaint that rely directly upon RGC's prior rights as an old Saba preferred shareholder, determining that RGC relinquished those rights in exchange for a note as contemplated in a term sheet with GREKA. This resulted in the court's dismissal of eight of the nine counts asserted by RGC, effectively dismissing from this litigation the former directors of Saba. RGC subsequently filed an amended complaint to state certain equitable and other causes of action against GREKA and Saba arising from such term sheet and the note contemplated therein. GREKA filed counter-claims which were substantially dismissed in March 2001. GREKA plans to vigorously defend all claims asserted by RGC. The trial is scheduled to commence during April, 2001.

Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles County, February 2000). GREKA's subsidiary filed an action against Omimex Resources, Inc. and its subsidiaries seeking a judgment declaring the Company's right to rescind the June 1999 sale agreement by which the Company would own the Colombian assets as of January 1, 1999 or, alternatively, an order directing specific performance of the agreement by Omimex which includes reassignment of the Colombian assets to the Company. The Company's subsidiary alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. The parties were working toward closing on the Company's re-purchase of the Colombian assets, which closing was extended to July 2000. Omimex refused to close as proposed by the Company, and in August 2000, after the court's finding of a likelihood that the Company will prevail on the merits of its claims for Omimex's breach of the agreement and breach of the implied covenant of good faith and fair dealing, the Company was granted a temporary restraining order and then an injunction securing and protecting GREKA's rights to the assets and related cash flow through trial. While the subsidiary plans to vigorously pursue all claims against Omimex and defend all counter-allegations, the litigation is in its preliminary discovery stages.

Pond v. GREKA Energy Corporation, et al. (Case No. 1007775, Superior Court of the State of California, County of Santa Barbara, Santa Maria Branch, May 2000). Eddie and Jeanne Pond have brought an action against GREKA, Unocal Corporation and others seeking damages of an unspecified amount based on claims arising from defendants' alleged contamination of the surface property owned by the Ponds. As a result of discovery, the parties have engaged in settlement negotiations and, based on those negotiations, it has become clear that this matter may no longer be deemed material and no further disclosure will be made with respect to this matter.

     From time to time, the Company and its subsidiaries are a named party in legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 12 - SETTLEMENT AGREEMENT WITH CAPCO RESOURCES, LTD.

In October 2000, the Company closed its settlement agreement with Capco Resources, Ltd. Under the terms of the agreement the Company bought back 76,923 shares in the third quarter, and in October, bought back 723,077 additional shares of the Company's common stock for cash consideration of $5.2 million and the forgiveness of a note receivable. These shares have been canceled. The Company has voting control through December 31, 2002 of 490,000 shares of the Company's common stock remaining with Capco.

NOTE 13 - RELATED PARTY TRANSACTIONS

GREKA has an agreement with Grupo de Creacion, Ltd. ("GDC"), a Gibraltar corporation and a shareholder of the Company, for any European financing. Under the agreement, GDC assisted GREKA in arranging a private convertible debenture offering during 1999 resulting in proceeds of approximately $1,000,000. As compensation, GDC received a negotiated commission of 10% of the financing less expenses.

The Company has a note receivable at December 31, 2000 from an officer of the Company of $750,000 relating to an exercise of stock options on December 26, 2000. This note was repaid on January 9, 2001.

NOTE 14 - STOCK OPTIONS AND WARRANTS

At December 31, 2000, GREKA had granted 1.4 million options to acquire shares of common stock of GREKA, of which 1,025,000 were granted in 2000 at an exercise price of $8.625 to employees, directors and consultants of the Company. A total of 164,000 options have terminated through attrition and 178,000 options were exercised during 2000, leaving the total option grants outstanding as of December 31, 2000 at 1,058,000 options. These figures reflect the impact of antidilution provisions effecting the options of the 5% stock dividend granted in January, 2001 to shareholders of record on December 31, 2000.

A summary of the outstanding options follows:

                                            2000                      1999                      1998
                                         ----------                ----------                ----------
                                          Weighted                  Weighted                  Weighted
                                          Average                   Average                   Average
                                          Exercise                  Exercise                  Exercise
                              Shares       Price        Shares       Price        Shares       Price
                            ----------   ----------   ----------   ----------   ----------   ----------
Options outstanding,
 January 1 ..............      393,750   $    6.60       420,000   $     6.70      315,000   $     4.76
Options granted .........    1,076,250   $    8.21        14,700         7.38      262,500         7.86
Options exercised .......      186,900   $    5.17            --           --           --           --
Options terminated ......      172,200   $    8.21        40,450         7.86      157,500         4.76
                            ----------   ----------   ----------   ----------   ----------   ----------
Options outstanding,
 December 31 ............    1,110,900   $    8.54       393,950   $     6.60   $  420,000   $     6.70
Exercisable at
  year end ..............      233,100   $    8.26       389,550         6.59       31,500         4.76

A summary is as follows of the warrants to purchase common stock granted by the Company on September 29, 1997:

Number of
Warrants                   Effective            Expiration           Number of Warrants
Granted    Option Price    Date                 Date                 Exercised in 2000
---------  ------------    ---------------      ----------------     ------------------
134,138    $14.29          January 1, 1998      December 1, 2000            502


A summary is as follows of the Class B warrants to purchase common stock granted by the Company on February 26, 1999:

Number of
Warrants                   Effective          Expiration           Number of Warrants
Granted     Option Price   Date               Date                 Exercised in 2000
---------   ------------   ----------------   -----------------    ------------------
105,000     $9.52          February 1, 1999   December 31, 2001          32,025


As permitted under SFAS 123, the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  December 31
                                    -------------------------------------
                                       2000         1999          1998
                                    ----------   -----------   ----------
Net Income (Loss) as reported       $4,457,214   $3,367,032   $(5,547,645)
Pro Forma                            4,314,824    2,654,911    (6,139,691)

Basic EPS as reported               $     1.05        $0.84        $(3.42)
Pro Forma basic EPS                 $     1.01        $0.66        $(3.78)

The fair value of each option granted in 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) risk free interest rates ranging from 5.2% to 6.4% (b) expected volatility of 59.2% to 64.2%(c) average time to exercise of 7 years and (d) expected dividend yield of zero.

NOTE 15 - SALE OF BEAVER LAKE RESOURCES CORPORATION

In June and July 2000, the Company's Canadian subsidiary sold a portion of its non-producing oil and gas assets for an aggregate purchase price of $0.9 million. In August 2000, the Company sold its Canadian subsidiary, Beaver Lake Resources Corporation, for a net price of $649,333 resulting in the Company's disposition of all its non-core oil and gas assets in Canada. This amount is included in the Company's notes receivable. A loss of $991,439 was recorded relating to the sale of this subsidiary.

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

Future cash inflows are estimated using year-end prices. Oil and gas prices at December 31, 2000 and 1999 are not necessarily reflective of the prices the Company expects to receive in the future.

Proved developed and undeveloped reserves              2000                            1999                     1998
                                             ----------------------------    ----------------------------    ------------
                                              Oil (Bbl)       Gas (Mcf)       Oil (Bbl)       Gas (Mcf)       Oil (Bbl)
                                             ------------    ------------    ------------    ------------    ------------
  Balance beginning of the year ..........     10,531,706      17,598,296         250,221               0       2,553,007
  Production .............................       (770,007)     (1,806,764)       (504,961)       (861,261)        (12,935)
  Discoveries, extensions, etc. ..........
  Acquisitions of reserves in place ......             --              --      10,786,446      18,459,557              --
  Sale of reserves in place
  Revisions of previous estimates ........      2,250,361       4,283,034              --              --      (2,289,851)
                                             ------------    ------------    ------------    ------------    ------------
  Balance end of the year ................     12,012,060      20,074,566      10,531,706      17,598,296         250,221


Capitalized cost                              2000            1999            1998
                                          ------------    ------------    ------------
 Proven oil and gas property              $ 31,318,933    $ 19,812,588    $  3,445,816
 Unproven oil and gas property               7,519,236       2,743,673              --
                                          ------------    ------------    ------------
                                            38,838,169      22,556,261       3,445,816
 Less accumulated depletion                 (9,970,696)     (4,801,051)     (3,242,711)
                                          ------------    ------------    ------------
 Net investment in oil and gas property   $ 28,867,783    $ 17,755,210    $    203,105


Discounted future net cash flows            2000              1999              1998
                                       --------------    --------------    --------------
 Future cash flows                     $  421,837,100    $  245,779,700    $    1,725,500
 Future cost:
   Development cost                       (28,604,800)      (24,109,700)         (440,000)
   Production cost                       (116,726,900)     (107,662,800)         (793,700)
 Future net cash flow before income
   taxes                                  276,505,400       114,007,200           491,800
   Future income taxes                   (112,628,500)      (46,854,300)         (231,100)
                                       --------------    --------------    --------------
 Standardized measure of discounted
   future net cash flows               $  163,876,900    $   67,152,900    $      260,700

 Changes in Discounted Future Net Cash Flows


                                            2000             1999              1998
                                       ------------     -------------      -----------
 Balance beginning of year             $ 67,152,600     $     260,700      $ 4,610,300
   Production Cost                        9,064,100        (3,499,657)         (17,443)
 Net Change in prices and
   production costs                      65,890,771      (107,662,800)      (3,721,007)
 Changes in future development cost       4,495,100        24,109,700        4,841,800
 Revision of previous quantity
   estimates                             98,956,841       153,918,657       (4,771,053)
 Accretion of discounts                   6,715,260            26,000          861,000
 Net change in income taxes             (49,945,700)               --        1,751,000
 Changes in production rates,
   timing and other                     (38,454,072)               --       (3,293,897)
                                       ------------     -------------      -----------

Standardized measure of discounted
   future cash flows                   $163,876,900     $  67,152,600      $   260,700

NOTE 17 - CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

                               First           Second           Third          Fourth
                              Quarter          Quarter         Quarter         Quarter
                              -------          -------         -------         -------
2000
Sales                         9,680,426       13,699,489      12,305,379      13,381,840
Operating Income (loss)       1,906,359        4,319,774       5,802,482        (334,469)
Net Income (loss)(1)(2)(3)       25,880        3,535,160       4,640,048      (3,743,874)
Diluted earning per
 common share:
 Net Income (loss)(1)(2)(3)        0.01             0.80            0.96           (0.73)

1999
Sales                           353,102        8,695,456       9,633,912      10,455,340
Operating Income (loss)        (502,994)       1,596,964       2,126,456       1,867,705
Net Income (loss)            (1,132,542)       1,254,540       1,409,032       1,836,002
Diluted earning per
 common share:
 Net Income (loss)                (0.38)            0.31            0.33            0.53

(1) The first quarter net income and earnings per share data has been restated (from previously reported results) to reflect the cumulative effect of the change in accounting for inventory of $853,109 as of January 1, 2000.

(2) The fourth quarter net loss and loss per share data include the impact of the loss on the sale of the Company's Canadian subsidiary of $991,439.

(3) The operating income, net income and earnings per share data for the first three quarters will be restated (from previously reported amounts) to reflect certain fourth quarters adjustments in the first three quarters of 2000. This restatement will be reflected in an amendment.

NOTE 18 - SUBSEQUENT EVENTS

         On February 1, 2001, GREKA paid its 15% convertible senior subordinated debentures in the principal amount of $1 million and the security interest in limestone deposits was released.

         In February 2001, the credit facility with GMAC was increased for a third time. The transaction provides additional financing of up to $46 million by increasing the principal amount of the term loan from $25 million to $36 million, and $10 million for working capital. Modifications to the terms of the credit agreement include the extension of the credit facility to a term through November 30, 2005.

         In March 2001, GREKA's subsidiary entered into a credit and guarantee agreement with the Bank of Texas, N.A. ("Bank of Texas"). The agreement provides that GREKA's subsidiary may borrow up to $75 million. GREKA closed a revolving credit line of $16 million with an initial advance of $13.2 million against the line secured by GREKA's subsidiary's interest in certain North American oil and gas properties. A portion of the proceeds were used to reduce the current debt of GREKA, which payment resulted in the complete elimination of all obligations owed to CIBC.

                    Greka Energy Corporation and subsidiaries
                 Schedule II - Valuation and qualifying accounts
               For Each of the Three Years Ended December 31, 2000

        Balance at      Charged to         Charged to                        Balance
        Beginning of    costs and            other                          at End of
 Year   Period          expenses           accounts        Deductions        Period
------  ------------    ----------         ----------      ----------       ---------
 2000   $1,343,852                        $                                $   827,144
 1999   $   74,000          --              1,269,852(a)          --         1,343,852
 1998       74,092          --                     --            (92)           74,000


(a) Amount represents the reserve for doubtful accounts of Saba petroleum Company, which was acquired on March 24, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREKA ENERGY CORPORATION

Dated: April 17, 2001                  By: /s/ Randeep S. Grewal
                                       ----------------------------------------
                                       Randeep S. Grewal, Chairman of the Board
                                       and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                   Date
/s/ Randeep S. Grewal
----------------------
Randeep S. Grewal            Chairman of the Board of                  April 17, 2001
                             Directors and Chief
                             Executive Officer
                             (Principal Executive
                             Officer, Financial Officer
                             and Accounting Officer)

/s/ Jan F. Holtrop
----------------------
Dr. Jan F. Holtrop           Director                                  April 17, 2001

/s/ George C. Andrews
----------------------
George C. Andrews            Director                                  April 17, 2001

/s/ Dai Vaughan
----------------------
Dai Vaughan                  Director                                  April 17, 2001

/s/ Kenton D. Miller
----------------------
Kenton D. Miller             Director                                  April 17, 2001

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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

10.1              Amendment to Promissory Notes dated January 20, 2000 between
                  Greka and International Publishing Holding, Inc. (filed as
                  Exhibit 10.13 to GREKA'S amended Report on Form 10-K filed on
                  April 14, 2000 for the fiscal year ended December 31, 1999, and incorporated by reference herein)

10.2              Beaver Lake Resources Corporation March 1997 Re-Financing
                  Agreement (filed as Exhibit 10.3 to Saba's quarterly report on Form 10-QSB for the quarter ending March 31, 1997 (File No.
                  001-13880) and incorporated herein by reference)

10.3 Preferred Stock Transfer Agreement dated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit 10.1 to
                  Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.4              Common stock Purchase Agreement dated October 8, 1998 between
                  Horizontal Ventures and Saba (filed as Exhibit 10.2 to
                  Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.5              Option Agreement dated July 22, 1998 between Horizontal
                  Ventures and IPH (filed as Exhibit 10.3 to Horizontal
                  Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.6              Promissory Note dated October 6, 1998 payable by Horizontal
                  Ventures to IPH (filed as Exhibit 10.4 to Horizontal Ventures'
                  Quarterly on Form 10-QSB for the quarter ended September 30, 1998 incorporated herein by reference).

10.7              Pledge Agreement dated October 6, 1998 between Horizontal
                  Ventures and IPH (filed as Exhibit 10.5 to Horizontal
                  Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.8              Promissory Note dated November 4, 1998 payable by Horizontal
                  Ventures to IPH (filed as Exhibit 10.6 to Horizontal Ventures'
                  Quarterly Report on Form 10-QSB for the quarter ended
                  September 30, 1998 and incorporated herein by reference).

10.9              Pledge Agreement dated November 4, 1998 between Horizontal
                  Ventures and IPH (filed as Exhibit 10.7 to Horizontal
                  Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.10             Letter Agreement dated October 8, 1998 between Saba and
                  Horizontal Ventures (filed as Exhibit 10.3 to Saba's Current
                  Report on Form 8-K dated October 6, 1998 (File No. 001-138807) and incorporated herein by reference).

10.11             Stock Exchange Agreement dated November 23, 1998 among
                  Horizontal Ventures and the Shareholders of Saba Acquisub,
                  Inc. (filed as Exhibit 10.85 to the GREKA Engrgy Report on
                  Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.12             Agreement to Amend Common stock Purchase Agreement dated
                  December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.84 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.13             Amendment No. 1 dated December 15, 1998 to Stock Exchange
                  Agreement dated November 23, 1998 among Horizontal Ventures and the shareholders of Saba Acquisub, Inc. 10.1 to Saba's
                  Current Report on Form 8-K dated December 18, 1998 File No.
                  001-13880) and incorporated herein by reference).

10.14             Amendment to $1,500,000 Promissory Note (filed as Exhibit
                  10.86 to the Amendment No. 2 to the Company's Registration
                  Statement filed Form S-4 dated February 19, 1999 and incorporated herein by reference)

10.15             Exchange Agreement between GREKA and RGC International
                  Investors (filed as Exhibit 10.87 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.16 Secured Convertible Promissory Note (filed as Exhibit 10.88 to the GREKA Engrgy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.17             Asset Purchase Agreement dated March 17, 1999 among Sabacol,
                  Inc. and the Omimex Group (filed as Exhibit 10.89 to the GREKA
                  Annual Report on Form 10-KSB for the fiscal year ended
                  December 31, 1998 and incorporated by reference herein).

10.18             Loan and Security Agreement dated April 30, 1999 among BNY
                  Financial Corporation, GREKA Integrated, Inc., Saba Realty,
                  Inc. and Santa Maria Refining Company (filed as Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended March
                  31, 1999 and incorporated by reference herein)

10.19             Arrangement Agreement dated June 16, 1999 among GREKA Energy
                  Corporation and Beaver Lake Resources Corporation (filed as
                  Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein)

10.20             Forbearance Agreement dated April 19, 1999, First Amendment To
                  Forbearance Agreement dated April 30, 1999, and Amended And
                  Restated Forbearance Agreement dated July 15, 1999 among Bank
                  One, Texas, Saba Petroleum Company and GREKA Energy
                  Corporation (filed as Exhibit 10.2 to the GREKA Report on Form
                  10-Q for the quarter ended June 30, 1999 SEC file #0-207670 and incorporated by reference herein)

10.21             Closing Agreement dated June 30, 1999 among Sabacol, Inc. and
                  Omimex Resources, Inc. et al. (filed as Exhibit 4.2 to the
                  GREKA Report on Form 8-K filed July 14, 1999 and incorporated by reference herein)

10.22             Amended and Restated Executive Employment Agreement dated
                  November 3, 1999 among Randeep S. Grewal and GREKA (filed as
                  Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.23             Amendment dated September 24, 1999 to Loan and Security
                  Agreement dated April 30, 1999 among BNY Financial
                  Corporation, GREKA Integrated, Inc., Saba Realty, Inc. and
                  Santa Maria Refining Company (filed as Exhibit 10.3 to the
                  GREKA Report on Form 10-Q for the quarter ended September 30,
                  1999 and incorporated by reference herein)

10.24 Rights Agreement dated November 3, 1999 (filed as Exhibit 10.4 to the GREKA Report on Form 10-Q for the quarter ended
                  September 30, 1999 and incorporated by reference herein)

10.25             First Amended and Restated Loan and Security Agreement dated
                  November 30, 1999 by and among GMAC Commercial Credit LLC,
                  Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria
                  Refining Company (filed as Exhibit 10.1 to the GREKA Report on
                  Form 8-K filed February 18, 2000 and incorporated by reference herein)

10.26             Letter Agreement dated December 13, 1999 by and among GMAC
                  Commercial Credit LLC, Greka Integrated, Inc., Saba Realty,
                  Inc. and Santa Maria Refining Company (filed as Exhibit 10.2 to the GREKA Report on Form 8-K filed February 18, 2000 and incorporated by reference herein)

10.27             Credit And Guarantee Agreement dated as of June 19, 2000 among
                  Greka AM, Inc. as borrower, the Company as guarantor, CIBC, Inc. as lender, Canadian Imperial Bank of Commerce as administrative agent, and CIBC World Markets Corp as arranger
                  (filed as Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein)

10.28 Settlement Agreement and Release by and among GREKA and Randeep S. Grewal and Capco Resources, Ltd., Capco Energy,
                  Inc., and Ilyas Chaudhary dated August 17, 2000 (filed as
                  Exhibit 10.8 to the Post Effective Amendment No. 1 to the registration statement on Form S-2, file no. 333-45352, and incorporated by reference herein)

10.29             Amendment No. 1 dated as of December 1, 2000 to the CIBC
                  Credit and Guarantee Agreement dated June 19, 2000 (filed as
                  Exhibit 10.1 to the GREKA Report on Form 8-K/A filed December
                  11, 2000 and incorporated by reference herein)

10.30             First Amendment To First Amended And Restated Loan And
                  Security Agreement dated February 22, 2001 by and among GMAC
                  Commercial Credit LLC, Greka Integrated, Inc., Saba Realty,
                  Inc. and Santa Maria Refining Company*

10.31             Loan Agreement dated as of March 1, 2001 among Greka AM, Inc.
                  as borrower, the Company as guarantor, and the Bank of Texas, National Association*

21.1              Subsidiaries of GREKA*

23.1              Consent of Arthur Andersen LLP*

23.2              Consent of Netherland, Sewell & Associates, Inc.*

99.9              Preferability letter of Arthur Andersen LLP*



* Filed herewith.