Form 10-Q/A
period 2000-03-31
GREKA ENERGY CORP
filed 2001-05-14
CIK 840402

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  X Yes   No
                      ---   ---


                  APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 3, 2001, GREKA had 4,550,005 shares of Common Stock, no par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                             Page
PART I - FINANCIAL INFORMATION ..........................................      3

Item 1.  Financial Statements ...........................................      3

   Condensed Consolidated Balance Sheets as of March 31, 2000
     (Unaudited) and December 31, 1999 ..................................      3
   Condensed Consolidated Statements of Operations for the
      Three Month Periods Ended March 31, 2000 and 1999 (Unaudited) .....      4
   Condensed Consolidated Statements of Cash Flows for the
      Three Month Periods Ended March 31, 2000 and 1999 (Unaudited) .....      5
   Notes to Condensed Consolidated Financial Statements (Unaudited) .....      6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation ...................................      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     15

Item 2.  Changes in Securities and Use of Proceeds ......................     15

Item 3.  Defaults Upon Senior Securities ................................     15

Item 4.  Submission of Matters to a Vote of Security Holders ............     15

Item 5.  Other Information ..............................................     15

Item 6.  Exhibits and Reports on Form 8-K ...............................     15

SIGNATURE ...............................................................     16

This 10Q/A is filed certain adjustments and the impact of a change in accounting principle on the quarter reported herein, which were cumulatively reflected in our annual report on Form 10K for our year end December 31, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              FOR THE PERIODS ENDED


                                                                     March 31,             December 31,
                                                                        2000                   1999
                                                                   ------------           --------------
                                                                    (Unaudited)
                                     ASSETS
Current Assets
        Cash and equivalents                                        $   93,753               $   97,319
        Restricted Cash                                                      -                1,000,000
        Accounts receivable trade, net of
           allowance for doubtful accounts of
           $1,343,852 (1999) and $983,472 (2000)                     4,773,621                4,681,823
        Inventories                                                  7,446,351                4,253,277
        Other current assets                                         1,975,554                1,951,554
                                                                    ----------               ----------
                  Total Current Assets                              14,289,279               11,983,973
                                                                    ----------               ----------

Property and Equipment
        Investment in limestone property,
           at cost                                                   3,675,973                3,675,973
        Oil and gas properties (full cost method)                   29,510,282               29,653,061
        Land                                                        17,119,702               17,210,814
        Plant and equipment                                         26,944,144               26,875,661
                                                                    ----------               ----------
                                                                    77,250,101               77,415,509

        Less accumulated depletion, depreciation
           and amortization                                         (8,124,735)              (7,128,995)


        Other Assets                                                 1,749,754                1,943,196
                                                                   -----------              -----------
                  Total Assets                                     $85,164,399              $84,213,683
                                                                   ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

        Accounts payable and accrued expenses                      $ 9,942,725              $ 8,235,627
        Current maturities of long term notes and
           notes payable                                            13,094,419               13,173,296
        Short term borrowing                                         5,083,426                4,750,685
                                                                   -----------              -----------

                  Total Current Liabilities                         28,120,570               26,159,608

Long Term debt, net of current Portion                              15,695,298               15,695,825

Other Liabilities                                                    9,092,005                8,979,927

Stockholder's Equity
        Common Stock, no par value, 50,000,000
           Shares authorized and issued 4,339,940                   37,261,043               37,261,043
        Accumulated comprehensive income                               (19,243)                 (19,243)
        Accumulate deficit                                          (4,985,274)              (3,863,477)
                                                                   ------------             ------------
        Total Stockholders' Equity                                  32,256,526               33,378,323
                                                                   -----------              -----------
                                                                   $85,164,399              $84,213,683
                                                                   ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                    UNAUDITED

                                                      2000             1999
                                                  -----------      -----------
Revenues                                          $ 9,680,426      $   353,102
                                                  -----------      -----------
                  Total Revenues                    9,680,426          353,102

Expenses
        Production costs                            5,374,899          212,985
        General and administrative                  1,429,301          424,736
        Depletion, depreciation and
           Amortization                             1,173,170          218,375

        Other expense                                 707,115
                                                  -----------      -----------
                  Total Expenses                    8,684,485          856,096
                                                  -----------      -----------

Operating Income (Loss)                               995,941         (502,994)
                                                  -----------      -----------

Other Income (Expense)
        Equity in pre-merger loss of Saba                  --         (553,483)
        Other                                              --           26,317
        Interest expense                           (1,197,585)        (103,420)
                                                  -----------      -----------

                  Other Income (Expense), Net      (1,027,370)        (630,586)
                                                                   -----------
Income (Loss) before Income Tax                    (1,197,585)      (1,133,580)

Minority Interest in Loss (Earnings)
    of Consolidated Subsidiary                             --            1,038
                                                  -----------      -----------
Loss due to accounting change                        (853,109)

Provision for Taxes                                   (67,044)              --
                                                  -----------      -----------

Net Income (Loss)                                 $(1,121,797)     $(1,132,542)
                                                  ===========      ===========


Net Income (Loss) per Common Share - Basic        $     (0.26)     $     (0.38)
                                                  ===========      ===========

Net Income (Loss) per Common Share - Diluted      $     (0.26)     $     (0.38)
                                                  ===========      ===========
Weighted Average Common Shares Outstanding
    Basic                                           4,339,940        3,025,655
                                                  ===========      ===========
    Diluted                                         4,494,546        3,025,655
                                                  ===========      ===========

  The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                 2000             1999
                                                             -----------      -----------
Cash flows from Operating Activities
        Net Income (Loss)                                    $(1,121,797)     $(1,132,542)
        Adjustments to reconcile net loss
        Net cash used in operating activities:

        Depletion, depreciation and
           Amortization                                        1,173,170          218,375
        Equity in pre-merger loss of Saba                             --          553,483
        Minority Interest in (losses) of
           Consolidated subsidiary                                    --           (1,038)
        Change in Accounting Policy                              853,109

        Changes in:

        Accounts receivable                                     (908,202)        (181,034)
        Other assets                                          (3,023,632)        (349,054)
        Accounts payable and accrued
           liabilities                                         1,707,198          404,522
                                                             -----------      -----------
                  Net Cash Provided (Used)
                   in Operating Activities                       496,250         (487,288)

Cash Flows from Investing Activities

        Expenditures for property and equipment                 (245,952)          (1,146)
        Expenditures for acquisition of Saba,
           net of cash acquired                                       --          260,318
                                                             -----------      -----------
        Net Cash Provided by (Used In)
           investing Activities                                 (245,952)         259,172
                                                             -----------      -----------
Cash Flows from Financing Activities

        Proceeds from notes payable and
           long-term debt                                             --        1,000,000
        Principal payments on notes
           payable and long-term debt                           (253,864)          (6,771)
        Net proceeds from issuance of common stock                                     --
                                                             -----------      -----------
Net Cash Provided (Used) by Financing
        Activities                                              (253,864)         993,229
                                                             -----------      -----------
Net Increase (Decrease) in Cash and
        cash Equivalents                                          (3,566)         765,113
Cash and Cash Equivalents at Beginning
        of Period                                                 97,319          250,212
                                                             -----------      -----------
Cash and Cash Equivalents at End of Period                   $    93,753      $ 1,015,325
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

Business Segments

         The Company`s operations are in three industry segments: Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three month period ended March 31, 2000, is as follows:

                                 Integrated           E&P               E&P           Corp. &
                                 Operations         Americas           Int'l            Other             Total
                                ------------      ------------      ------------     ------------      ------------
Three Months
Ended March 31, 2000
--------------------
Total Oil and Gas
    Revenue                     $  1,951,422      $  2,826,845      $    253,368     $ (1,895,227)        3,136,408
Refinery Revenue                   6,544,018                                                              6,544,018
                                ------------      ------------      ------------     ------------      ------------
Total Revenue                      8,495,440         2,826,845           253,368       (1,895,227)        9,680,426
                                ------------      ------------      ------------     ------------      ------------
Production Costs                     704,630           740,517            56,068                0         1,501,215
Refinery Costs                     5,768,911                                           (1,895,227)        3,873,684
Gross Profit                       2,021,899         2,086,328           197,300                0         4,305,527
Other Expenses                       746,073           397,676            46,533          239,019         1,429,301
Other Expense                        707,115                                                                707,115
DD&A Expenses                        705,916           413,762            53,492                0         1,173,170
Interest and other
    (expenses) income                677,092            84,000            14,197          422,296         1,197,585
Loss in Accounting due
    to change                        853,109                                                                853,109
Provisions for Taxes                                                                       67,044            67,044
                                ------------      ------------      ------------     ------------      ------------
Net income (loss)               $ (1,667,406)     $  1,190,890            83,078         (728,359)       (1,121,797)
                                ============      ============      ============     ============      ============
Capital Expenditures            $    833,933      $    192,206      $    303,179     $          0      $  1,329,318
Identifiable Assets             $ 59,713,297      $ 18,832,356      $  8,270,094     $     92,061      $ 86,907,808
                                ============      ============      ============     ============      ============


NOTE 2 - INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis or market and includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at March 31, 2000:

Raw Material .......................   $ 2,888,538
Finished goods......................     4,557,813
                                       -----------
   Total ...........................   $ 7,446,351
                                       ===========


NOTE 3 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the three month periods ended March 31, 2000 and 1999:


                                              2000                     1999
                                          ------------               --------
          Interest paid                   $  1,103,169               $103,420
          Income taxes paid                         --                     --


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

Long-Term Potential

         Management believes that the results of operations for the three month period ended March 31, 2000 and cash flows of GREKA reported herein should be indicative of the expected future first quote results of operations and cash flows of GREKA, since the results of operations of the Company's refinery are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company. The Company's EBITDA is 29.7% of its revenue for the three months ended March 31, 2000, and it is expected that, as the Company increases its revenues, its cash flows should continue to increase.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2000 and 1999

     Revenues increased from $353,102 for the first quarter of 1999 to $9,680,426 for the first quarter of 2000 primarily as a result of the acquisition effective March 24, 1999 of Saba and the restructuring of assets.

     Production costs increased from $212,985 for the first quarter of 1999 to $5,374,899 for the first quarter of 2000 primarily as a result of a significantly larger asset base of operations.

     General and administrative expenses increased from $424,736 for the first quarter of 1999 to $1,429,301 for the first quarter of 2000 primarily as a result of a significantly larger employee and operations base brought on with the Saba acquisition.

     Depreciation, depletion and amortization increased from $218,375 for the first quarter of 1999 to $1,173,170 for the first quarter of 2000 also primarily as a result of significantly larger asset base of operations.

     Interest expense increased from $103,420 for the first quarter of 1999 to $1,197,585 for the first quarter of 2000 primarily as a result of assumption of Saba's debt as a result of the acquisition.

         The Company's accounting method for inventory was changed from the first in, first out (FIFO) method to the average cost method effective January 1, 2000. The average cost method is preferable because the primary inventoriable cost at the refinery is crude oil for which the price can fluctuate significantly. The weighted average method balances the impact of short term fluctuations in crude oil pricing on the Company's refinery inventory levels. The Company recorded the effect of this change of $853,109 for the quarter ended March 31, 2000.

Liquidity and Capital Resources

     The working capital deficit at March 31, 2000 of $13,831,291 decreased from a working capital deficit of $37,976,391 at March 31, 1999. Current assets increased $6,028,827 from $8,260,452 at March 31, 1999 to $14,289,279 at March
31, 2000 which includes a decrease of $921,572 in cash and cash equivalents from $1,015,325 at March 31, 1999 to $93,753 at March 31, 2000. Approximately $7.4
million of refinery raw material and finished product inventory result from refinery operations. Current liabilities decreased from $46,237,343 at March 31, 1999 to $28,120,570 at March 31, 2000, a decrease of $18,116,773 principally as a result of refinancing of the majority of the acquired debt which had been in default. The current portion of long term debt decreased $12,321,766 during the period. The foregoing changes are a result of the acquisition of Saba and the Company's assumption of the marketing and sales operations of its Santa Maria refinery.

Cash Flows

     Cash used in operations improved from an outflow of $487,288 for the three months ended March 31, 1999 to an inflow of $ 496,250 for the three months ended March 31, 2000. Net income for the period, adjusted for non-cash charges, provided $904,482 of cash inflow.

     The Company's net cash flows from investing activities decreased from a net inflow of $259,172 for the three months ended March 31, 1999 to a net outflow of $245,952.as a result of increased drilling and production activity.

     The Company's net cash provided by financing activities of $993,229 for the three months ended March 31, 1999 compared to a net use of cash of $253,864 for the three months ended March 31, 2000.

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

                            GREKA ENERGY CORPORATION

Date: May 9, 2001           By:/s/ Randeep S. Grewal
                               -------------------------------
                               Randeep S. Grewal, Chairman and
                               Chief Executive Officer

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------

        11.1        Computation of Earnings per Common Share*

        27.1        Financial Data Schedule*

* Filed herewith