Form 10-Q/A
period 2000-06-30
GREKA ENERGY CORP
filed 2001-05-14
CIK 840402

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

Item 4.  Submission of Matters to a Vote of Security Holders...............17

Item 5.  Other Information.................................................17

Item 6.  Exhibits and Reports on Form 8-K..................................18

SIGNATURE..................................................................18

This 10Q/A is filed certain adjustments and the impact of a change in accounting principle on the quarter reported herein, which were cumulatively reflected in our annual report on Form 10-K for our year end December 31, 2000.



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,       December 31,
                                                                 2000             1999
                                                             ------------    ------------
                                                             (Unaudited)
Current Assets
        Cash and equivalents                                 $  1,313,951    $     97,319
        Restricted cash                                           224,139       1,000,000
        Accounts receivable trade, net of
           allowance for doubtful accounts of
           $1,343,852 (1999)                                    7,220,657       4,681,823
        Inventories                                             4,838,884       4,253,277
        Other current assets                                    1,163,647       1,951,554
                                                             ------------    ------------
                  Total Current Assets                         14,761,278      11,983,973
                                                             ------------    ------------

Property and Equipment
        Investment in limestone property,
           at cost                                              3,675,973       3,675,973
        Oil and gas properties (full cost method)              28,502,478      29,653,061
        Land                                                   17,210,814      17,210,814
        Plant and equipment                                    27,400,325      26,875,661
                                                             ------------    ------------
                                                               76,789,590      77,415,509

        Less accumulated depletion, depreciation
           and amortization                                    (8,817,490)     (7,128,995)
                                                             ------------    ------------
          Property and Equipment - Net                         67,972,100      70,286,514

        Other Assets                                            2,347,741       1,943,196
                                                             ------------    ------------
                  Total Assets                               $ 85,081,119    $ 84,213,683
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                $  7,984,235    $  8,235,627
        Current maturities of long term notes                   7,645,168      13,173,296
                                                             ------------    ------------

                  Total Current Liabilities                    15,629,403      21,408,923

Long Term debt, net of current Portion                         24,537,321      20,446,510

Other Liabilities                                               9,844,178       8,979,927

Stockholder's Equity
        Common Stock, no par value, 50,000,000
           Shares authorized, issued 4,339,940                 37,261,043      37,261,043
        Accumulated comprehensive income(loss)                    (19,243)        (19,243)
        Retained (deficit) earnings                            (2,171,582)     (3,863,477)
                                                             ------------    ------------
        Total Stockholders' Equity                             35,070,218      33,378,323
                                                             ------------    ------------
                                                             $ 85,081,119    $ 84,213,683
                                                             ============    ============



   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                  Six Months Ended June 30,     Three Months Ended June 30,
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
Revenues

                  Total Revenues                $ 23,379,915    $  9,048,558    $ 13,699,489    $  8,695,456

Expenses
        Production costs                          12,343,503       4,648,400       6,968,604       4,435,414
        General and administrative                 3,174,534       1,587,002       1,745,233       1,162,267
        Net Profit Sharing Plan                      187,988                         187,988
        Depletion, depreciation and
           Amortization                            1,865,425       1,719,186         692,255       1,500,811
        Other non-cash expense                     1,070,863                         363,748
                                                ------------    ------------    ------------    ------------
                  Total Expenses                  18,642,313       7,954,589       9,957,828       7,098,492

Operating Income (Loss)                            4,737,602       1,093,969       3,741,661       1,596,964


Other Income (Expense)
        Equity in pre-merger loss of Saba                 --        (553,483)             --              --
        Other                                             --         679,265              --         652,948
        Interest (expense)                        (2,027,414)       (646,271)       (829,829)       (542,851)
                                                ------------    ------------    ------------    ------------
                  Other Income (Expense), Net     (2,027,414)       (520,489)       (829,829)        110,097

Loss due to accounting change                       (853,109)

Income (Loss) before Income Tax                    1,857,079         573,480       2,911,832       1,707,061

Provision for Taxes                                 (165,185)                        (98,141)


Provision for Colombian Taxes                             --         472,100              --         472,100

Minority Interest in Loss (Earnings)
    of Consolidated Subsidiary                            --         (20,617)             --         (19,579)
                                                ------------    ------------    ------------    ------------

Net Income                                      $  1,691,894         121,997       2,813,691       1,254,540
                                                ------------    ------------    ------------    ------------

Other Comprehensive Income                                --          63,982              --          63,982
                                                ------------    ------------    ------------    ------------

Net Comprehensive Income                        $  1,691,894    $    185,979    $  2,813,691    $  1,318,522
                                                ============    ============    ============    ============

Earnings per share
      Basic
      Net income per share                      $       0.39    $       0.03    $       0.65    $       0.31
                                                ============    ============    ============    ============

Diluted
      Net income per share                      $       0.35    $       0.03    $       0.64    $       0.31
                                                ============    ============    ============    ============


Weighted average shares outstanding

      Basic                                        4,339,940       3,626,639       4,339,940       4,221,018
                                                ============    ============    ============    ============
      Diluted                                      4,443,366       3,626,639       4,414,449       4,221,018
                                                ============    ============    ============    ============




  The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           2000            1999
                                                       ------------    ------------
Cash flows from Operating Activities

        Net Income                                        1,691,894    $    121,997
        Adjustments to reconcile net
           income to net cash provided by (used for)
           operating activities
        Depletion, depreciation and

        Amortization                                      1,865,425       1,719,186
        Equity in pre-merger loss of Saba                        --         553,483
        Compensation Expense - Common Stock                      --         150,000
        Loss Due to Accounting Change                       853,109

        Changes in:

        Accounts receivable                              (1,762,973)     (3,054,506)
          Other current assets                              787,907        (116,128)
        Other assets                                       (404,545)             --
        Inventory                                          (130,607)     (1,267,571)
        Accounts payable and accrued
           Liabilities                                      251,392      (1,095,747)
        Minority interest in loss of subsidiary                  --         (20,617)
                                                       ------------    ------------

                  Net Cash Provided (Used)
                   in Operating Activities                3,151,602        (818,409)
Cash Flows from Investing Activities

        Expenditures for property and equipment            (913,451)       (474,403)
        Proceeds from sale of property                      120,000              --
        Acquisition of inventory                                 --       1,000,000
        Expenditures for acquisition of Saba,
           net of cash acquired                                  --         234,850
                                                       ------------    ------------
        Net Cash Used in
           investing Activities                            (793,451)     (1,239,553)
                                                       ------------    ------------
Cash Flows from Financing Activities

        Proceeds from (payments of) notes payable
           and long-term debt                             3,904,617      11,526,450
        Principal payments on notes
           payable and long-term debt                    (5,381,696)     (7,219,733)
        Net increase in revolver loan                       335,560              --
        Payment of financing cost                                --        (330,438)
                                                       ------------    ------------
Net Cash Provided (Used) by Financing

        Activities                                       (1,141,519)      3,976,369
                                                       ------------    ------------
Net Increase (Decrease) in Cash and
        Cash Equivalents                                  1,216,632       1,918,407
Cash and Cash Equivalents at Beginning
        of Period                                            97,319         250,212
                                                       ------------    ------------
Cash and Cash Equivalents at End of Period             $  1,313,951    $  2,186,619
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

Business Segments

         The Company`s operations are in three industry segments: Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three and six month periods ended June 30, 2000 and 1999, is as follows (in thousands):

Three Months                Integrated     E&P             E&P         Corporate
Ended June 30, 2000         Operations   Americas      International    and other      Total
-------------------         ----------   ----------    -------------   ----------    ----------
Total Oil and Gas Revenue   $    2,205   $    3,428    $         170   $   (2,262)   $    3,541
Refinery Revenue                10,158            0                0            0        10,158
Total Revenue                   12,363        3,428              170       (2,262)       13,699
Production Costs                   668          979               27            0         1,674
Refinery Costs                   7,556            0                0       (2,262)        5,294
Gross Profit                     4,140        2,449              142            0         6,731
Other Expenses                     420          472               58          795         1,745
Net Profit Sharing Plan              0            0                0          188           188
DD&A Expenses                      299          369               24            0           692
Other Expense                      364            0                0            0           364
EBITDA                           3,720        1,977               84         (983)        4,798
EBIT                             3,421        1,608               60         (983)        4,106
Interest and other
     (expenses) income             537          (15)              13          295           830
Provision for Taxes                  0            0                0           98            98
Net income (loss)           $    2,520   $    1,623    $          47   $   (2,814)   $    3,535
                            ===================================================================

Six Months                      Integrated     E&P            E&P          Corporate
Ended June 30, 2000             Operations    Americas    International     and other       Total
-------------------             ----------   ----------   -------------    ----------    ----------
Total Oil and Gas Revenue       $    4,157   $    6,255   $         423    $   (4,157)   $    6,678
Refinery Revenue                    16,702            0               0             0        16,702
Total Revenue                       20,859        6,255             423        (4,157)       23,380
Production Costs                     1,372        1,719              84             0         3,175
Refinery Costs                      13,326            0               0        (4,157)        9,169
Gross Profit                         6,161        4,535             339             0        11,035
Other Expenses                       1,166          870             104         1,034         3,174
Net Profit Sharing Plan                  0            0               0           188           188
DD&A Expenses                        1,005          783              77             0         1,865
Other Non Cash Expense               1,071            0               0             0         1,071
EBITDA                               4,996        3,665             235        (1,222)        7,674
EBIT                                 3,992        2,882             157        (1,222)        5,809
Interest and other
     (expenses) income               1,214           69              27           717         2,027
Loss Due to Accounting Change          853            0               0             0           853
Provision for Taxes                      0            0               0           165           165
Net income (loss)               $      853   $    2,814   $         129        (2,104)   $    1,692
                                ===================================================================

Capital Expenditures            $      478   $      708   $        (419)   $      251    $    1,018
Identifiable Assets             $   58,241   $   15,331   $       7,622    $    6,066    $   87,260



Three Months             Integrated      E&P            E&P          Corporate
Ended June 30, 1999      Operations    Americas     International    and other       Total
-------------------      ----------   ----------    -------------    ----------    ----------
Total Revenue            $    5,314   $    1,510    $       1,872    $        0    $    8,696
Production Costs              2,698          715            1,023             0         4,436
Gross Profit                  2,616          795              849             0         4,260
Other Expenses                  163          416              100           483         1,162
DD&A Expenses                   800          401              267            33         1,501
EBITDA                        2,452          379              749          (483)        3,097
EBIT                          1,653          (22)             482          (516)        1,597
Interest and other
     (expenses) income           72           62              (76)          284           342
Net income (loss)        $    1,581   $      (84)   $         558    $     (800)   $    1,255
                         ====================================================================




Six Months               Integrated      E&P            E&P          Corporate
Ended June 30, 1999      Operations    Americas     International    and other       Total
                         ----------   ----------    -------------    ----------    ----------
Total Revenue            $    5,470   $    1,564    $       2,015    $        0    $    9,049
Production Costs              2,787          751            1,111             0         4,649
Gross Profit                  2,683          813              904             0         4,400
Other Expenses                  181          423              127           856         1,587
DD&A Expenses                   921          442              299            57         1,719
EBITDA                        2,502          390              777          (856)        2,813
EBIT                          1,581          (52)             478           (93)        1,094
Interest and other
     (expenses) income           72           62              (76)          914           972
Net income (loss)        $    1,509   $     (114)   $         554    $   (1,827)   $      122
                         ====================================================================

NOTE 2 - INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis or market and includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at June 30, 2000:

Raw Material ........................$ 1,450,517
Finished goods.......................  3,388,367
                                     -----------
   Total ............................$ 4,838,884
                                     ===========

NOTE 3 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the six month periods ended June 30, 2000 and 1999:

                                              2000                     1999
                                          ------------               --------
          Interest paid                   $1,701,984                $829,829
          Income taxes paid               $        0                $      0

NOTE 4 - CONTINGENCIES

In 1993, GREKA's subsidiary acquired a producing mineral interest in California from a major oil company. At the time of acquisition, the subsidiary's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After the subsidiary assumed operation of the property, it became aware of additional diluent contamination and believes the major oil company is responsible to remediate these areas as well. The subsidiary has notified the seller of its obligation to remediate. Notwithstanding the subsidiary's compliance in proceeding with any required remediation on seller's account, the subsidiary is committed to hold the seller accountable for the required remediation. Since the investigation is not complete, an accurate estimate of cost cannot be made. In May 2000, the Company and the seller were named as parties to a legal proceeding filed by the surface owner of the property with respect to the contamination. (See Part II, Item 1--"Legal Proceedings")

In 1995, GREKA's subsidiary agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the subsidiary assume the obligation to abandon any wells that the subsidiary did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the subsidiary were obtained. A third party whose consent was required to transfer the property did not consent to the transfer and is holding the seller accountable for all remediation. Management believes the subsidiary has no obligation to remediate this property because it believes the seller did not give the subsidiary any consideration to enter into the contract for the property. Since May 2000, the subsidiary commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding the subsidiary's compliance in proceeding with any required remediation on seller's account, the subsidiary is committed to hold the seller accountable for the required obligations of the property. Since the investigation is not complete, an accurate estimate of cost cannot be made.

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

o In February 2000, GREKA announced that it had the option to re-purchase Colombian assets valued at approximately $65 million (PV-10) pursuant to the Company's calculations that a look-back provision, under the agreement by which the assets were sold, is three times greater than the required valuation threshold. In March 2000, GREKA further announced that, subject to a court order directing rescission of the sale, it had exercised its option to repurchase the Colombian assets for an estimated cost of $12 million which will result in the Company's receipt of assets with a PV-10 value of approximately $65 million at December 31, 1999 (approximately $12.22 per share outstanding). In August 2000, GREKA announced that it had secured the Colombian assets with a court-ordered injunction, prohibiting the transfer, encumbrance or disposition of the assets and related cash flow until the court determines the rights of the parties under the agreement. (See Part II, Item 1--"Legal Proceedings")

o In June 2000, the Company closed with Canadian Imperial Bank of Commerce ("CIBC") the financing of up to $47.5 million with actual availability subject to borrowing base adjustments. A portion of the proceeds were paid to reduce the current debt of the Company, which payment resulted in the complete elimination of all Bank One debt.

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

Long-Term Potential

         Management believes that the results of operations for the three month period ended June 30, 2000 and cash flows of GREKA reported herein should be indicative of the expected future second quarter results of operations and cash flows of GREKA, since the results of operations of the Company's refinery are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company. The Company's EBITDA is 33% of its revenue for the three months ended June 30, 2000, and it is expected that, as the Company increases its revenues, its cash flows should continue to increase.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2000 and 1999

     Revenues increased from $8,695,456 for the second quarter of 1999 to $13,699,489 for the second quarter of 2000 primarily as a result of increased production and increased prices.

     Production costs increased from $4,435,414 for the second quarter of 1999 to $6,968,604 for the second quarter of 2000 primarily as a result of an increase in the price of crude oil that was purchased by the refinery.

     General and administrative expenses increased from $1,162,267 for the second quarter of 1999 to $ 1,745,233 for the second quarter of 2000 primarily as a result of increased staffing.

     Depreciation, depletion and amortization decreased from $1,500,811 for the second quarter of 1999 to $692,255 for the second quarter of 2000 also primarily as a result of the Company having an increased reserve base.

     Interest expense increased from $542,851 for the second quarter of 1999 to $829,829 for the second quarter of 2000 primarily as a result of slightly higher interest rates.

Comparison of Six Month Periods Ended June 30, 2000 and 1999

     Revenues increased from $9,048,558 for the first half of 1999 to $23,379,915 for the first half of 2000 primarily as a result of increased production and increased prices and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

     Production costs increased from $4,648,400 for the first half of 1999 to $12,343,503 for the first half of 2000 primarily as a result of an increase in the price of crude oil that was purchased by the refinery and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

     General and administrative expenses increased from $1,587,002 for the first half of 1999 to $3,174,534 for the first half of 2000 primarily as a result of increased staffing.

     Depreciation, depletion and amortization increased from $1,719,186 for the first half of 1999 to $1,865,425 for the first half of 2000 also primarily as a result of the Company having an increased reserve base.

     Interest expense increased from $646,271 for the first half of 1999 to $2,027,414 for the first half of 2000 primarily as a result of slightly higher interest rates and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

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

Liquidity and Capital Resources

         The working capital deficit at June 30, 2000 was $868,125 compared to a working capital deficit of $22,404,303 at June 30, 1999. Current assets increased $574,038 from $14,187,240 at June 30, 1999 to $14,761,278 at June 30,
2000 which includes a decrease of $ 854,668 in cash and cash equivalents from $2,168,619 at June 30, 1999 to $ 1,313,951 at June 30, 2000. Approximately
$4,838,884 of refinery raw material and finished product inventories resulted from refinery operations. Current liabilities decreased from $36,591,543 at June 30, 1999 to $15,629,403 at June 30, 2000, a decrease of $ 20,962,140 principally as a result of the restructuring of most of the Company's installment debt. The current portion of long term debt decreased $15,981,185 between the periods.

Cash Flows

     Cash used in operations improved from an outflow of $818,409 for the six months ended June 30, 1999 to an inflow of $ 3,151,602 for the six months ended June 30, 2000. Net income for the period, adjusted for non-cash charges, provided $44,410,428 of cash inflow.

     The Company's net cash flows from investing activities decreased from a net outflow of $1,239,553 for the six months ended June 30, 1999 to an outflow of $764,898 for the six months ended June 30, 2000.

     The Company's net cash provided by financing activities of $3,976,369 for the six months ended June 30, 1999 compared to a net use of cash of $1,141,519 for the six months ended June 30, 2000.

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

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.    Description

         10.1 Credit And Guarantee Agreement dated as of June 19, 2000 among Greka AM, Inc. as borrower, the Company as guarantor, CIBC, Inc. as lender, Canadian Imperial Bank of Commerce as administrative agent, and CIBC World Markets Corp as arranger(filed as exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein).

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

                            GREKA ENERGY CORPORATION

Date: May 9, 2001          By: /s/ Randeep S. Grewal
                               -------------------------------
                               Randeep S. Grewal, Chairman and

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
       --------   -----------
         10.1     Credit And Guarantee Agreement dated as of June 19, 2000 among
                  Greka AM, Inc. as borrower,  the Company as  guarantor,  CIBC,
                  Inc.  as  lender,   Canadian  Imperial  Bank  of  Commerce  as
                  administrative agent, and CIBC World Markets Corp as
                  arranger(filed as exhibit 10.1 to the GREKA Report on Form
                  10-Q for the quarter ended June 30, 2000 and incorporated by reference herein).

         11.1     Computation of Earnings per Common Share*

         27.1     Financial Data Schedule*

* Filed herewith