Form 10-Q/A
period 2000-09-30
GREKA ENERGY CORP
filed 2001-05-14
CIK 840402

                                   FORM 10-Q/A

                                 Amendment No. 2

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

                         Commission file number 0-20760

                            GREKA Energy Corporation

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                             84-1091986
----------------------------------                          -------------------
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

As of May 3, 2001, GREKA had 4,555,005 shares of Common Stock, no par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,     December 31,
                                                                        2000              1999
                                                                    -------------    -------------
                                                                     (Unaudited)
Current Assets
        Cash and equivalents                                        $   2,657,665    $      97,319
        Restricted cash                                                        --        1,000,000
        Accounts receivable trade, net of
           allowance for doubtful accounts of
           $1,343,852 (1999) $0 (2000)                                 11,532,981        4,681,823
        Inventories                                                     3,629,215        4,253,277
        Other current assets                                            1,232,064        1,951,554
                                                                    -------------    -------------
                  Total Current Assets                                 19,051,925       11,983,973
                                                                    -------------    -------------

Property and Equipment
        Investment in limestone property,
           at cost                                                      3,675,973        3,675,973
        Oil and gas properties (full cost method)                      30,987,544       29,653,061
        Land                                                           17,210,814       17,210,814
        Plant and equipment                                            27,618,117       26,875,661
                                                                    -------------    -------------
                                                                       79,492,448       77,415,509

        Less accumulated depletion, depreciation
           and amortization                                            (9,150,119)      (7,128,995)
                                                                    -------------    -------------
          Property and Equipment - Net                                 70,342,329       70,286,514

Other Assets                                                            2,555,106        1,943,196
                                                                    -------------    -------------
                  Total Assets                                      $  91,949,360    $  84,213,683
                                                                    =============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                           8,633,571    $   8,235,627
        Current maturities of long term notes                          16,164,682       13,173,296
                                                                    -------------    -------------

                  Total Current Liabilities                            24,798,253       21,408,923

Long Term debt, net of current Portion                                 22,359,403       20,446,510

Other Liabilities                                                       9,190,225        8,979,927

Stockholder's Equity
        Common Stock, no par value, 50,000,000
           Shares authorized, issued 4,339,940 at
           12/31/99 and 4,280,078 at September 30, 2000                37,001,043       37,261,043
         Accumulated comprehensive income (loss)                               --          (19,243)
        Retained (deficit) earnings                                    (1,399,564)      (3,863,477)
                                                                    -------------    -------------
        Total Stockholders' Equity                                     35,601,479       33,378,323
                                                                    -------------    -------------
                                                                    $  91,949,360    $  84,213,683
                                                                    =============    =============

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                   Nine Months Ended Sept. 30,    Three Months Ended Sept. 30,
                                                  ----------------------------    ----------------------------
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
Revenues                                          $ 35,499,816    $ 18,682,475    $ 12,119,901    $  9,633,912

Expenses
        Production costs                            17,924,676      10,283,740       5,581,173       5,635,340
        General and administrative                   5,205,888       2,347,971       2,031,354         760,968
        Net Profit Sharing Plan                        273,768                          85,780
        Depletion, depreciation and
           Amortization                              2,745,755       2,830,334         880,330       1,111,148
        Other expense                                1,434,611                         363,748
                                                  ------------    ------------    ------------    ------------
                  Total Expenses                    27,584,698      15,462,045       8,942,385       7,507,456

Operating Income                                     7,915,118       3,220,430       3,177,516       2,126,456


Other Income (Expense)
        Equity in pre-merger loss of Saba                   --        (553,483)             --              --
        Other                                               --         650,516              --         (28,749)
        Interest expense                            (3,324,688)     (1,334,996)     (1,297,274)       (688,675)


Loss on Sale of Canadian Property                     (991,439)                       (991,439)
                                                  ------------    ------------    ------------    ------------
                  Other Income (Expense), Net       (4,316,127)     (1,237,963)     (2,288,713)       (717,424)


Income before Income Tax and accounting change       3,598,991       1,982,467         888,803       1,409,032


Provision for Taxes                                   (281,970)                       (116,785)

Provision for Colombian Taxes                               --         472,100              --


Loss Due to Accounting Change                         (853,109)

Minority Interest in Loss (Earnings)
    of Consolidated Subsidiary                              --         (20,617)             --
                                                  ------------    ------------    ------------    ------------

Net Income                                           2,463,912       1,530,984         772,018       1,409,032
                                                  ------------    ------------    ------------    ------------

Other Comprehensive Income                                  --          63,982              --              --
                                                  ------------    ------------    ------------    ------------

Net Comprehensive Income                          $  2,463,912    $  1,594,966    $    772,018    $  1,409,032
                                                  ============    ============    ============    ============

Earnings per share

      Basic                                       $       0.57    $       0.36    $       0.18    $       0.33
                                                  ============    ============    ============    ============

      Diluted                                     $       0.56    $       0.36    $       0.17    $       0.33
                                                  ============    ============    ============    ============


Weighted average shares outstanding

      Basic                                          4,329,615       4,255,737       4,309,189       4,290,079
                                                  ============    ============    ============    ============

      Diluted                                        4,783,486       4,255,737       4,901,457       4,290,079
                                                  ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                  2000            1999
                                                             ------------    ------------
Cash flows from Operating Activities

        Net Income                                           $  2,463,912    $  1,530,984
        Adjustments to reconcile net
           income to net cash provided by (used for)
           operating activities
        Depletion, depreciation and
        Amortization                                            2,745,755       2,830,334
        Equity in pre-merger loss of Saba                              --         553,483
        Compensation Expense - Common Stock                            --         150,000
        Loss Due to Accounting Change                             853,109              --
        Loss on Sale of Canadian Property                         991,439              --

        Changes in:

        Accounts receivable                                    (5,851,158)     (4,358,512)
          Other current assets                                    719,490         197,693
        Other assets                                             (611,910)             --
        Inventory                                                (624,062)     (2,132,891)
        Accounts payable and accrued
           Liabilities                                            397,944        (643,627)
        Minority interest in loss of subsidiary                        --         (20,617)
                                                             ------------    ------------

                  Net Cash Provided (Used)
                   in Operating Activities                      2,332,643      (1,893,153)


Cash Flows from Investing Activities

        Expenditures for property and equipment                (6,107,308)     (1,090,763)
        Proceeds from sale of property                          1,417,056         915,000
        Acquisition of inventory                                       --      (1,000,000)
        Expenditures for acquisition of Saba,
           net of cash acquired                                        --         234,850
                                                             ------------    ------------
        Net Cash Used In
           investing Activities                                (4,690,252)       (940,913)
                                                             ------------    ------------
Cash Flows from Financing Activities

        Proceeds from (payments of) notes payable and
           long-term debt                                      10,114,965      11,526,450
        Principal payments on notes
           payable and long-term debt                          (7,775,150)     (8,021,838)
        Net increase in revolver loan                           3,189,140              --
        Payment of financing cost                                      --        (435,743)
        Purchase of Treasury Stock                               (500,000)             --
        Redeem Debentures                                         (75,000)             --
                                                             ------------    ------------
Net Cash Provided (Used) by Financing
         Activities                                             4,953,955       3,068,869
                                                             ------------    ------------
Net Increase (Decrease) in Cash and
         Cash Equivalents                                       2,560,346         234,803
Cash and Cash Equivalents at Beginning
        of Period                                                  97,319         250,212
                                                             ------------    ------------
Cash and Cash Equivalents at End of Period                   $  2,657,665    $    485,015
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

Business Segments

         The Company`s operations are in three industry segments: Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three and nine month periods ended September 30, 2000 and 1999, is as follows (in thousands):

Three Months                       Integrated        E&P            E&P         Corporate
Ended September 30, 2000           Operations      Americas    International    and other         Total
------------------------           ----------     ----------   -------------    ----------      ----------
Oil and Gas Revenue                $    2,664     $    3,706     $        0     $   (2,665)     $    3,705
Refinery Revenue                        8,415              0              0              0           8,415
Total Revenue                          11,079          3,706              0         (2,665)         12,120
Production Costs                          702            861              0              0           1,563
Refinery Costs                          6,695              0              0         (2,665)          4,030
Gross Profit                            3,695          2,845              0              0           6,539
Other Expenses                            421            404              0          1,206           2,031
Net Profit Sharing Plan                     0              0              0             86              86
DD&A Expenses                             426            454              0              0             880
Other Non Cash Expenses                   364              0              0              0             364
Interest and other
     expenses                             742            210              0            346           1,297
Provision for Taxes                         0              0              0            117             117
Loss on Sale of Canadian Property           0              0              0            991             991
Net income (loss)                  $    1,741     $    1,777     $        0     $   (2,746)     $    (772)
EBITDA                                  3,273          2,441              0         (1,292)          4,422
EBIT                                    2,483          1,987              0         (1,292)          3,178
                                   ==========     ==========     ==========     ==========      ==========



Nine Months                        Integrated         E&P            E&P        Corporate
Ended September 30, 2000           Operations      Americas     International   and other         Total
------------------------           ----------     ----------    -------------   ----------      ----------
Oil and Gas Revenue                $    6,822     $    9,961     $      422     $   (6,822)     $   10,383
Refinery Revenue                       25,117              0              0              0          25,117
Total Revenue                          31,939          9,961            422         (6,822)         35,500
Production Costs                        2,063          2,580             84              0           4,727
Refinery Costs                         20,020              0              0         (6,822)         13,198
Gross Profit                            9,856          7,381            338              0          17,575
Other Expenses                          1,587          1,274            104          2,241           5,206
Net Profit Sharing Plan                     0              0              0            275             275
DD&A Expenses                           1,432          1,237             76              0           2,746
Other Expenses                          1,464              0              0              0           1,464
Provision for Taxes                         0              0              0            282             282
Loss Due to Accounting Change             853              0              0              0             853
Loss on Sale of Canadian Property           0              0              0            991             991
Interest and other
     expenses                           1,955            279             27          1,063           3,325
Net income (loss)                  $    2,594     $    4,591     $      131     $   (1,852)         $2,464
                                   ==========     ==========     ==========     ==========      ==========
EBITDA                                  8,269          6,107            234         (3,788)         10,822
EBIT                                    6,373          4,870            158         (3,788)          6,613
Capital Expenditures               $    1,118     $    2,575     $      965     $    1,649      $    6,307
Identifiable Assets                $   62,117     $   17,227     $    1,695     $   16,017      $   97,056


Three Months                       Integrated        E&P            E&P         Corporate
Ended September 30, 1999           Operations      Americas     International   and other         Total
------------------------           ----------     ----------    -------------   ----------      ----------
Revenue                            $    8,734     $      899      $       0     $        0      $    9,633
Production Costs                        4,974            661              0              0           5,635
Gross Profit                            3,760            238              0              0           3,998
Other Expenses                            279            177             81            224             761
DD&A Expenses                           1,014             29              0             68           1,111
EBITDA                                  3,481             61            (81)          (224)          3,237
EBIT                                    2,467             32            (81)          (292)          2,126
Interest and other
     expenses                             308             41           (265)           633             717
Net income (loss)                  $    2,159     $       (9)     $     184     $     (925)     $    1,409
                                   ==========     ==========      =========     ==========      ==========


Nine Months                        Integrated        E&P            E&P         Corporate
Ended September 30, 1999           Operations      Americas     International   and other         Total
------------------------           ----------     ----------    -------------   ----------      ----------
Revenue                            $   14,204     $    2,463      $   2,015     $        0      $   18,682
Production Costs                        7,761          1,412          1,111              0          10,284
Gross Profit                            6,443          1,051            904              0           8,398
Other Expenses                            460            600            208          1,080           2,348
DD&A Expenses                           1,935            471            299            125           2,830
EBITDA                                  5,983            451            696         (1,080)          6,050
EBIT                                    4,048            (20)           397         (1,205)          3,220
Interest and other
     expenses                             380            103            110          1,096           1,689
Net income (loss)                  $    3,668     $     (123)     $     287     $   (2,301)     $    1,531
                                   ==========     ==========      =========     ==========      ==========

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



                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,

                                    2000         1999         2000         1999
                                 ----------   ----------   ----------   ----------
Basic Earnings
  Net Income to Common Shares    $  772,018   $1,409,032   $2,463,912   $1,530,984

Interest Savings on
  Convertible Debt                   73,800           --      221,400           --

                                 ----------   ----------   ----------   ----------
Net Income for Diluted Shares    $  845,818   $1,409,032   $2,685,312   $1,530,984
                                 ==========   ==========   ==========   ==========

Weighted Average Outstanding      4,309,189    4,290,079    4,329,615    4,255,737

Additional Dilutive Securities
    Options                         349,068           --      210,641           --

Convertible Debt                    243,200           --      243,200           --
Total Weighted Average Shares     4,901,457    4,290,079    4,783,456    4,255,737
Outstanding and Diluted
   Securities
                                 ==========   ==========   ==========   ==========

Basic EPS                        $     0.18   $     0.33   $     0.57   $     0.36
                                 ==========   ==========   ==========   ==========

Diluted EPS                      $     0.17   $     0.33   $     0.56   $     0.36
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

NOTE 4 - INVENTORY

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market and includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at September 30, 2000:

Raw Material .................     $  1,278,692
Finished goods ...............        2,350,523
                                   ------------
   Total .....................     $  3,629,215
                                   ============

NOTE 5 - STATEMENT OF CASH FLOWS

         Following is certain supplemental information regarding cash flows for the nine month periods ended September 30, 2000 and 1999:

                                              2000                     1999
                                          ------------               --------
          Interest paid                   $  2,415,518              $ 784,614
          Income taxes paid               $          0              $       0


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

NOTE 7 - SALE OF BEAVER LAKE RESOURCES CORPORATION

         In August 2000, the Company sold its Canadian subsidiary, Beaver Lake Resources Corporation, for a net price of $649,333 resulting in the Company's disposition of all its non-core oil and gas assets in Canada. This amount is included in the Company's notes receivable. A loss of $991,439 was recorded on the sale of this subsidiary.

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

A summary of the outstanding options follows:


                                                   Weighted
                                                   Average
                                                   Exercise
                                     Shares         Price
                                    ---------     ----------
Options outstanding, January 1        375,000        $  6.93
Options granted                     1,125,000(1)     $  9.19
Options terminated                    135,000        $  8.63
                                    ---------
Options outstanding, September 30   1,365,000        $  8.63

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

         The Company also granted warrants to purchase common stock to the purchasers of shares from one of the 1997 "Reg S" offerings. A summary is as follows:

                         Number of
Date Granted              Shares          Option Price       Effective Date      Expiration Date
-------------            ---------        ------------       ---------------     ----------------
September 29, 1997        127,750            $15.00          January 1, 1998     December 1, 2000


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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2000 and 1999

         Revenues increased from $9,633,912 for the third quarter of 1999 to $12,119,901 for the third quarter of 2000 primarily as a result of increased production and increased prices.

         General and administrative expenses increased from $760,968 for the third quarter of 1999 to 2,117,134 for the third quarter of 2000 including a $85,780 provision for the Company's employee net profit sharing plan and increased staffing.

         Depreciation, depletion and amortization decreased from $1,111,148 for the third quarter of 1999 to $880,330 for the third quarter of 2000 primarily as a result of the Company having an increased reserve base resulting in a lower depletion rate.

         Interest expense increased from $688,675 for the third quarter of 1999 to $1,297,274 for the third quarter of 2000 primarily as a result of slightly higher interest rates and higher level of borrowings.

         The Company sold its Canadian subsidiary during the quarter ended September 30, 2000, resulting in a loss of $991,439.

Comparison of Nine Months Periods Ended September 30, 2000 and 1999

         Revenues increased from $18,682,475 for the first nine months of 1999 to $35,499,816 for the first nine months of 2000 primarily as a result of increased production, increased prices and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

         Production costs increased from $10,283,740 for the first nine months of 1999 to $17,924,676 for the first nine months of 2000 primarily as a result of an increase in the price of crude oil that was purchased by the refinery and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

         General and administrative expenses increased from $2,347,971 for the first nine months of 1999 to $5,479,656 for the first nine months of 2000 including $273,768 of expense for the employee net profit sharing Plan and increased staffing.

         Depreciation, depletion and amortization decreased from $2,830,334 for the first nine months of 1999 to $2,745,755 for the first nine months of 2000 is primarily a result of the Company having an increased reserve base resulting in a lower depletion rate.

         Interest expense increased from $1,334,996 for the first nine months of 1999 to $3,324,688 for the first nine months of 2000 primarily as a result of slightly higher interest rates and as a result of the timing of the acquisition of Saba which did not occur until the last week of the first quarter 1999.

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

         The Company sold its Canadian subsidiary during the quarter ended September 30, 2000, resulting in a loss of $991,439.


Liquidity and Capital Resources


         The working capital deficit at September 30, 2000 was $5,746,328 compared to a working capital deficit of $8,648,135 at December 31, 1999. Current assets increased $7,067,952 from $11,983,973 at December 31, 1999 to $19,051,925 at September 30, 2000 which includes a increase of $2,560,346 in cash and cash equivalents from $97,319 at December 31, 1999 to $2,657,665 at September 30, 2000. The $3,629,215 of refinery raw material and finished product inventories resulted from refinery operations. Interest expense of $1,297,274 for the third quarter of 2000, increased by $608,599 compared to $688,675 for the third quarter of 1999. This increase is primarily the result of slightly higher interest rates and a net increase of interest bearing debt of $4,904,279. Current liabilities increased from $21,408,923 at December 31, 1999 to $24,798,253 at September 30, 2000, an increase of $3,389,330. The current portion of long term debt increased $2,991,386 between the periods, and accounts payable and accrued expenses increased by $397,944 between these periods.


Cash Flows

         Cash used in operations improved from an outflow of $1,893,153 for the nine months ended September 30, 1999 to an inflow of $2,332,643 for the nine months ended September 30, 2000. Net income for the period, adjusted for non-cash charges, provided $ 6,062,776 of cash inflow.

         The Company's net cash flows from investing activities increased from a net outflow of $940,913 for the nine months ended September 30, 1999 to an outflow of $4,690,252 for the nine months ended September 30, 2000.

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