Form 10-K/A
period 2000-12-31
GREKA ENERGY CORP
filed 2001-05-16
CIK 840402

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-K/A


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

                          Commission File No.: 0-20760

                            GREKA Energy Corporation
                 ----------------------------------------------
                        (Name of issuer in its charter)

           Colorado                                       84-1091986
 ------------------------------                     ----------------------
  (State or other jurisdiction                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

630 Fifth Avenue, Suite 1501 New York, NY                   10111
-----------------------------------------                 ----------
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

The aggregate market value of 4,290,005 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on May 8, 2001 of $12.45 as reported on the Nasdaq National Market System and based on a total of 4,555,005 shares being outstanding on that date, was $53,410,562.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

           Transitional Small Business Disclosure Format (check one).

                               Yes [ ]   No [X]

                                Table of Contents

PART I       ....................................................................................   5
Item 1.      Description of Business.............................................................   5
Item 2.      Description of Property.............................................................   13
Item 3.      Legal Proceedings...................................................................   22
Item 4.      Submission of Matters to a Vote of Security Holders.................................   23

PART II.     ....................................................................................   23
Item 5.      Market for Common Equity and Related Stockholder Matters............................   23
Item 6.      Selected Financial Data.............................................................   24
Item 7.      Management's Discussion and Analysis of Financial
             Conditions and Results of Operation.................................................   25
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................   28
Item 8.      Financial Statements................................................................   28
Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.................................................   28

PART III.    ....................................................................................   28
Item 10.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act...................................   28
Item 11.     Executive Compensation..............................................................   30
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management......................................................................   32
Item 13.     Certain Relationships and Related Transactions......................................   33

Part IV.     ....................................................................................   34
Item 14.     Exhibits and Reports on Form 8-K....................................................   34

         EXCEPT FOR EMPLOYEE OPTIONS WHICH ARE NOT BEING ADJUSTED ALL SHARE AMOUNTS AND CONVERSION OR EXERCISE PRICES ARE ADJUSTED TO GIVE EFFECT TO THE 5% STOCK DIVIDEND EFFECTIVE JANUARY 2001 FOR SHARES OUTSTANDING AS OF DECEMBER 31, 2000.

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

         Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for implementing the natural forces and mechanisms of primary recovery is included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

         Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage is limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units is claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances are estimates for proved undeveloped reserves attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

         As used in this Form 10-K/A:

         "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Tcf" means trillion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil, "MBOE" means thousand equivalent barrels of oil and "MMBOE" means million equivalent barrels of oil.

         Unless otherwise indicated in this Form 10-K/A, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60/o/ Fahrenheit. Equivalent barrels of oil are determined using the ratio of 5.5 Mcf of gas to 1 Bbl of oil.

         The term "gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

Cautionary Information About Forward-Looking Statements

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K/A which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

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

         We have established a three-prong strategy that capitalizes on our asset base to enhance shareholder value as follows:

         Integrated Operations

         Operations of GREKA are planned to focus on the integration of our subsidiaries' Santa Maria (California) assets, including an asphalt refinery and interest in heavy oil fields. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing a balance of equity and third party feedstock (heavy oil) into the refinery. The integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) has successfully provided a stable ongoing hedge to GREKA on each equity barrel since June 1999. GREKA's strategy in these integrated assets is to proceed with acquisitions that enhance the long-term feedstock supply to the refinery and to cost-efficiently boost production rates from the potential drilling locations identified in the Santa Maria Valley area of central California. We anticipate that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using our equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create substantial value for GREKA's shareholders.

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

         Immediately subsequent to the completion of the Saba acquisition, management commenced its strategy to reverse the decline in value of the Saba assets which included securing bank financing of up to $47.0 million, reducing Saba debt by $27.2 million, assuming full operation of our asphalt refinery which significantly increased operating cash flows, selling our non-core assets in Colombia while maintaining our repurchase option, acquiring all of the shares we did not already own of Beaver Lake Resources Corporation ("Beaver Lake"), and signing a production sharing contract with the China United Coalbed Methane Corporation Ltd. to jointly exploit coalbed methane (CBM) resources in China. During December 1999, GREKA commenced trading on the Nasdaq National Market System.

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

         o In August 2000, GREKA entered into a comprehensive settlement agreement with Capco Resources, Ltd. ("Capco") and its related parties. As a result of the settlement GREKA repurchased and cancelled 840,000 shares of the Company's common stock for a total consideration of $5.2 million. We also gained voting control through December 31, 2002 of the 514,500 shares of the Company's common stock remaining with Capco.

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

         o In November 2000, GREKA completed a spot secondary public offering of 472,500 shares of the Company's common stock at $13.10 per share. The option to purchase an additional 70,875 shares to cover over allotments closed in December, 2000. The underwritten offering was lead by Friedman, Billings, Ramsey and Co., Inc. and co-managed by Sanders Morris Harris.

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

         In June 2000, GREKA exchanged $3.3 million of Saba 9% senior subordinated convertible debentures for GREKA debentures. The GREKA debentures are convertible to Company common stock at the option of the holders of the debentures at any time prior to the due date of the debenture (December 31, 2005), unless previously redeemed. Upon the receipt of a duly executed notice of election to convert the GREKA debenture, the Company will convert the debenture to GREKA common stock based upon a per share conversion price equal to 95% of the average closing bid price of its common stock for 30 consecutive trading days ending one day prior to the receipt of the notice of election to convert except that the conversion price shall in no case be less than $8.50 per share nor greater than $12.50 per share. We also have the right to redeem the GREKA debenture by providing 30 days written notice of our intent to redeem during which time the debenture holder may convert his or her debenture. At December 31, 2000, $0.5 million debentures had been converted into 43,534 shares of GREKA common stock and $0.1 million debentures had been redeemed, with a resulting debenture balance of $2.7 million.

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

         Federal Regulation of First Sales and Transportation of Natural Gas

         The sale and transportation of natural gas production from properties owned by our subsidiaries may be subject to regulation under various federal and state laws including, but not limited to, the Natural Gas Act and the Natural Gas Policy Act, both of which are administered by the Federal Regulatory Commission. The provisions of these acts and regulations are complex. Under these acts, producers and marketers have been required to obtain certificates from FERC to make sales, as well as obtaining abandonment approval from FERC to discontinue sales. Additionally, first sales have been subject to maximum lawful price regulation. However, the NGPA provided for phased-in deregulation of most new gas production and, as a result of the enactment on July 26, 1989 of the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA with respect to "first sales" were terminated by no later than January 1, 1993. FERC jurisdiction over transportation and sales other than "first sales" has not been affected.

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

Employees

         As of May 3, 2001, GREKA and its subsidiaries had 108 full-time employees. None of GREKA's employees is subject to a collective bargaining agreement. GREKA considers its relations with its employees to be satisfactory.

Shareholders Rights Plan

         We have a shareholder rights plan in order to preserve the long-term value of the Company for GREKA's shareholders. Under the shareholder rights plan, one right will be distributed for each outstanding share of GREKA common stock. Each right will entitle the holder to buy one share of GREKA common stock for an initial exercise price of $57.14 per share. The rights will initially trade with common shares and will not be exercisable unless certain takeover events occur. The plan generally provides that if a person or group acquires or announces a tender offer for the acquisition of 12% (amended from 33% by approval of GREKA's Board of Directors in December 2000) or more of GREKA common stock without approval of the Board of Directors, the rights will become exercisable and the holders of the rights, other than the acquiring person or group, will be entitled to purchase shares of GREKA common stock (or under certain circumstances stock of the acquiring entity) for 50% of its current market price. The rights may be redeemed by GREKA for a redemption price of $.01 per right.

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

Item 2. Description of Property

         The following description of the GREKA properties at December 31, 2000 includes all discussions of prior operations of all of GREKA's properties and those of its wholly owned subsidiaries.

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

         Other States

         In addition to our California and Louisiana properties, GREKA owns producing properties in a number of other states, but primarily New Mexico and Texas, which collectively represented 6.9% of GREKA's proved reserves at December 31, 2000 (1.1 MMBOE). GREKA's share of daily production from these properties averaged 219 BOE (400 BOE gross) for the year ended December 31, 2000, representing 8% of GREKA's total production.

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

         In the E&P Americas Division, $12.6 million of the $14.0 million is allocated to increasing oil and gas production in the Louisiana assets. The budget includes drilling five new wells in Louisiana and two new wells in New Mexico, in addition to the continuous workover program, providing an opportunity to substantially enhance production. The Integrated Operations Division budget of $12.0 million allocates approximately 60% to workovers and the redrill program, utilizing the Company's proprietary horizontal drilling technology and providing an opportunity to double the equity oil and gas production. Twenty percent of the budget is targeted to increase natural gas production, such as new gas treatment facilities. The enhanced gas production planned should maintain the Division's self-sufficiency and operational hedge resulting from vertical integration. The E&P International Division's $4.0 million budget is an investment in the long-term growth of the Company. Ninety-percent of the budget is allocated to the exploitation and development of the Company's 381,000 Coalbed Methane (CBM) acres in China. The plan includes drilling five new wells in a pilot program to confirm anticipated production levels. Upon successful completion of the pilot program, the Company intends to develop and implement the appropriate plan to exploit the additional acreage.

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

         The following is a brief discussion of significant developments in the Company's recent exploration activities through its wholly owned subsidiaries:

         California

         Coalinga Nose Exploration Prospect, Fresno County, California. GREKA has leases and contractual rights covering approximately 9,000 acres of land in the region of the prolific Coalinga oil field in the San Joaquin Valley of California. GREKA has participated in a 16 square mile 3-D seismic survey covering this area and has interpreted the survey. Nineteen anomalies have been identified in the prospect area, covering five potentially productive zones, ranging in depth from 6,500 to 12,000 feet. GREKA has a 90% working interest below and 9% working interest above the Gatchell formation in the Leda Prospect, Pleasant Valley, and Cotton Gin Prospects. GREKA retains an 85% interest in the balance of the shallow rights constituting this prospect. Of this interest and with respect to the Creataceous Brown Mountain 13,000 foot test only, GREKA has farmed out 75% of its interest in the eastern half. After drilling the initial test well and subject to certain terms and conditions, farmee earns an option to participate in and earn a 50% interest in the western half of this block.

         Indonesia

         West Java Exploration Prospect, Jakarta, Indonesia. GREKA is a party to a production sharing contract, along with Pertamina, the Indonesian state-owned oil company, covering 1.275 million unexplored acres on the Island of Java near a number of producing oil and gas fields. The 30-year contract provides that oil and gas in commercial quantities must be discovered prior to September 2003. A portion of the block has been distinctly identified as the Jonggol area consisting of 500,000 acres. The Jonggol area has two prospects and eleven leads with a well scheduled to be drilled in 2001. The Company, which has a 75% interest in the block, is currently looking for a joint venture partner to participate in the drilling of the Jonggol well or plans to farmout its interest in this property. Management plans to develop the remainder of the block with additional seismic.

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

         The following table summarizes GREKA's estimated proved oil and gas reserves by geographic area as of December 31, 2000. The following table includes both proved developed (producing and non-producing) and proved undeveloped reserves. Approximately 35% of the total reserves reflected in the following table are proved undeveloped. There can be no assurance that the timing of drilling, reworking and other operations, volumes, prices and costs employed by the independent petroleum engineers will prove accurate. Since December 31, 2000, oil and gas prices have generally decreased. At such date, the price of WTI crude oil as quoted on the New York Mercantile Exchange was $28.40 per Bbl and the comparable price for May 3, 2001 was $28.45. Quotations for the comparable periods for natural gas were $9.52 per Mcf and $4.53 per Mcf, respectively. The proved developed and proved undeveloped oil and gas reserve figures are estimates based on reserve reports prepared by GREKA's independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves comprise a substantial portion of GREKA's reserves and, by definition, had not been developed at the time of the engineering estimate. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on GREKA and its operations.

                                December 31, 2000

                                      Proved Reserves, net                                           PV-10 Value
                             Gross           Oil            Gas
 Property                    Wells         (MBbls)         (MMcf)         MBOE        Dollar Value        %
 --------                  ----------     ----------     ----------     ----------    ------------   -----------
                                                                                     (In thousands)
California:
  Integrated Ops .....            328          5,638          2,769          6,142     $   37,546           22.9%
  E&P ................            136          3,687            964          3,862     $   26,623           16.2%
Total
   California ........            464          9,325          3,733         10,004     $   64,169           39.1%
Louisiana ............             28          2,000         14,140          4,571     $   86,966           53.1%
Other United
    States ...........            212            687          2,201          1,087     $   12,742            7.8%
Total United
   States ............            704         12,012         20,074         15,662     $  163,877          100.0%

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

         The following tables present total estimated proved developed producing, proved developed non-producing and proved undeveloped reserve volumes as of December 31, 1998, 1999 and 2000 and the estimated present value of future net revenues ("PV-10") (based on current prices and costs at the respective year's end, using a discount factor of 10 percent per annum). As used herein, the term "proved undeveloped reserves" are those which can be expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage is limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances are estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir. There can be no assurance that these estimates are accurate predictions of reserves or of future net revenues from oil and gas reserves or their present value. As indicated elsewhere, the prices received for oil and gas have generally decreased since the preparation of the 2000 year end engineering estimates.


                                             Estimated Proved Oil and Gas Reserves

                                                         At December 31,
                                             ------------------------------------
                                              1998(1)       1999(1)       2000(1)
                                             --------      --------      --------
Net oil reserves (MBbl)
   Proved developed producing ............        921         6,469         7,060
   Proved developed non-producing ........        449           825         1,309
   Proved undeveloped ....................        703         3,237         3,644
                                             --------      --------      --------
    Total proved oil reserves (MBbl) .....      2,073        10,531        12,013
                                             ========      ========      ========
Net natural gas reserves (MMcf)
   Proved developed producing ............        955         3,364         5,184
   Proved developed non-producing ........      1,760         5,398         4,758
   Proved undeveloped ....................      2,417         8,836        10,133
                                             --------      --------      --------
    Total proved natural gas
      reserves (MMcf) ....................      5,132        17,598        20,075
                                             ========      ========      ========

Total proved reserves (MBOE) .............      3,006        13,732        15,662


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

                                                  Estimated Present Value of
                                                     Future Net Revenue
                                                       (In thousands)
                                                       At December 31,
                                         ------------------------------------------
                                           1998(1)         1999(1)         2000(1)
                                         ----------      ----------      ----------
PV-10 Value
   Proved developed producing ........   $    2,301      $   39,689      $   67,080
   Proved developed non-producing ....        1,629           8,977          37,160
   Proved undeveloped ................        1,169          18,487          59,637
                                         ----------      ----------      ----------

      Total ..........................   $    5,199      $   67,153      $  163,877
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

                                     Year Ended December 31,
                              ------------------------------------
                               1998(1)       1999(1)       2000(1)
                              --------      --------      --------
Production Data:
  Oil (MBbls) .............         13           505           770
  Gas (MMcf) ..............         --           862         1,807
    Total (MBOE) ..........         13           685         1,099

Average Sales
  Price Data
  (Per Unit):

  BOE .....................   $      6      $  13.85      $  22.14

Selected Data
 per BOE:
  Production costs(2) .....   $      9      $   7.57      $   6.49
  General and
    administrative ........   $    119      $   3.35      $   5.79
  Depletion,
    depreciation and
    amortization ..........   $     26      $   2.72      $   2.90

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

                                                   Year Ended December 31,
                             --------------------------------------------------------------------
                                     1998                    1999                    2000
                             --------------------    --------------------    --------------------
                             Gross(1)     Net(2)     Gross(1)     Net(2)     Gross(1)     Net(2)
                             --------    --------    --------    --------    --------    --------
United States:
Development Wells
  Oil                               3         2.3          --          --           5           5
  Gas                              --          --          --          --          --          --
  Dry (3)                          --          --          --          --           1           1


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

Average Sales Price and Production Cost

         The following table sets forth information concerning average per unit sales price and production cost for GREKA's oil and gas production for the periods indicated:

                                            Year Ended December 31,
                                        ------------------------------
                                          1998       1999       2000
                                        --------   --------   --------
Average sales price per BOE:
  Integrated Ops ....................   $      6   $  10.82   $  18.63
  E&P Americas ......................         --      17.14      25.27
  Combined ..........................          6      13.86      22.14

Average production cost per BOE:
  Integrated Ops ....................   $      9   $   8.74   $   3.99
  E&P Americas ......................         --       5.80       6.88
  Combined ..........................          9       7.47       5.51

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

Item 3. Legal Proceedings

         Pembrooke Calox, Inc. v. GREKA Energy Corporation, et al. (Index No. 604905/99, Supreme Court, New York County, October 1999). Pembrooke Calox, Inc. ("Pembrooke") brought an action against GREKA and others seeking damages of approximately $5 million for an alleged breach of a settlement agreement and related contracts pursuant to which Pembrooke was to receive GREKA's interest in a limestone reserve located in Indiana in exchange for payment on a $5.7 million non-recourse promissory note. Pembrooke has not paid any funds to the Company. Pembrooke alleges that it was unable to make such payment because of GREKA's purported failure to provide certain geological documents concerning mineral reserves located under the property. GREKA has filed fraud-based counterclaims, and the parties have agreed that title to the property is to continue being held in escrow pending adjudication of all claims. GREKA plans to vigorously defend all claims asserted by Pembrooke and seek counter-relief. Trial is currently scheduled for the end of May, 2001.

         RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999). RGC International Investors, LDC ("RGC") brought suit against GREKA, Saba and the former directors of Saba based on claims arising from GREKA's acquisition of Saba on March 24, 1999. RGC sought, among other things, rescission of the merger and an unspecified amount of damages for GREKA's alleged failure adequately to provide for RGC's rights as a Saba preferred shareholder in consummating that merger. In November 2000, the court granted GREKA's motion to dismiss those aspects of RGC's complaint that rely directly upon RGC's prior rights as an old Saba preferred shareholder, determining that RGC relinquished those rights in exchange for a note as contemplated in a term sheet with GREKA. This resulted in the court's dismissal of eight of the nine counts asserted by RGC, effectively dismissing from this litigation the former directors of Saba. RGC subsequently filed an amended complaint to state certain equitable and other causes of action against GREKA and Saba arising from such term sheet and the note contemplated therein. GREKA filed counter-claims which were substantially dismissed in March 2001. The matter was tried during April and following post-trial motions, a court order is expected.

         Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles County, February 2000). GREKA's subsidiary filed an action against Omimex Resources, Inc. and its subsidiaries seeking a judgment declaring the Company's right to rescind the June 1999 sale agreement by which the Company would own the Colombian assets as of January 1,

1999 or, alternatively, an order directing specific performance of the agreement by Omimex which includes reassignment of the Colombian assets to the Company. The Company's subsidiary alleges claims for breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation and fraudulent inducement and seeks damages. Omimex alleges counter-claims of breach of contract and seeks declaratory judgment. The parties were working toward closing on the Company's re-purchase of the Colombian assets, which closing was extended to July 2000. Omimex refused to close as proposed by the Company, and in August 2000, after the court's finding of a likelihood that the Company will prevail on the merits of its claims for Omimex's breach of the agreement and breach of the implied covenant of good faith and fair dealing, the Company was granted a temporary restraining order and then an injunction securing and protecting GREKA's rights to the assets and related cash flow through trial.
We are vigorously pursuing all claims against Omimex, defending all counter-allegations, and seeking an expedited trial date of the matter.

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

         On May 3, 2001 there were approximately 884 registered holders of GREKA's common stock. Based on a broker count, GREKA believes at least an additional 3,463 persons are shareholders with street name positions.

         Holders of GREKA common stock are entitled to receive such dividends as may be declared by the GREKA board of directors. GREKA has not yet paid any cash dividends, and the board of directors of GREKA presently intends to pursue a policy of retaining earnings for use in GREKA's operations and to finance expansion of its business. In January 2001, GREKA issued a 5% stock dividend to its shareholders of record at close of market on December 31, 2000 increasing the total number of shares outstanding at December 31, 2000 of 4,307,879 by 215,394. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

         In January 2000, we appointed The Bank of New York at 101 Barclay Street, Fl 12-W, New York, New York 10286 as the Company's registrar and transfer agent for its common and preferred stock.

         In October 2000, we repurchased 840,000 shares of our common stock from Capco and canceled such shares so that they became authorized but unissued shares of common stock.

         In November and December of 2000, we completed the sale of 472,500 and 70,875 shares of our no par value common stock, respectively, in accordance with an underwriting agreement with Friedman Billings & Ramsey for $13.10 per share. The original offering of 472,500 shares closed on November 27, 2000 followed by the underwriters over allotment option which was exercised by the underwriter on December 27, 2000 resulting in total net proceeds of approximately $6,350,000 to the Company. This offering was made pursuant to a shelf registration statement originally filed during September of 2000. As of the date of this report on Form 10-K/A, 3,482,500 shares remain "on the shelf" for possible future transactions as described in the Company's registration statement (File No. 333-45352).

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

                                                                     Years Ended December 31,
                                                       -------------------------------------------------------
                                                         2000       1999        1998        1997        1996
                                                       --------   --------    --------    --------    --------
                                                                (In thousands, except per share data)
Income Statement Data:

Sales ..............................................   $ 49,067   $ 29,138    $    146    $    212    $    604

Production and Product Costs .......................   $ 25,200   $ 17,821    $    121    $    248    $    367

General and administrative .........................   $  6,699   $  3,205    $  1,542    $    756    $    575

Depletion, depreciation &
  amortization .....................................   $  3,592   $  3,024    $    333    $     24    $     19

Other operating expenses ...........................   $  2,377   $     --    $     --    $     --    $     --

Interest Expense ...................................   $  4,535   $  1,860    $     32    $     25    $     35

Other Income (Expense) Net .........................   $   (992)  $ (1,696)   $   (526)   $    (34)   $     20

Minority Interest ..................................   $     --   $     21    $     --    $     --    $     --

Income tax (expense) benefit .......................   $   (362)  $    (46)   $     --    $     --    $     --

Equity in Earnings/Loss of Saba
  (pre-acquisition) ................................   $     --   $    569    $    586    $     --    $     --

Cumulative effect of change in accounting ..........   $    853   $     --    $     --    $     --    $     --

Net income (loss) ..................................   $  4,457   $  3,367    $ (5,548)   $   (851)   $   (377)

Income (loss) per common share:

Basic net income (loss) per share ..................   $   1.00   $   0.80    $  (3.25)   $  (1.37)   $  (4.48)

Cash dividend per share ............................   $     --   $     --    $     --    $     --    $     --
Basic weighted average common
  shares outstanding ...............................      4,476      4,203       1,702         621          84
Diluted weighted average common
  shares outstanding ...............................      4,763     4,801       1,702         621          84

Balance Sheet Data (end of period):

Working Capital ....................................   $ (2,664)  $(14,176)   $ (1,828)   $  3,133    $    276
Net property and equipment .........................   $ 77,182   $ 70,287    $  4,426    $  6,795    $    735
Total assets .......................................   $ 98,813   $ 84,214    $ 20,807    $ 10,803    $    901
Long-term obligations ..............................   $ 28,207   $ 15,696    $     53    $     77    $    541
Total stockholders' equity .........................   $ 40,211   $ 33,378    $ 18,505    $  9,095    $    (10)

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

         In view of the significant differences between GREKA's corporate structure before the March 1999 acquisition of Saba, comparisons of GREKA's results of operations for 1998 and 1997 are considered by management not to be neither relevant or representative of GREKA Energy's long-term potential.

Results of Operations

Comparison of Years Ended December 31, 2000 and 1999

         Revenue increased from $26,137,810 for 1999 to $49,067,140 for 2000.
This increase resulted primarily from a 160% increase in BOE production and an increase in the selling price of the Company's products from an average of $13.95 per BOE in 1999 to $22.14 in 2000. While management expects a continued increase in production it cannot project future pricing changes.

         Production and Product costs increased from $17,820,620 for 1999 to $25,199,620 for 2000 primarily as a result of a full twelve months of post merger operations of the asphalt facility and oil and gas operations.

         General and administrative expenses increased from $3,205,276 for 1999 to $6,699,275 for 2000 primarily as a result of a full twelve months of post merger activity and increased staffing during the period.

         The Company's operating income more than doubled from $5,088,131 in 1999 to $11,198,901 primarily as a result of the increased sales volume and improved pricing for product sold.

         Depreciation, depletion and amortization increased from $3,023,783 for 1999 to $3,592,242 for 2000 primarily as a result of a full twelve months of post merger depreciation, depletion and amortization expenses and larger asset base.

         The Company sold its Canadian subsidiary during the year, resulting in a loss of $991,439. The Company's accounting method for inventory was changed from the first in, first out (FIFO) method to the average cost method effective January 1, 2000. The average cost method is preferable because the primary inventoriable cost at the refinery is crude oil for which the price can fluctuate significantly. The weighted average method balances the impact of short term fluctuations in crude oil pricing on the Company's refinery inventory levels. The Company recorded the effect of this change of $853,110 as a cumulative effect of a change in accounting principle as of January 1, 2000.

         Interest expense increased from $1,859,688 for 1999 to $4,535,174 for 2000 primarily as a result of increased debt levels.

         Net income increased from $3,367,000 for 1999 to $4,457,000 for 2000. This increase was substantially, negatively impacted by the non recurring, non-cash charges for the change in accounting practices and the loss on the sale of our Beaver lake subsidiary both discussed above. Net was also impacted by a larger provision for income taxes and a charge for the employee profit sharing plan.

         Capital expenditures increased from $2,092,000 in 1999 to $13,602,000 in 2000. Capital expenditures were utilized primarily for drilling activity in the E&P Americas gas drilling program and re working our Integrated Operations heavy oil wells. Capital expenditures are expected to rise to $30 million during 2001.

Comparison of Years Ended December 31, 1999 and 1998

         Revenues increased from $145,813 for 1998 to $29,137,810 for 1999 primarily as a result of the acquisition of Saba and restructuring of assets.

         Production costs increased from $121,016 for 1998 to $17,820,620 for 1999 primarily as a result of the acquisition of Saba and the resulting significantly larger asset base.

         General and administrative expenses increased from $1,541,789 for 1998 to $3,205,276 for 1999 primarily as a result of the acquisition of Saba and the resulting significantly larger asset base.

         Depreciation, depletion and amortization increased from $333,468 for 1998 to $3,023,783 for 1999 primarily as a result of significantly larger asset base of operations.

         Interest expense increased from $32,145 for 1998 to $1,859,688 for 1999 primarily as a result of higher debt as a result of the acquisition.

Liquidity and Capital Resources

         The working capital deficit at December 31, 2000 of $2,663,551 decreased from a working capital deficit of $14,175,635 at December 31, 1999. Current assets increased $7,779,831 from $11,983,973 at December 31, 1999 to $19,763,804 at December 31, 2000 which includes an increase of $4,740,380 in cash and cash equivalents from $97,319 at December 31, 1999 to $4,837,699 at December 31, 2000. Approximately $7.5 million of refinery raw material and finished product inventory and refinery accounts receivable result from refinery operations. Current liabilities decreased from $26,159,608 at December 31, 1999 to $22,427,355 at December 31, 2000, a decrease of $3,732,253. The current portion of long term debt decreased $4,593,186 during the period. The foregoing changes are a result of significant debt restructuring and a full 12 months of post merger activities.

Cash Flows

         Cash used in operations improved from an outflow of $401,150 for the year ended December 31, 1999 to an inflow of $11,674,581 for the year ended December 31, 2000. Net income for the period, adjusted for non-cash charges, provided $9,984,004 of cash inflow.

         The Company's net cash flows from investing activities increased from a net outflow of $788,351 for the year ended December 31, 1999 to a net outflow of $13,030,519 for the year ended December 31, 2000. This change was primarily attributable to increased activity associated with increasing daily oil and gas production and future reserves.

         The Company's net cash provided by financing activities increased from an inflow of $1,036,608 for the year ended December 31, 1999 to $6,096,318 for the year ended December 31, 2000. Cash was provided during 2000 from proceeds of the Company's financing facilities with CIBC which created a inflow of cash of $5,713,503, net of the payoff to Bank One. There was a net reduction in the amount of debt to GMAC of $1,315,023, and the Company benefited from the sale of its common stock by $6,350,377 while it used cash to acquire $5,737,116 of its common stock.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The directors and executive officers of GREKA are as follows:

Name
Since                              Age                   Positions
-----                              ---                   ---------
Randeep S. Grewal                   37     Chairman of the Board, Chief Executive
September 1997                             Officer and President, Class A Director

Dr. Jan F. Holtrop                  66     Class B Director
September 1997

George G. Andrews                   76     Class B Director
July 1998

Dai Vaughan                         62     Class C Director
March 1999

Kenton D. Miller                    48     Class C Director
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

Executive Compensation

                           Summary Compensation Table

                                      Annual Compensation             Long Term Compensation
                                  --------------------------       -----------------------------
                                                                    Restricted       Securities
Name and principal                                                 stock awards      underlying       All other
position                  Year    Salary($)       Bonus($)(1)          ($)          options/SARS    compensation
------------------        ----    ---------       -----------      ------------     ------------    ------------
Randeep S. Grewal,        2000    $290,269             --                 --           410,000        $12,000(3)
Chairman and Chief        1999    $248,400             --                 --                --        $12,000(3)
Executive Officer         1998    $120,000             --           $367,500(2)        110,000        $ 4,200(3)

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

                    Option/SAR Grants in Last Fiscal Year(1)
                               (Individual Grants)

                       Number of     Percent of total
                      Securities       options/SARS                               Grant
                      Underlying        granted to     Exercise or                Date
                     Options/SARS      employees in     base price  Expiration   Present
Name                  granted(#)        fiscal year      ($/Sh)        date       Value
----                 ------------    ----------------  -----------  ----------   -------
Randeep S. Grewal      410,000             40%            $8.625      1/30/10    11.0038(2)

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

Aggregated Option/SAR Exercises
in Last Fiscal Year and
FY-End Option/SAR Values

                                                                        Value of
                                                   Number of          unexercised
                     Shares                       unexercised         in-the-money
                    acquired                      options/SARS        options/SARS
                       on           Value         at FY-end(#)        at FY-end($)
                    exercise       realized       exercisable/        exercisable/
Name                   (#)           ($)          unexercisable       unexercisable
----                --------       --------       -------------       -------------
Randeep S. Grewal    150,000      $1,331,250     120,000/400,000    $626,250/$1,950,000

Employment Contracts and Termination Agreements

         On September 9, 1997, GREKA entered into a five-year employment agreement with Randeep S. Grewal. This agreement was amended on October 14, 1998, and on November 3, 1999 the Board of Directors adopted an amended and restated employment agreement for Mr. Grewal (the "Restated Agreement"). Under the terms of the Restated Agreement, Mr. Grewal's annual salary is $287,500 subject to an annual increase effective on the anniversary date. Mr. Grewal participates in GREKA's benefit plans and is entitled to bonuses and incentive compensation as determined by the board of directors of GREKA. The Restated Agreement also allows Mr. Grewal to receive an assignment of a 2% overriding royalty of all oil and gas properties of GREKA and to receive fringe benefits which include an automobile allowance of $1,000 per month. Under the original agreement, 31,500 shares of GREKA common stock were issued to Mr. Grewal.

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

                                     1997                         1999
Name                          Stock Option Plan(1)        Stock Option Plan(2)
----                          --------------------        --------------------
George G. Andrews                    5,000                       60,000
Dai Vaughan                          5,000                       60,000
Jan F. Holtrop                       5,000                       50,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

         The following table presents as of May 3, 2001 the common stock ownership of each person known by GREKA to be the beneficial owner of five percent or more of GREKA's common stock, all directors and officers individually, and all directors and officers of GREKA as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. GREKA is not aware of any contractual arrangements or pledges of GREKA's securities which may at a subsequent date result in a change of control of GREKA. As of May 3, 2001, there were 4,555,005 shares of GREKA common stock issued and outstanding.

                              Amount of Beneficial
                                    Ownership

     Name and Address
     of Beneficial Owner                                 Common Stock(1)          Percent of Class
     -------------------                                 ---------------          ----------------

     International Publishing Holding s.a.                    400,109                   8.78%
     Postbus 84019
     2508 AA The Hague
     The Netherlands

     Randeep S. Grewal                                        582,500(2)               11.95%
     Chairman of the Board, Chief Executive Officer,
     and President
     10815 Briar Forest Drive
     Houston, TX 77042

     Dr. Jan F. Holtrop                                        45,500(3)                   *
     Director
     Van Alkemadelaan
     2596 AS The Hague
     The Netherlands

     George G. Andrews                                         65,250(4)                1.41
     Director
     7899 West Frost Drive
     Littleton, CO 80123

     Dai Vaughan                                               44,000(5)                   *
     Director
     2536 Waterstone Way
     Marietta, GA 30062

     Kenton D. Miller                                          15,000(6)                   *
     Director
     212 E. 25th Street
     Tulsa, OK 47114

     All directors and officers as a group (5 persons)        752,250(7)               14.96%

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

(2) Includes options presently exercisable to acquire 320,000 shares of GREKA common stock, and 250,000 shares of GREKA common stock held individually by Mr. Grewal.

(3) Includes options presently exercisable to acquire 35,000 shares of GREKA common stock.

(4) Includes options presently exercisable to acquire 60,000 shares of GREKA common stock.

(5) Consists of options presently exercisable to acquire 44,000 shares of GREKA common stock.

(6) Consists of options presently exercisable to acquire 15,000 shares of GREKA common stock.

(7) Includes options presently exercisable to acquire 474,000 shares of GREKA common stock held by directors and an executive officer of GREKA.

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

The Company has a note receivable at December 31, 2000 from Randeep S. Grewal, the Company's Chairman of the Board and Chief Executive Officer of $750,000 relating to an exercise of common stock options on December 26, 2000. This note was repaid on January 9, 2001.

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

10.11 Stock Exchange Agreement dated November 23, 1998 among Horizontal Ventures and the Shareholders of Saba Acquisub, Inc. (filed as Exhibit 10.85 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.12 Agreement to Amend Common stock Purchase Agreement dated December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.84 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

10.15 Exchange Agreement between GREKA and RGC International Investors (filed as Exhibit 10.87 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.16 Secured Convertible Promissory Note (filed as Exhibit 10.88 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

10.30 First Amendment To First Amended And Restated Loan And Security Agreement dated February 22, 2001 by and among GMAC Commercial Credit LLC, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.30 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein)

10.31             Loan Agreement dated as of March 1, 2001 among Greka AM, Inc.
                  as borrower, the Company as guarantor, and the Bank of Texas, National Association (filed as Exhibit 10.31 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein)

21.1 Subsidiaries of GREKA (filed as Exhibit 21.1 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein)

23.1              Consent of Arthur Andersen LLP*

23.2              Consent of Netherland, Sewell & Associates, Inc.*

99.9              Preferability letter of Arthur Andersen LLP (filed as Exhibit
                  99.9 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein)

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

                            GREKA ENERGY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                         REQUIRED BY ITEM 8 AND ITEM 14

                                                                     Page

Financial Statements of GREKA Energy Corporation

Report of Independent Public Accountants............................. F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999......... F-3
Consolidated Statements of Operations for each of the
  three years ended December 31, 2000 ............................... F-4
Consolidated Statements of Stockholders' Equity for each
  of the three years ended December 31, 2000 ........................ F-5
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 2000 ..................................... F-6
Notes to Consolidated Financial Statements........................... F-7
Schedule II - Valuation and Qualifying Accounts
  for the three years ended December 31, 2000........................ F-23

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
New York, New York

April 13, 2001

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               As of December 31,


                                     ASSETS

Current Assets                                                                 2000              1999
                                                                           ------------      ------------
        Cash and cash equivalents ....................................     $  4,837,699      $     97,319
        Restricted cash ..............................................               --         1,000,000
        Accounts receivable trade, net of allowance for
          doubtful accounts of $827,144 (2000)
          and $1,343,825 (1999) ......................................        5,951,051         4,681,823
        Inventories ..................................................        3,814,992         3,292,380
        Other current assets .........................................        5,160,062         2,912,451
                                                                           ------------      ------------
                 Total Current Assets ................................       19,763,804        11,983,973
                                                                           ------------      ------------
Property and Equipment

        Investment in limestone property, at cost ....................        3,675,973         3,675,973
        Oil and gas properties (full cost method) ....................       38,838,169        29,653,061
        Land .........................................................       17,247,744        17,210,814
        Plant and equipment ..........................................       27,398,506        26,875,661
                                                                           ------------      ------------
                                                                             87,160,392        77,415,509


        Less accumulated depreciation, depletion and
          amortization ...............................................       (9,978,770)       (7,128,995)
                                                                           ------------      ------------
Property and Equipment, net ..........................................       77,181,622        70,286,514
Other Assets .........................................................        1,867,859         1,943,196
                                                                           ------------      ------------
                                                                           $ 98,813,285      $ 84,213,683
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                            2000              1999
                                                                           ------------      ------------
        Accounts payable and accrued expenses ........................     $ 13,742,245         8,235,627
        Current maturities of long term notes and notes payable ......        8,580,110        13,173,296
        Short term borrowing .........................................          105,000         4,750,685
                                                                           ------------      ------------
                 Total Current Liabilities ...........................       22,427,355        26,159,608

Long term debt, net of current portion ...............................       28,206,771        15,695,825

Other Liabilities ....................................................        7,967,941         8,979,927

Commitments and Contingent Liabilities

Stockholders' Equity

        Common Stock, no par value, 50,000,000 shares
          authorized, 4,523,273 (2000) 4,556,937 (1999)
          shares issued and outstanding ..............................       42,544,542        37,261,043
        Accumulated comprehensive income .............................               --           (19,243)
        Accumulated earnings (deficit) ...............................       (2,333,324)       (3,863,477)
                                                                           ------------      ------------

        Total Stockholders' Equity ...................................       40,211,218        33,378,323
                                                                           ------------      ------------
                                                                           $ 98,813,285        84,213,683
                                                                           ============      ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        For The Years Ended December 31,


                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Revenues ...................................................     $ 49,067,140      $ 29,137,810      $    145,813
                                                                 ------------      ------------      ------------
Costs and Expenses

        Operating Costs ....................................       25,199,620        17,820,620           121,016
        General and Administration .........................        6,699,275         3,205,276         1,541,789
        Net Profit Sharing Plan ............................          495,246                --                --
        Depreciation, depletion and amortization ...........        3,592,242         3,023,783           333,468
        Other expenses .....................................        1,881,856                --                --
        Writedown of oil and gas properties ................               --                --         3,171,485
                                                                 ------------      ------------      ------------
Total Costs and expenses ...................................       37,868,239        24,049,679         5,167,758
                                                                 ------------      ------------      ------------
Operating Income (loss) ....................................       11,198,901         5,088,131        (5,021,945)

Other income (expense)
        Equity in loss of Saba .............................               --          (568,751)         (586,020)
        Interest income ....................................               --                --            83,242
        Interest expense ...................................       (4,535,174)       (1,859,688)          (32,145)
        Loss on sale of Canadian properties ................         (991,439)               --                --
        Other, net .........................................               --           732,723             9,223
                                                                 ------------      ------------      ------------
                 Other Income (expense), net ...............       (5,526,613)       (1,695,716)         (525,700)

Minority Interest in loss of consolidated
        subsidiary .........................................               --            20,617                --
                                                                 ------------      ------------      ------------
Income (loss) before income taxes and
        accounting changes .................................        5,672,288         3,413,032        (5,547,645)


Provision for income tax ...................................          361,964            46,000                --
Cumulative effect of change in accounting for inventory ....          853,110                --                --
                                                                 ------------      ------------      ------------
Net Income (Loss) ..........................................        4,457,214      $  3,367,032      $ (5,547,645)
                                                                 ------------      ------------      ------------

Other Comprehensive (Loss) .................................               --           (19,243)               --
                                                                 ------------      ------------      ------------

Comprehensive Income (Loss) ................................        4,457,214      $  3,347,789      $ (5,547,645)
                                                                 ============      ============      ============
Net Income (Loss) per Share - Basic ........................     $       1.00      $       0.80      $      (3.25)
                                                                 ============      ============      ============
Net Income (Loss) per Share - Diluted ......................     $        .99      $       0.75      $      (3.25)
                                                                 ============      ============      ============
Weighted average number of shares outstanding - Basic ......        4,475,985         4,203,015         1,702,557
                                                                 ============      ============      ============
Weighted average number of shares outstanding - Diluted ....        4,762,979         4,801,338         1,702,557
                                                                 ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For Each of the Three Years Ended December 31,


                                                                                     Accumulated
                                                          Common Stock                (Deficit)
                                                    Shares            Amount           Earnings           Total
                                                 ------------      ------------      ------------      ------------
Balance, December 31, 1997                          1,636,785      $ 11,588,073      $ (1,682,864)     $  9,905,209


Stock issued for cash in Reg "S" Offering              12,752            84,446                --            84,446


Issuance of stock to purchase shares of
    Saba Petroleum                                  1,407,000        14,062,500                --        14,062,500

Net Income                                                                             (5,547,645)       (5,547,645)
                                                 ------------      ------------      ------------      ------------

Balance as of December 31, 1998                     3,056,537        25,735,019        (7,230,509)       18,504,510


Issuance of stock for acquisition of Saba           1,295,425         9,869,904                --         9,869,904


Issuance of stock for acquisition of
    Beaver Lake minority interest                      70,977           506,978                --           506,978


Other issuances, net                                  133,998         1,149,142                --         1,149,142


Net Income                                                 --                --         3,367,032         3,367,032


Other Comprehensive Loss                                   --                --           (19,243)          (19,243)
                                                 ------------      ------------      ------------      ------------
Balance as of December 31, 1999                     4,556,937        37,261,043        (3,882,720)       33,378,323


Issuance of stock for secondary offering              543,375         6,350,377                --         6,350,377


Issuance of stock for options and warrants            219,427         1,292,420                --         1,292,420


Issuance of stock for conversion of
    debentures                                         43,534           470,000                --           470,000


Repurchase of common stock                           (840,000)       (5,737,116)               --        (5,737,116)


Stock dividend                                             --         2,907,818        (2,907,818)               --


Net Income                                                 --                --         4,457,214         4,457,214
                                                 ------------      ------------      ------------      ------------


Balance as of December 31, 2000                     4,523,273      $ 42,544,542      $ (2,333,324)     $ 40,211,218
                                                 ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For Each of the Three Years Ended December 31,

                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Cash Flow operating activities
 Net Income (loss) .........................................     $  4,457,214         3,367,032        (5,547,645)
 Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities
 Depreciation, depletion, and
  amortization .............................................        3,592,242         3,023,788           333,468
 Writedown of oil and gas properties .......................               --                --         3,171,485
 (Gain) loss on sale of assets .............................               --                --            (9,223)
 Equity in net loss of Saba ................................               --           553,483           586,020
Compensation expense attributable to
  the issuance of Common Stock .............................               --           150,000                --
Loss on sale of Canadian properties ........................          991,439                --                --
Other non-cash expense .....................................           90,000                --                --
Change in accounting policy ................................          853,110                --                --
(Increase) decrease in accounts
  receivable ...............................................       (1,453,805)       (1,101,994)           (3,626)
(Increase) decrease in other assets ........................        1,750,336        (5,126,741)         (147,355)
(Increase) decrease in inventory and other
  current assets ...........................................       (3,604,745)          (66,310)         (114,646)
Increase (decrease) in accounts
  payable and accrued expenses .............................        5,901,401        (1,179,791)         (562,222)
Minority Interest in (loss) of
  Consolidated subsidiary ..................................               --           (20,617)               --
Decrease in other liabilities ..............................         (902,611)               --                --
                                                                 ------------      ------------      ------------
Net cash provided by (used in)
  operating activities .....................................       11,674,581          (401,150)       (2,293,744)
                                                                 ------------      ------------      ------------
Cash flow from investing activities:
 Decrease (increase) in time deposits
  and funds held in escrow .................................               --                --         1,613,695
 Purchases of property and equipment .......................      (13,601,519)       (2,091,735)       (1,168,519)
 Proceeds from sale of property and
  equipment ................................................          571,000           915,000            55,908
Acquisition of Saba common and
  preferred shares .........................................               --                --        (2,327,630)
 Cash acquired in Saba acquisition .........................               --           444,764                --
Other ......................................................                            (56,380)               --
                                                                 ------------      ------------      ------------
Net Cash (used in) investing activities ....................      (13,030,519)         (788,351)       (1,826,546)

Cash flows from financing activities:
 Repayments of Notes Payable ...............................       (9,085,831)      (28,098,901)          (32,896)
 Proceeds of loans from affiliates .........................               --        25,317,293         2,000,000
 Proceeds of Loan ..........................................       13,026,468                --                --
Net increase in Revolver Loan ..............................               --         4,443,216                --
Payment of financing costs .................................               --          (625,000)               --
Proceeds from sale of stock, net of
 expenses ..................................................        6,350,377                --            84,446
Repurchase of Common Stock .................................       (5,737,116)               --                --
Increase from restricted cash ..............................        1,000,000                --                --
Exercise of options ........................................          542,420                --                --
                                                                 ------------      ------------      ------------
Net cash provided by financing activities ..................        6,096,318         1,036,608         2,051,550
                                                                 ------------      ------------      ------------
Net increase (decrease) in cash and
 cash equivalents ..........................................        4,740,380          (152,893)       (2,068,740)
Cash and cash equivalents:
 Beginning of period .......................................           97,319           250,212         2,318,952
                                                                 ------------      ------------      ------------
End of period ..............................................     $  4,837,699      $     97,319      $    250,212
                                                                 ============      ============      ============
Cash paid for:
 Interest ..................................................     $  3,830,243      $  1,688,424      $     32,145
 Income taxes ..............................................     $    197,938      $    149,288      $         --
Non-cash financing and investing activities:
 Stock issued for services .................................     $         --      $   (180,000)     $         --
 Stock issued upon conversion of
  convertible debentures ...................................          470,000                --                --


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

                                     Integrated        E&P            E&P          Corp. &
                                     Operations      Americas        Int'l           Other           Total
                                    ------------   ------------   ------------    ------------    ------------
2000

Total Oil and Gas
    Revenue                         $     10,299   $     14,851   $        422    $     (9,915)   $     15,588
Refinery Revenue                          33,480             --             --              --          33,480
                                    ------------   ------------   ------------    ------------    ------------
Total Revenue                             43,710         14,851            422          (9,915)         49,068
                                    ------------   ------------   ------------    ------------    ------------
Expenses:
  Production Costs                         2,064          3,993             84          (2,065)          4,077
  Refinery Costs                          28,985             --             --          (7,862)         21,123
  General and Administrative               1,896          1,922            104           2,777           6,699
  DD&A Expenses                            1,814          1,556             77             145           3,592
  Net profit sharing plan                     --             --             --             495             495
  Other expenses                           1,882             --             --              --           1,882
                                    ------------   ------------   ------------    ------------    ------------
Operating Profit                           7,069          7,471            157          (2,910)         11,199
                                    ------------   ------------   ------------    ------------    ------------

   Interest expense                        2,646            320             27           1,542           4,535
   Loss on sale of Canada                     --             --            991              --             991
   Income tax expense                         --             --             --             362             362
   Cumulative effect of
     accounting change                       853             --             --              --             853
                                    ------------   ------------   ------------    ------------    ------------
    Net Income (loss)               $      3,569   $      7,060   $        130    $     (6,301)   $      4,457
                                    ============   ============   ============    ============    ============

Capital Expenditures                $      5,828   $      6,112   $      1,662              --    $     13,602
Assets at Year End                  $     61,497   $     31,925   $      4,642    $        749    $     98,813

1999

Total Oil and Gas
    Revenue                         $      3,710   $      5,425   $      2,815    $     (3,799)   $      8,183
Refinery Revenue                          20,924             --             --              --          20,924
                                    ------------   ------------   ------------    ------------    ------------
Total Revenue                             24,645          5,425          2,868          (3,799)         29,138
                                    ------------   ------------   ------------    ------------    ------------

Production Costs                           2,229          2,939          1,577          (3,799)          7,244
Refinery Costs                            14,375             --             --              --          10,576
Gross Profit                               7,543          2,487          1,290              --          11,318
Other Expenses                             1,426            245            576             958           3,205
DD&A Expenses                              1,453          1,064            506              --           3,024
Interest and other
  (expenses) income                          (31)           (31)           747          (2,380)         (1,695)
                                    ------------   ------------   ------------    ------------    ------------
    Net Income (loss)               $      4,630   $      1,147   $        955    $     (3,365)   $      3,367
                                    ============   ============   ============    ============    ============

Capital Expenditures                $      2,092   $          0   $          0    $          0    $      2,092
Assets at Year End                  $     58,267   $     16,886   $      8,456    $        244    $     84,213

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Effective December 31, 2000, the Company declared a 5% stock dividend for issuance of .05 shares of common stock for each share of common stock issued and outstanding to holders of the Company's common stock as of December 31, 2000. The fair market value of the dividend has been reflected as a charge to retained earnings in the accompanying financial statements. The accompanying financial statements have been adjusted to reflect the additional shares issued in connection with this stock dividend as if such shares had been outstanding for all periods presented.

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

     Inventories - Inventories are stated at the lower of cost or market. The Company's accounting method for inventory was changed from the first in, first out (FIFO) method to the average cost method effective January 1, 2000. The average cost method is preferable because the primary inventoriable cost at the refinery is crude oil for which the price can fluctuate significantly. The weighted average method balances the impact of short term fluctuations in crude oil pricing on the Company's refinery inventory levels. The Company recorded the effect of this change of $853,110 as a cumulative effect of a change in accounting principle as of January 1, 2000.

     Concentrations of credit risk - Substantially all of the Company's subsidiaries' accounts receivable are from companies engaged in the asphalt/paving and oil and gas businesses, and concentrated in the Western and Southern United States. Generally, the Company's subsidiaries do not require collateral for its accounts receivables. The Company performed services for only a limited number of customers in 1998; therefore, each customer may be considered a major customer. During 2000 and 1999, there were 4 and 2 customers, respectively, who individually accounted for more than ten percent of the Company's sale of North American refinery production.

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

     Earnings per share - Basic earnings/(loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed by considering the effect of outstanding options, warrants and other convertible securities. However, diluted earnings per share is the same as basic earnings per share in instances where a loss has been incurred. The impact of a 5% stock dividend, which was effective on December 31, 2000, has been reflected in earnings per share for all periods presented.

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
                                                ============    ============

Depreciation, depletion and amortization (including an impairment charge in 1998 of $3,171,485) charged against income was $3,592,242 in 2000, $3,023,788 in
1999, and $3,504,953 in 1998.

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

NOTE 5 - EARNINGS PER SHARE

In 1998, the company incurred a net loss and therefore, the basic and diluted loss per share are the same. Diluted earnings per share for 2000 and 1999 were calculated as follows:

                                                         2000           1999
                                                     ------------   ------------
Net Income .......................................   $  4,457,214   $  3,367,032
Add: Income impact of assumed
    conversion of convertible debt ...............        256,770        241,313
                                                     ------------   ------------
Net income plus impact of assumed conversion .....   $  4,713,984   $  3,608,345
                                                     ============   ============
Weighted Average Common Shares Outstanding .......      4,475,985      4,203,015
Effect of Dilutive Securities -
    Employee stock options and warrants ..........         58,754        177,735
    Convertible debt .............................        228,240        420,588
                                                     ------------   ------------
Weighted Average Shares plus impact
    of assumed conversion ........................      4,762,979      4,801,338
                                                     ============   ============

NOTE 6 - INVENTORY

Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following:

                                          2000           1999
                                       ----------     ----------
Raw Material ........................  $  368,054     $  869,735
Finished goods.......................   3,446,938      2,422,645
                                       ----------     ----------
   Total ............................  $3,814,992     $3,292,380
                                       ==========     ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease office space, automobiles, computers, and other equipment under various operating leases. The Company and its subsidiaries have options to renew these leases. Aggregate commitments under these leases at December 31, 2000 were as follows:

   Year Ending December 31:   Amount
   ------------------------   -------
   2001                      $ 190,842
   2002                        175,032
   2003                        177,616
   2004                            824
   2005 and thereafter             -0-

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

In 1993, the Company's predecessor acquired a producing mineral interest in California from a major oil company. At the time of acquisition, the Company's predecessor's investigation revealed that a discharge of diluent, a light, oil-based fluid which is often mixed with heavier grades of crude had occurred on the acquired property. The purchase agreement required the seller to remediate the area of the diluent spill. After the Company assumed operation of the property, it became aware of additional diluent contamination. In 2000, the Company installed a bioventing system that is expected to remediate the diluent. This matter may no longer be deemed material and no further disclosure will be made with respect to this matter. If diluent remains, the Company will evaluate its exposure in the future.

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

NOTE 8 - FEDERAL AND STATE INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                     2000           1999            1998
                                 ------------   ------------    ------------
United States ................   $  4,689,371   $  2,725,143    $ (5,547,645)
International ................        129,807        687,889              --
                                 ------------   ------------    ------------
                                 $  4,819,178   $  3,413,032    $ (5,547,645)
                                 ============   ============    ============

Components of income tax expense for the years ended December 31, 2000 and 1999 are as follows:

                               2000          1999
                            ----------    ----------
Current
  Federal ...............   $   93,787    $   40,000
  State .................      268,177        46,000
  Foreign ...............           --            --
                            ----------    ----------
                               361,964        86,000

Deferred
  Federal ...............           --       (40,000)
  State .................           --            --
  Foreign ...............           --            --
                            ----------    ----------

                                    --       (40,000)
                            ----------    ----------
                            $  361,964    $   46,000
                            ==========    ==========

Due to the losses recorded since inception, no provision or benefit for income taxes was recorded in 1998.

The effective tax rate differs from the amount that would result from the application of the statutory rate due primarily to the utilization of net operating loss carryforwards.

Net deferred income tax assets, which are significantly comprised of net operating loss carryforwards, the temporary difference resulting from the use of different depreciation methods for property and equipment for book and tax purposes and tax credit carryforwards have been fully reserved for through a valuation allowance.

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
                     ============

The Company's review of its available net operating loss carry-forwards is ongoing. Upon completion of this review, additional net operating loss carry forwards may be identified. In accordance with Internal Revenue Service regulations, the use of the above net operating loss carryforwards is subject to an annual limitation.

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt consist of the following at December 31, 2000 and 1999:

                                               2000           1999
                                           ------------   ------------
9% senior subordinated
   Debentures Due 2005 Net of
   discount(a) .........................   $  2,683,933   $  3,320,778
Loan agreement -(b).....................      8,700,000      2,986,497
Demand loan agreement with a bank(c) ...             --        794,185
Capital lease obligations(d) ...........        233,437        309,229
Term loan with a bank(e) ...............        340,354        351,562
Notes payable(f) .......................      2,390,000      2,000,000
15% convertible senior subordinated
    Debentures due 2001(g) ..............     1,000,000      1,000,000
Term and Revolving Loan Agreement
    GMAC Financial Corporation(h) ......     20,904,446     22,219,469
Other notes and loans ..................        639,711        638,086
                                           ------------   ------------
                                           $ 36,891,881   $ 33,619,806

Less current portion ...................      8,685,110     17,923,981
                                           ------------   ------------
Net Long-term debt .....................   $ 28,206,771   $ 15,695,825
                                           ============   ============

(a) In June 2000, GREKA exchanged $3.3 million of Saba 9% senior subordinated convertible debentures for GREKA debentures. The GREKA debentures are convertible to Company common stock at the option of the holders of the debentures at any time prior to the due date of the debenture (December 31, 2005), unless previously redeemed. Upon the receipt of a duly executed notice of election to convert the GREKA debenture, the Company will convert the debenture to GREKA common stock based upon a per share conversion price equal to 95% of the average closing bid price of its common stock for 30 consecutive trading days ending one day prior to the receipt of the notice of election to convert except that the conversion price shall in no case be less than $8.50 per share nor greater than $12.50 per share. GREKA also has the right to redeem the GREKA debenture by providing 30 days written notice of its intent to redeem during which time the debenture holder may convert his or her debenture. During 2000, $0.5 million debentures were converted into 43,534 shares of GREKA common stock and $0.1 million debentures were redeemed, with a resulting debenture balance of $2.7 million.

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

         In March 2001, GREKA's subsidiary entered into a credit and guarantee agreement with the Bank of Texas, N.A. ("Bank of Texas"). The agreement provides that GREKA's subsidiary may borrow up to $75 million bearing interest at prime less 1/2 percent. GREKA closed a revolving credit line of $16 million with an initial advance of $13.2 million against the line secured by GREKA's subsidiary's interest in certain North American oil and gas properties. A portion of the proceeds were used to reduce the current debt of GREKA, which payment resulted in the complete elimination of all obligations owed to CIBC.

(c) At December 31, 1999, the Company's Canadian subsidiary had a demand revolving reducing loan with a borrowing base of $1.2 million. Interest was payable at a variable rate equal to the Canadian prime rate plus 0.75% per annum (7.25% at December 31, 1999). The loan was collateralized by the subsidiary's oil and gas producing properties and a fixed floating charge debenture in the principal amount of $3.6 million over all assets of the subsidiary. The borrowing reduces at the rate of $34,175 per month. In accordance with the terms of the loan agreement, $290,001 of the total loan balance of $794,185 was classified as currently payable at December 31, 1999. The Canadian subsidiary was sold during 2000.

(d) A subsidiary of the Company leases certain equipment under agreements that are classified as capital leases. Lease terms vary from three to five years. The effective interest rate on the total amount of capitalized leases at December 31, 2000 and 1999 was 14.1% and 8.21%, respectively.

(e) The term loan with a bank ($340,354) is due to the seller of a fee interest in property in which the Company's subsidiary owns mineral interests. The note bears interest at the rate of prime plus 1% (10.5% and 10.25% at December 31, 2000 and 1999, respectively), is scheduled for repayment in monthly installments to a maturity date of August 2002 and is collateralized by the fee interest acquired by the subsidiary.

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

NOTE 10 - OTHER LIABILITIES

Other liabilities of $7,967,941 and $8,979,927 at December 31, 2000 and 1999, respectively, primarily represent the Company's estimated remaining exposure to litigation acquired in the Saba acquisition.

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

RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999). RGC International Investors, LDC ("RGC") brought suit against GREKA, Saba and the former directors of Saba based on claims arising from GREKA's acquisition of Saba on March 24, 1999. RGC sought, among other things, rescission of the merger and an unspecified amount of damages for GREKA's alleged failure to adequately provide for RGC's rights as a Saba preferred shareholder in consummating that merger. In November 2000, the court granted GREKA's motion to dismiss those aspects of RGC's complaint that rely directly upon RGC's prior rights as an old Saba preferred shareholder, determining that RGC relinquished those rights in exchange for a note as contemplated in a term sheet with GREKA. This resulted in the court's dismissal of eight of the nine counts asserted by RGC, effectively dismissing from this litigation the former directors of Saba. RGC subsequently filed an amended complaint to state certain equitable and other causes of action against GREKA and Saba arising from such term sheet and the note contemplated therein. GREKA filed counter-claims which were substantially dismissed in March 2001. GREKA plans to vigorously defend all claims asserted by RGC. The trial is scheduled to commence during April, 2001.

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

NOTE 12 - SETTLEMENT AGREEMENT WITH CAPCO RESOURCES, LTD.

In October 2000, the Company closed its settlement agreement with Capco Resources, Ltd. Under the terms of the agreement the Company bought back 80,769 shares in the third quarter, and in October, bought back 759,231 additional shares of the Company's common stock for cash consideration of $5.2 million and the forgiveness of a note receivable. These shares have been canceled. The Company has voting control through December 31, 2002 of 514,500 shares of the Company's common stock remaining with Capco.

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

NOTE 14 - STOCK OPTIONS AND WARRANTS

At December 31, 2000, GREKA had granted 1.4 million options to acquire shares of common stock of GREKA, of which 1,025,000 were granted in 2000 at an exercise price of $8.625 to employees, directors and consultants of the Company. A total of 164,000 options have terminated through attrition and 178,000 options were exercised during 2000, leaving the total option grants outstanding as of December 31, 2000 at 1,058,000 options. Management has determined not to adjust the exercise price or the number of employee options granted or available for grant not withstanding the 5% stock dividend issued during January 2001.

A summary of the outstanding options follows:

                                                   2000                          1999                          1998
                                                ----------                    ----------                    ----------
                                                 Weighted                      Weighted                      Weighted
                                                 Average                       Average                       Average
                                                 Exercise                      Exercise                      Exercise
                                   Shares         Price          Shares         Price          Shares         Price
                                 ----------     ----------     ----------     ----------     ----------     ----------
Options outstanding,
 January 1 .................        375,000     $     6.93        400,000     $     7.03        300,000     $     5.00
Options granted ............      1,025,000     $    8.625         14,000           7.75        250,000           8.25
Options exercised ..........        186,900     $     5.17             --             --             --             --
Options terminated .........        164,000     $    8.625         39,000           8.25        150,000           5.00
                                 ----------     ----------     ----------     ----------     ----------     ----------
Options outstanding,
 December 31 ...............      1,049,000     $     8.54        375,000     $     6.93     $  400,000     $     7.03
Exercisable at
  year end .................        222,000     $     8.26        371,000           6.92         30,000           5.00

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

As permitted under SFAS 123, the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                       December 31
                                      ----------------------------------------------
                                          2000             1999             1998
                                      ------------     ------------     ------------
Net Income (Loss) as reported         $  4,457,214     $  3,367,032     $ (5,547,645)
Pro Forma                                4,314,824        2,654,911       (6,139,691)

Basic EPS as reported                 $       1.00     $       0.80     $      (3.25)
Pro Forma basic EPS                   $        .96     $       0.63     $      (3.59)

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

NOTE 16 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Presented below is a summary of the changes in estimated domestic reserves of the Company:

Proved developed and undeveloped reserves                 2000                                1999                        1998
                                             ------------------------------      ------------------------------      ------------
                                              Oil (Bbl)         Gas (Mcf)         Oil (Bbl)         Gas (Mcf)          Oil (Bbl)
                                             ------------      ------------      ------------      ------------      ------------
Balance beginning of the year ..........       10,531,706        17,598,296           250,221                --         2,553,007
Production .............................         (770,007)       (1,806,764)         (504,961)         (861,261)          (12,935)
Discoveries, extensions, etc. ..........
Acquisitions of reserves in place ......               --                --        10,786,446        18,459,557                --
Sale of reserves in place
Revisions of previous estimates ........        2,250,361         4,283,034                --                --        (2,289,851)
                                             ------------      ------------      ------------      ------------      ------------
Balance end of the year ................       12,012,060        20,074,566        10,531,706        17,598,296           250,221

Capitalized cost                              2000            1999            1998
                                          ------------    ------------    ------------
 Proven oil and gas property              $ 31,318,933    $ 26,909,388    $  3,445,816
 Unproven oil and gas property               7,519,236       2,743,673              --
                                          ------------    ------------    ------------
                                            38,838,169      29,653,061       3,445,816
 Less accumulated depletion                 (9,970,686)     (4,801,051)     (3,242,711)
                                          ------------    ------------    ------------
 Net investment in oil and gas property   $ 28,867,483    $ 24,852,010    $    203,105

SFAS No. 69, "Disclosures About Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation and basis differential, in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion and alternative fuels tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the FASB and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SAFS No. 69.

Discounted future net cash flows                      2000                1999                1998
                                                 --------------      --------------      --------------
Future cash flows                                $  421,837,100      $  245,779,700      $    1,725,500
Future cost:
   Development cost                                 (28,604,800)        (24,109,700)           (440,000)
   Production cost                                 (116,726,900)       (107,662,800)           (793,700)
Future net cash flow before income
   taxes                                            276,505,400         114,007,200             491,800
Future income taxes                                  92,590,000          35,475,470             172,130
Future net cash flows                               183,915,400          78,531,730             319,670
10% annual discount for future cash flows            74,914,260          32,276,541             131,384
Standardized measure of discounted
future cash flows                                $  109,001,140      $   46,255,189      $      188,286

The principle sources of change in the standardized measure of discounted future net cash flows are as follows:

Changes in Standardized Future Cash Flows
                                                  2000                1999                1998
                                             --------------      --------------      --------------
Beginning Balance                            $   46,255,189      $      188,286      $    4,610,300
Sales of Oil and Gas, net of
    production cost                             (19,431,000)         (5,205,000)           (266,829)
Net changes in prices and
   production cost                              116,861,306        (106,869,100)         (3,738,440)
Changes in development cost                      (4,495,100)        (23,669,700)          4,841,800
Revision of previous quantity
  Estimates                                      67,613,989         219,587,322          (4,771,053)
Accreciation of discount                          4,364,766              18,800             461,030
Net change in taxes                             (56,874,370)        (35,563,340)           (172,130)
Changes in production rates,
  timing and other                              (45,313,480)         (2,232,079)           (776,392)
Standardized measure of discounted
future cash flows                            $  109,001,140      $   46,255,189      $      188,286

NOTE 17 - CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First            Second            Third           Fourth
                                        Quarter           Quarter          Quarter          Quarter
                                      ------------      ------------     ------------     ------------
2000
Sales                                 $  9,680,426      $ 13,699,489     $ 12,119,901     $ 13,567,324
Operating Income (loss)                    995,941         3,741,661        3,177,516        3,283,783
Net Income (loss)(1)(2)(3)              (1,121,797)        2,813,691          772,018        1,993,302
Diluted earning per
 common share:
 Net Income (loss)(1)(2)(3)                  (0.26)             0.64              .07              .47

1999
Sales                                 $    353,102      $  8,695,456     $  9,633,912     $ 10,455,340
Operating Income (loss)                   (502,994)        1,596,964        2,126,456        1,867,705
Net Income (loss)                       (1,132,542)        1,254,540        1,409,032        1,836,002
Diluted earning per
 common share:
 Net Income (loss)                           (0.36)             0.30             0.31             0.50

(1) The first quarter net income and earnings per share data has been restated (from previously reported results) to reflect the cumulative effect of the change in accounting for inventory of $853,110 as of January 1, 2000.

(2) The third quarter net earnings and earnings per share data include the impact of the loss on the sale of the Company's Canadian subsidiary of $991,439.

(3) The operating income, net income and earnings per share data for the first three quarters have been restated from previously reported amounts to reflect certain fourth quarter adjustments attributable to the first three quarters of 2000.

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

                    Greka Energy Corporation and subsidiaries
                 Schedule II - Valuation and qualifying accounts
               For Each of the Three Years Ended December 31, 2000

               Balance at     Charged to     Charged to                        Balance
               Beginning of   costs and      other                             at End of
 Year          Period         expenses       accounts          Deductions      Period
 ----          ----------     ----------     ----------        ----------      ----------
 2000          $1,343,852        153,457     $  363,251        $  827,144
 1999          $   74,000             --      1,269,852(a)             --       1,343,852
 1998              74,092             --             --               (92)         74,000

(a) Amount represents the reserve for doubtful accounts of Saba Petroleum Company, which was acquired on March 24, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREKA ENERGY CORPORATION

Dated: May 9, 2001                  By: /s/ Randeep S. Grewal
                                       ----------------------------------------
                                       Randeep S. Grewal, Chairman of the Board
                                       and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                   Date
/s/ Randeep S. Grewal
------------------------
Randeep S. Grewal            Chairman of the Board of                  May 9, 2001
                             Directors and Chief
                             Executive Officer
                             (Principal Executive
                             Officer, Financial Officer
                             and Accounting Officer)

/s/ Jan F. Holtrop
------------------------
Dr. Jan F. Holtrop           Director                                  May 9, 2001

/s/ George C. Andrews
------------------------
George C. Andrews            Director                                  May 9, 2001

/s/ Dai Vaughan
------------------------
Dai Vaughan                  Director                                  May 9, 2001

/s/ Kenton D. Miller
------------------------
Kenton D. Miller             Director                                  May 9, 2001

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

10.11             Stock Exchange Agreement dated November 23, 1998 among
                  Horizontal Ventures and the Shareholders of Saba Acquisub,
                  Inc. (filed as Exhibit 10.85 to the GREKA Energy Report on
                  Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.12             Agreement to Amend Common stock Purchase Agreement dated
                  December 3, 1998 between Saba and Horizontal Ventures (filed as Exhibit 10.84 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

10.15             Exchange Agreement between GREKA and RGC International
                  Investors (filed as Exhibit 10.87 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.16 Secured Convertible Promissory Note (filed as Exhibit 10.88 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

10.30             First Amendment To First Amended And Restated Loan And
                  Security Agreement dated February 22, 2001 by and among GMAC
                  Commercial Credit LLC, Greka Integrated, Inc., Saba Realty,
                  Inc. and Santa Maria Refining Company (filed as Exhibit 10.30 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein

10.31             Loan Agreement dated as of March 1, 2001 among Greka AM, Inc.
                  as borrower, the Company as guarantor, and the Bank of Texas, National Association (filed as Exhibit 10.31 to the GREKA
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000 and incorporated by reference herein

21.1              Subsidiaries of GREKA (filed as Exhibit 21.1 to the GREKA
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000 and incorporated by reference herein

23.1              Consent of Arthur Andersen LLP*

23.2              Consent of Netherland, Sewell & Associates, Inc.*

99.9              Preferability letter of Arthur Andersen LLP (filed as Exhibit
                  99.9 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein

* Filed herewith.