Form 10-Q
period 2001-03-31
GREKA ENERGY CORP
filed 2001-08-03
CIK 840402

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  X Yes     No
                      ---     ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 20, 2001, GREKA had 4,559,917 shares of Common Stock, no par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION .............................................3

Item 1.  Financial Statements...............................................3

   Condensed Consolidated Balance Sheets as of March 31, 2001
     (Unaudited) and December 31, 2000 .....................................3
   Condensed Consolidated Statements of Operations for the
      Three Month Periods Ended March 31, 2001 and 2000 (Unaudited).........4
   Condensed Consolidated Statements of Cash Flows for the
      Three Month Periods Ended March 31, 2001 and 2000 (Unaudited).........5
   Notes to Condensed Consolidated Financial Statements (Unaudited).........6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation...................................... 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................13

Item 2.  Changes in Securities and Use of Proceeds.........................14

Item 3.  Defaults Upon Senior Securities...................................14

Item 4.  Submission of Matters to a Vote of Security Holders...............14

Item 5.  Other Information.................................................14

Item 6.  Exhibits and Reports on Form 8-K..................................14

SIGNATURE..................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              FOR THE PERIODS ENDED

                                     ASSETS

                                                                     March 31,            December 31,
                                                                       2001                  2000
                                                                   -------------         -------------
                                                                    (Unaudited)
Current Assets

Cash and Cash Equivalents                                          $   2,489,921         $   4,837,699
Accounts receivable trade, net
     of allowance for doubtful accounts of
     $983,472 (2000) and $938,472 (2001)                               6,150,389             5,951,051
Inventories                                                            5,926,107             3,814,992
Other Current assets                                                   1,463,048             5,160,062
                                                                   -------------         -------------
                  Total Current Assets                                16,029,465            19,763,804
Property and Equipment
     Investment in limestone property, at cost                         3,942,552             3,675,973
     Oil and gas properties (full cost method)                        42,500,372            38,838,169
     Land                                                             17,247,744            17,247,744
     Plant and equipment                                              28,336,017            27,398,506
                                                                   -------------         -------------
                                                                      92,026,685            87,160,392
     Less accumulated depletion, depreciation and
     amortization                                                    (10,702,766)           (9,978,770)
                                                                   -------------         -------------
         Property and Equipment, net                                  81,323,919            77,181,622

Other Assets                                                           4,113,484             1,867,859
                                                                   -------------         -------------
                  Total Assets                                     $ 101,466,868         $  98,813,285
                                                                   =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                              $   9,469,095         $  13,742,245
Current maturities of long term notes and notes payable                7,205,433             8,580,110
Short term borrowing                                                      42,000               105,000
                                                                   -------------         -------------
                  Total Current Liabilities                           16,716,528            22,427,355

Long Term debt, net of current Portion                                35,538,446            28,206,771

Other Liabilities                                                      7,935,140             7,967,941
Stockholder's Equity
         Common Stock, no par value, 50,000,000
                  Shares authorized and issued 4,549,058
                  March 2001) and 4,523,273 (December 2000)           42,591,940            42,544,542
         Accumulated deficit                                          (1,315,186)           (2,333,324)
                                                                   -------------         -------------
         Total Stockholders' Equity                                   41,276,754            40,211,218
                                                                   -------------         -------------
                                                                   $ 101,466,868         $  98,813,285
                                                                   =============         =============

The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                    UNAUDITED


                                                                      2001                2000
                                                                   -----------         -----------
Revenues                                                           $ 6,989,830         $ 9,680,426
                  Total Revenues                                     6,989,830           9,680,426
Expenses
         Production costs                                            2,908,711           5,374,899
         General and Administrative                                  2,131,900           1,429,301
         Depletion, depreciation and amortization                      709,187           1,173,170
         Other Expense                                                      --             707,115
                                                                   -----------         -----------
                  Total Expenses                                     5,749,798           8,684,485

Operating Income (loss)                                              1,240,032             995,941

Other Income (Expense)
         Miscellaneous Income                                          680,323                  --
         Interest expense                                             (884,949)         (1,197,585)
                                                                   -----------         -----------
Income (Loss) before Income Tax and cumulative effect of             1,035,406            (201,644)
change in accounting method

Provision for Income Tax                                               (17,268)            (67,044)
                                                                   -----------         -----------
Income before cumulative effect of change in accounting
         method                                                      1,018,138            (268,688)
Cumulative effect of change in accounting                                   --            (853,109)
                                                                   -----------         -----------
Net Income (Loss)                                                    1,018,138          (1,121,797)
                                                                   ===========         ===========
Net Income (Loss) per Common Share - Basic

         Before cumulative effect of a change in accounting
         method                                                    $      0.22               (0.07)
         Cumulative effect of a change in accounting method                 --                (.19)
         Net Income (Loss)                                         $      0.22               (0.26)
                                                                   ===========         ===========

         Basic Shares                                                4,539,605           4,339,940

Net Income (Loss) per Common Share - Diluted

         Before cumulative effect of a change in accounting
         method                                                    $      0.21         $     (0.07)
         Cumulative effect of a change in accounting method                 --                (.19)
         Net Income (Loss)                                         $      0.21               (0.26)
                                                                   ===========         ===========

         Diluted Shares                                              4,925,459           4,339,940


The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                   (UNAUDITED)


                                                            2001                 2000
                                                        ------------         ------------
Cash flows from Operating Activities

        Net Income (Loss)                               $  1,018,138         $ (1,121,797)
        Adjustments to reconcile net loss
          Net cash used in operating activities:

        Depletion, depreciation and
          Amortization                                       709,187            1,173,170
          Change in Accounting Policy                             --              853,109

        Changes in:
        Accounts receivable                                 (199,400)             908,202
        Inventories                                       (2,111,185)          (3,193,074)
        Other current assets                               2,616,536              (24,000)
        Other assets                                      (2,248,627)             193,442
        Accounts payable and accrued
           liabilities                                    (2,164,116)           1,707,198
                                                        ------------         ------------

                  Net Cash Provided (Used)
                   in Operating Activities                (2,379,467)             496,250

Cash Flows from Investing Activities

        Expenditures for property and equipment           (5,354,709)            (245,932)
                                                        ------------         ------------
        Net Cash Provided by (Used In)
           Investing Activities                           (5,354,709)            (245,932)
                                                        ------------         ------------
Cash Flows from Financing Activities

        Proceeds from notes payable and
           long-term debt                                 12,957,530
        Principal payments on notes
           payable and long-term debt                     (7,798,007)            (253,864)
        Proceeds from exercise of stock options              112,875                   --
        Proceeds from conversion of debentures               114,000
                                                        ------------         ------------
Net Cash Provided (Used) by Financing
        Activities                                         5,386,398             (253,864)
                                                        ------------         ------------
Net Increase (Decrease) in Cash and
        Cash Equivalents                                  (2,347,778)              (3,566)
Cash and Cash Equivalents at Beginning
        of Period                                          4,837,699               97,319
                                                        ------------         ------------
Cash and Cash Equivalents at End of Period              $  2,489,921         $     93,753
                                                        ============         ============


The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2000, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 2001, and the consolidated results of operations for the three month periods ended March 31, 2001 and 2000, and the consolidated cash flows for the three month periods ended March 31, 2001 and 2000.

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

Business Segments

         The Company's operations are in three industry segments: Integrated Operations (California asphalt plant and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three month period ended March 31, 2001, is as follows:


Three Months
Ended March 31, 2001              Integrated        E&P         Corporate
(in thousands)                    Operations      Americas      and other         Total
------------------------------    ----------      --------      ---------       ---------
Oil and Gas Revenue                $  2,474       $  3,378      $  (2,474)      $   3,378
Asphalt Plant Revenue                 3,611                                         3,611
Total Revenue                         6,085          3,378         (2,474)          6,989
Oil Production Costs                    558            942           (558)            942
Asphalt Plant Costs                   3,882                        (1,916)          1,966
Gross Profit                          1,645          2,436                          4,081
Other Expenses                          525            432          1,174           2,131
DD&A Expenses                           368            342                            710
Miscellaneous Income                                   680                            680

Interest and other
     expenses                           575            255             55             885

Net income (loss) before Taxes          177          2,087         (1,229)          1,035
Provision for Taxes                                                    17             (17)
Net income (loss)                  $    177       $  2,087       $ (1,246)      $   1,018
                                   ========       ========       ========       =========

Capital Expenditures                  2,127          2,961            267           5,355

Identifiable Assets                  67,972         23,287         10,208         101,467

Three Months                            Integrated        E&P           E&P        Corp &
Ended March 31, 2000                    Operations      Americas       Int'l       Other           Total
--------------------------------        ----------      --------      ------      -------         -------
Total Oil and Gas Revenue                 $1,951         $2,827         $253      $(1,895)         $3,136
Asphalt Plant Revenue                      6,544                                                    6,544
                                         -------        -------       ------      -------         -------
Total Revenue                              8,495          2,827          253       (1,895)          9,680
                                         -------        -------       ------      -------         -------

Production Costs                             704            740           56                        1,500
Asphalt Plant Costs                        5,769                                   (1,895)          3,874
Gross Profit                               2,022          2,087          197             0          4,306
Other Expenses                               746            398           47           239          1,430
Other Expense                                707                                                      707
DD&A Expenses                                706            414           53                        1,173
Interest and other
   (expenses) income                         677             84           14           422          1,197
Loss in Accounting due to change             853                                                      853
Provision for Taxes                                                                     67             67
                                         -------        -------       ------      -------         -------
Net Income (Loss)                        $(1,667)        $1,191          $83        $(728)        $(1,121)
                                         =======        =======       ======      =======         =======

Capital Expenditures                        $834           $192         $303           $0          $1,329
Identifiable Assets                      $59,713        $18,832       $8,270          $92         $86,908
                                         =======        =======       ======      =======         =======

NOTE 2 - NET INCOME PER SHARE

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

                                      Three Months Ended
                                           March 31,
                                   --------------------------
                                      2001           2000
                                   ----------     -----------
Basic Earnings
  Net Income to Common Shares      $1,018,138     $(1,121,797)
                                   ----------     -----------
Net Income for Diluted Shares      $1,018,138     $(1,121,797)
                                   ==========     ===========

Weighted Average Outstanding        4,539,605       4,339,940

Additional Dilutive Securities
Options and warrants                  385,854               0
Total Weighted Average Shares
Outstanding and Diluted
   Securities                       4,925,459       4,339,940
                                   ==========     ===========

Basic EPS                          $     0.22     $     (0.26)
                                   ==========     ===========

Diluted EPS                        $     0.21     $     (0.26)
                                   ==========     ===========


The Company's convertible debt was anti-dilutive for the periods ending March 31, 2001 and March 31, 2000. All options at March 31, 2000 were also anti-dilutive due to the Company's net loss.

NOTE 3 - INVENTORY

         Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at March 31, 2001:

Raw Material ........................$1,153,256
Finished goods....................... 4,772,851
                                     ----------
   Total ............................$5,926,107
                                     ==========

NOTE 4 - STATEMENT OF CASH FLOWS

         Following is certain supplemental information regarding cash flows for the three month periods ended March 31, 2001 and 2000:

                                             2001                  2000
                                          -----------          ------------
          Interest paid                   $   863,290          $  1,103,169
          Income taxes paid               $        --                    --
          Change in accounts
            payable, plant and
            equipment                       1,221,535                    --


NOTE 5 - CONTINGENCIES

         In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property, never produced any oil or gas from the property and was not associated with the site and the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through March 31, 2001, the Company has remediated 22 of 72 wells and related facilities on the property for a cost of $1,194,000. This amount is recorded as a long-term receivable, as the Company believes it is probably that such amount that will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

         GREKA's subsidiary owns an asphalt plant in Santa Maria, California, with which environmental remediation obligations are associated. The party who sold the asphalt plant to the Company's subsidiary performs all environmental obligations that arose during and as a result of its operations of the plant prior to the acquisition. There could be additional environmental issues which may require material remediation efforts in the future.

         GREKA's subsidiaries, as is customary in the industry, are required to plug and abandon wells and remediate facility sites on their properties after production operations are completed. The cost of such operation may be significant and will occur, from time to time, as properties are abandoned. The Company is accruing on an annual basis a provision covering estimated costs relating to the abandonment of those properties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     GREKA's predecessor was formed in 1988 and commenced oil and gas operations in 1992 as Petro Union, Inc. Current management acquired control of Petro Union in August 1997 and re-directed the company's operations to the present strategy.

Following the acquisition of Saba Petroleum Company in March of 1999, the company changed its name to GREKA Energy Corporation.

     We are an independent integrated energy company focused on exploiting oil and gas production, exploration and development activities. In addition to owning and operating an asphalt plant in California, we have oil and gas production, exploration and development activities in North America and the Far East, with primary areas of activity in California, Louisiana and China. We operate over 90% of our reserves with working interests varying from 75% to 100% in most of the fields. The asphalt plant and all the heavy oil fields in the Santa Maria Valley, California are wholly owned and the integration of operations of these assets reduces our exposure to commodity price swings due to the relative stability of asphalt prices. In addition, we have production sharing contracts in China and Indonesia.

     Our asphalt plant ran at approximately 9,000 Bbls per day of throughput as recently as 1992. We expect that our plant can attain its rated capacity of 10,000 Bbls per day of throughput. For the year ended December 31, 2000, we utilized approximately 33% of this rated capacity. As a result of the under-utilization of our plant's capacity, as well as favorable economics attributable to increased equity throughput at the plant, we are the logical buyer of heavy oil reserves in the central California region.

     During 2000, we were able to substantially increase natural gas production at our Louisiana Fields as a result of our well reworking program. During 2001, we plan to spend approximately $14 million on E&P Americas' properties to further develop our oil and gas position in Louisiana. We intend to continue to exploit and develop other existing low-cost, low-risk proved reserves we own. In addition, we will seek to acquire similar properties.

     In 2001, we plan to spend $3 million to drill five wells to prove reserves in connection with our production sharing contract with the China United Coalbed Methane Corporation Ltd. The Chinese Ministry of Foreign Trade and Economic Cooperation approved this contract in which we have a 49% working interest and that covers a total area of 380,534 acres. The 30-year contract provides that we as operator will drill at least five coalbed methane wells over a three-year term. Two production test wells have been drilled and both were successful. We will continue to look for high potential international prospects in areas with attractive terms that do not require significant capital commitments by us.

     During 1999 and 2000, our capital expenditures on oil and gas activities totaled approximately $2,092,000 and $13,602,000, respectively. The discretionary capital expenditures are budgeted to be $30,000,000 during 2001. Such spending, however, is dependent upon market conditions, progress drilling results, and financing of which there can be no assurance.

     We use the full cost method of accounting for oil and natural gas property acquisition, exploration and development activities. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and natural gas reserves are capitalized. Capitalized costs included lease acquisitions, geological and geophysical work, delayed rentals and the costs of drilling, completing and equipping oil and gas wells. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

Cautionary Information About Forward-Looking Statements

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

* the benefits expected to result from GREKA's 1999 acquisition of Saba discussed below, including

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

Long-Term Potential

         Management believes that the results of operations for the three month period ended March 31, 2001 and cash flows of GREKA reported herein are not reasonably indicative of the expected future quarterly results of operations and cash flows of GREKA, since the results of operations of the Company's asphalt plant are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2001 and 2000

         Revenues decreased from $9,680,426 for the first quarter of 2000 to $6,989,830 for the first quarter of 2001 primarily as a result of a decrease in the net barrels of oil equivalent (BOE) of 18,000 (12.6%) sold, which was partially offset by an increase in the price received per BOE of $6.18 (31.2%) The asphalt refining facility experienced a decrease in revenue of $2,881,773 (44%) due to a shut-down for regularly scheduled maintenance for approximately six weeks and a weak demand for asphalt in the Company's market due to inclement weather.

         Production and product costs decreased from $5,374,899 for the first quarter of 2000 to $2,908,711 for the first quarter of 2001 primarily as a result of reduced crude oil purchases for the Company's asphalt plant due to the scheduled shut down. Production cost per BOE dropped from $11.67 in the first quarter of 2000 to $8.57 in 2001. Also during the first quarter of 2001, the Company revised its estimate of remediation costs on certain oil and gas wells pursuant to a joint interest audit performed by the other working interest owners. This resulted in a reversal of $110,000 accrued liability net to the Company with an offset to reduced production expenses for the period.

         General and administrative expenses increased from $1,429,301 for the first quarter of 2000 to $2,131,900 for the first quarter of 2001 primarily as a result of increased headcount and increased legal and audit expenses. The headcount increases were attributable to expanded in-house operations that in prior periods were contracted out. Legal expenses increased due to several lawsuits in connection with the Saba acquisition.

         The Company's operating income increased from $995,941 in the first quarter of 2000 to $1,240,032 in the first quarter of 2001 primarily as a result of the reduced production costs and reduced DD and A.

         Miscellaneous income of $680,323 as of March 31, 2001 consists primarily of recognition of additional income and accrued interest on a proposed settlement of Manilla Village litigation. Currently litigating parties have agreed in principle on the amounts and are in process of devising acceptable settlement procedures.

         Depreciation, depletion and amortization decreased from $1,173,170 for the first quarter of 2000 to $709,187 for the first quarter of 2001 primarily as a result of a lower depletion rate. The reduction of the rate results from a lower production due to the turnaround program at the Integrated Operations Division, as well as a lower rate per equivalent based on production due to upward revisions of reserves estimates.

         Interest expense decreased from $1,197,585 for the first quarter of 2000 to $884,947 for the first quarter of 2001 primarily as a result of slightly lower, overall interest rates.

         Net income increased from a loss of $1,121,797 for the first quarter of 2000 to $1,018,138 for the first quarter of 2001. The 2000 first quarter was negatively impacted by the non recurring, non-cash charges for a change in accounting practice.

Liquidity and Capital Resources

         The working capital deficit at March 31, 2001 of $687,063 increased by $1,976,488 from a working capital deficit of $2,663,551 at December 31, 2000. Current assets decreased $3,734,339 from $19,763,804 at December 31, 2000 to $16,029,465 at March 31, 2001 which includes an decrease of $2,347,778 in cash and cash equivalents from $4,837,699 at December 31, 2000 to $2,489,921 at March 31, 2001 primarily as a result normal cyclical variance in cash inflow produced by operating activities. Operating activities at the integrated subsidiary results in higher net cash flow in the fourth quarter when compared to the first quarter. Approximately $5,926,107 of asphalt plant raw material and finished product inventory resulted from asphalt plant operations. Current liabilities decreased from $22,427,355 at December 31, 2000 to $16,716,528 at March 31, 2001, a decrease of $5,863,582 principally as a result a concerted effort on Company management to reduce aged payables outstanding at year end.

Cash Flows

     Cash provided by or used in operations changed from an inflow of $496,250 for the three months ended March 31, 2000 to an outflow of $2,379,467 for the three months ended March 31, 2001. Net income for the period, adjusted for non-cash charges, provided $1,727,325 of cash inflow.

     The Company's net cash flows used in investing activities increased from a net outflow of $245,932 for the three months ended March 31, 2000 to a net outflow of $5,354,709 for the three months ended March 31, 2001. This change was primarily attributable to increased activity by the Company in its well workover program.

     The Company's net cash used in financing activities was $253,864 for the three months ended March 31, 2000 compared to net cash provided by financing activities of $5,386,398 for the three months ended March 31, 2001.

Capital Expenditures

         Our growth is focused on acquisitions that are strategic and in accordance with our business plan. It is intended that these acquisitions will be achieved concurrent with the closing of adequate financing. Historically, we have relied on cash flow from operations to finance discretionary capital expenditures. For 2001, we have budgeted $30,000,000 for our capital expenditure expenses to be funded by our cash flow and current credit facility. Almost all the capital expenditures are discretionary and we intend to implement our capital programs in the third and fourth quarters to capitalize on the increased cash flows from the seasonality in asphalt sales.

         The Company is current on all its interest payments, and has sufficient cash flow for all of its operating and foreseen capital requirements.

Financing and Debt Restructuring Activities

     Outstanding debt and the Company's plans for payment or restructuring:

         * In February 2001, GREKA paid its 15% convertible senior subordinated debentures in the principal amount of $1 million and the security interest in limestone deposits was released.

         * In February 2001, the credit facility with GMAC was increased for a third time. The transaction provides additional financing of up to $46 million by increasing the principal amount of the term loan from $25 million to $36 million, and $10 million for working capital. Modifications to the terms of the credit agreement include the extension of the credit facility to a term through November 30, 2005.

         * In March 2001, GREKA's subsidiary entered into a credit and guarantee agreement with the Bank of Texas, N.A. ("Bank of Texas"). The agreement provides that GREKA's subsidiary may borrow up to $75 million. GREKA closed a revolving credit line of $16 million with an initial advance of $13.2 million against the line secured by GREKA's subsidiary's interest in certain North American oil and gas properties. A portion of the proceeds were used to reduce the current debt of GREKA, which payment resulted in the complete elimination of all obligations owed to CIBC.

Inflation

         GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

           To some extent, at March 31, 2001, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The following material developments occurred during the quarter ended March 31, 2001 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000:

         J.K. Petroleum, Inc. v. Saba Petroleum, Inc. and Greka Energy Corporation (Case No. 00CC15589, Orange County California Superior court, December 2000). J.K. Petroleum, Inc. brought suit against GRKEA and Saba Petroleum, Inc. seeking a declaratory judgment of the parties' rights and obligations under various alleged contracts. The complaint alleges claims for breach of contract, specific performance, breach of fiduciary duty, breach of covenant of good faith and fair dealing, account stated, imposition of constructive trust, accounting, money had and received, and preliminary and permanent injunction. J.K. Petroleum seeks compensatory damages in the amount of $1,906,720.80 and unspecified exemplary damages. Saba Petroleum, Inc. has filed an answer to the complaint but GRKEA has filed a motion to quash the service of summons on it for lack of personal jurisdiction. While Saba Petroleum, Inc. plans to vigorously defend all claims asserted by J.K. Petroleum, the litigation is in the preliminary discovery stages.

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

Item 2.  Changes in Securities and Use of Proceeds.

         During January 2001, the Company issued a 5% stock dividend to its shareholders of record at close of market on December 31, 2000, increasing the total number of shares outstanding by 215,394.

Item 3.  Defaults Upon Senior Securities.

         The information required by this Item is incorporated herein by reference to the discussion in Part I Item 1 of the Company's Form 10-K/A for the year ended December 31, 2000 under the subheading "Financing and Debt Restructuring Activities" at page 8.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         During the quarter for which this report is filed, GREKA filed no Reports on Form 8-K.




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GREKA ENERGY CORPORATION

Date: August 2, 2001        By: /s/ Randeep S. Grewal
                               -------------------------------
                               Randeep S. Grewal, Chairman and
                               Chief Executive Officer


Date: August 2, 2001        By: /s/ Max Elghandour
                               -------------------------------
                               Max Elghandour,
                               Chief Financial Officer