Form 10-Q
period 2001-06-30
GREKA ENERGY CORP
filed 2001-08-20
CIK 840402

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________

                  Commission file number 0-20760

                            GREKA Energy Corporation
             (Exact name of registrant as specified in its charter)

           COLORADO                                      84-1091986
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No)

                          630 Fifth Avenue, Suite 1501
                            New York, New York 10111
                                 (212) 218-4680
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 14, 2001, GREKA had 4,602,074 shares of Common Stock, no par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                                                     Page
PART I - FINANCIAL INFORMATION.........................................................................3
Item 1.  Financial Statements..........................................................................3
   Condensed Consolidated Balance Sheets as of June 30, 2001
     (Unaudited) and December 31, 2000 ................................................................3
   Condensed Consolidated Statements of Operations for the Six and
      Three Month Periods Ended June 30, 2001 and 2000 (Unaudited).....................................4
   Condensed Consolidated Statements of Cash Flows for the
      Six Month Periods Ended June 30, 2001 and 2000 (Unaudited).......................................5
   Notes to Condensed Consolidated Financial Statements (Unaudited)....................................6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation.................................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................15
Item 2.  Changes in Securities and Use of Proceeds....................................................15
Item 3.  Defaults Upon Senior Securities..............................................................15
Item 4.  Submission of Matters to a Vote of Security Holders..........................................15
Item 5.  Other Information............................................................................15
Item 6.  Exhibits and Reports on Form 8-K.............................................................16
SIGNATURE.............................................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              FOR THE PERIODS ENDED

                                                                         June 30,            December 31,
                                                                           2001                  2000
                                                                       -------------         -------------
                                                                        (Unaudited)
Current Assets
                                                                       -------------         -------------

        Cash and cash equivalents .............................        $     311,970         $   4,837,699
        Accounts receivable trade, net of allowance for
          doubtful accounts of $938,472 (2001)
          and $827,144 (2000) .................................            7,022,334             5,951,051
        Inventories ...........................................            6,233,485             3,814,992
        Other current assets ..................................            1,654,902             5,160,062
                                                                       -------------         -------------
                 Total Current Assets .........................           15,222,691            19,763,804
                                                                       -------------         -------------
Property and Equipment

        Investment in limestone property, at cost .............            3,991,788             3,675,973
        Oil and gas properties (full cost method) .............           49,320,203            38,838,169
        Land ..................................................           17,247,744            17,247,744
        Plant and equipment ...................................           28,321,718            27,398,506
                                                                       -------------         -------------
                                                                          98,881,453            87,160,392
        Less accumulated depreciation, depletion and
          amortization ........................................          (11,767,838)           (9,978,770)
                                                                       -------------         -------------
Property and Equipment, net ...................................           87,113,615            77,181,622
Other Assets ..................................................            3,560,103             1,867,859
                                                                       -------------         -------------
                                                                         105,896,409         $  98,813,285
                                                                       =============         =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities                                                         2001                 2000
                                                                       -------------         -------------

        Accounts payable and accrued expenses .................           12,107,911         $  13,742,245
        Current maturities of long term notes and notes payable            7,647,340             8,580,110
        Short term borrowing ..................................                   --               105,000
                                                                       -------------         -------------
                 Total Current Liabilities ....................           19,755,251            22,427,355

Long term debt, net of current portion ........................           34,991,399            28,206,771

Other Liabilities .............................................            7,772,245             7,967,941


Stockholders' Equity

        Common Stock, no par value, 50,000,000 shares
          authorized, 4,559,613 (2001) 4,523,273 (2000)
          shares issued and outstanding .......................           42,850,315            42,544,542
        Accumulated earnings (deficit) ........................              527,199            (2,333,324)
                                                                       -------------         -------------

        Total Stockholders' Equity ............................           43,377,514            40,211,218
                                                                       -------------         -------------
                                                                       $ 105,896,409         $  98,813,285
                                                                       =============         =============



   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30
                                    UNAUDITED

                                                         Six Months Ended June 30,                Three Months Ended June 30,
                                                     ---------------------------------         ---------------------------------
                                                         2001                 2000                 2001                 2000
                                                     ------------         ------------         ------------         ------------
Revenues

                  Total Revenues ............        $ 18,612,722         $ 23,379,915         $ 11,622,892         $ 13,699,489

Expenses
        Production costs ....................           8,509,523           12,343,503            5,600,811            6,968,604
        General and administrative ..........           4,128,426            3,174,534            1,996,528            1,745,233
        Profit sharing plan .................             300,000              187,988              300,000              187,988
        Depletion, depreciation and
           Amortization .....................           1,789,069            1,865,425            1,079,881              692,255
        Other non-cash expense ..............                  --            1,070,863                   --              363,748
                                                     ------------         ------------         ------------         ------------
                  Total Expenses ............          14,727,018           18,642,313            8,977,220            9,957,828

Operating Income ............................           3,885,704            4,737,602            2,645,672            3,741,661

Other Income (Expense)
        Miscellaneous Income ................             893,362                   --              213,039                   --

        Interest (expense) ..................          (1,889,983)          (2,027,414)          (1,005,034)            (829,829)
                                                     ------------         ------------         ------------         ------------
                  Other Income (Expense), Net            (996,621)          (2,027,414)            (791,995)            (829,829)

Income before Income Tax and cumulative
    effect of change in accounting method ...           2,889,082            2,710,188            1,853,676            2,911,832

Provision for Income Tax ....................             (57,782)            (165,185)             (40,514)             (98,141)

Income before cumulative effect of change
    in accounting method ....................           2,831,300            2,545,003            1,813,162            2,813,691

Cumulative effect of change in accounting ...                  --             (853,109)                  --                   --
                                                     ------------         ------------         ------------         ------------

Net Income ..................................        $  2,831,300         $  1,691,894         $  1,813,162         $  2,813,691
                                                     ============         ============         ============         ============

Net Income  per Common Share - Basic


     Before cumulative effect of a change in
       accounting method ....................        $       0.62         $       0.59         $       0.40         $       0.65

     Cumulative effect of a change in
       accounting method ....................                  --         $      (0.20)                  --                   --

     Net Income .............................        $       0.62         $       0.39         $       0.40         $       0.65
                                                     ============         ============         ============         ============

    Basic Shares ............................           4,540,266            4,339,940            4,546,613            4,339,940
                                                     ============         ============         ============         ============
Net Income  per Common Share - Diluted


     Before cumulative effect of a change in
       accounting method ....................        $       0.58         $       0.57         $       0.37         $       0.64

     Cumulative effect of a change in
       accounting method ....................                  --         $      (0.19)                  --                   --

     Net Income .............................        $       0.58         $       0.38         $       0.37         $       0.64
                                                     ============         ============         ============         ============

    Diluted Shares ..........................           4,887,325            4,443,366            4,855,047            4,414,449
                                                     ============         ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTH PERIODS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                2001                 2000
                                                            ------------         ------------
Cash flows from Operating Activities

        Net Income .................................        $  2,831,300         $  1,691,894
        Adjustments to reconcile net
           income to net cash provided by (used for)
           operating activities
        Depletion, depreciation and
        Amortization ...............................           1,789,068            1,865,425
        Loss Due to Accounting Change ..............                  --              853,109

        Changes in:

        Accounts receivable ........................          (1,071,283)          (1,762,973)
        Other current assets .......................           3,505,160              787,907
        Other assets ...............................          (1,692,244)            (404,545)
        Inventory ..................................          (2,418,493)            (130,607)
        Accounts payable and accrued
           Liabilities .............................          (1,935,030)             251,392
                                                            ------------         ------------
                  Net Cash Provided
                   in Operating Activities .........           1,008,478            3,151,602

Cash Flows from Investing Activities

        Expenditures for property and equipment ....         (11,721,106)            (913,451)
        Proceeds from sale of property .............                  --              120,000
                                                            ------------         ------------
        Net Cash Used in
           investing Activities ....................         (11,721,106)            (793,451)
                                                            ------------         ------------
Cash Flows from Financing Activities

        Proceeds from notes payable and
           long-term debt ..........................          13,269,530            3,904,617
        Principal payments on notes
           payable and long-term debt ..............         (10,343,007)          (5,381,696)
        Net increase in revolver loan ..............           2,935,043              335,560
        Proceeds from Conversion of debenture ......              50,000                   --
        Proceeds from exercise of stock options ....             275,333                   --
                                                            ------------         ------------
Net Cash Provided (Used) by Financing
        activities .................................           6,186,899           (1,141,519)
                                                            ------------         ------------
Net Increase (Decrease) in Cash and
        Cash Equivalents ...........................          (4,525,729)           1,216,632
Cash and Cash Equivalents at Beginning
        of Period ..................................           4,837,699               97,319
                                                            ------------         ------------
Cash and Cash Equivalents at End of Period .........        $    311,970         $  1,313,951
                                                            ============         ============


   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2000, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 2001, and the consolidated results of operations for the six and three month periods ended June 30, 2001 and 2000, and the consolidated cash flows for the six month periods ended June 30, 2001 and 2000.

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

Business Segments

         The Company's operations are in three industry segments: Integrated Operations (California asphalt plant and E&P), E&P Americas, and E&P International. Information about the Company's operation by segment as of and for the three and six month periods ended June 30, 2001 and 2000, is as follows:

Three Months
Ended June 30, 2001                 Integrated        E&P          Corporate
(in thousands)                      Operations      Americas       and other         Total
------------------------------      ----------      --------       ---------        -------
Oil and Gas Revenue ..........        $ 2,788        $ 5,068        $(2,788)        $ 5,068
Asphalt Plant Revenue ........          6,554             --             --           6,554
Total Revenue ................          9,342          5,068         (2,788)         11,622
Oil Production Costs .........            694          1,223           (694)          1,223
Asphalt Plant Costs ..........          6,473             --         (2,094)          4,379
Gross Profit .................          2,175          3,845             --           6,020
Other Expenses ...............            470            537          1,290           2,297
DD&A Expenses ................            454            625             --           1,079
Miscellaneous Income .........             --            213             --             213
Interest and other expenses ..            608            291            105           1,004
Net income (loss) before Taxes            643          2,605         (1,395)          1,853
Provision for Taxes ..........             --             --             41              41
Net income (loss) ............        $   643        $ 2,605         (1,436)        $ 1,812
                                      =======        =======        =======         =======
Capital Expenditures .........        $   717        $ 5,649             --         $ 6,366

Six Months
Ended June 30, 2001                      Integrated          E&P            Corporate
(in thousands)                           Operations        Americas         and other           Total
----------------------------------       ----------        --------         ---------         ---------
Oil and Gas Revenue ..............        $   5,262        $   8,446        $  (5,262)        $   8,446
Asphalt Plant Revenue ............           10,167               --               --            10,167
Total Revenue ....................           15,429            8,446           (5,262)           18,613
Oil Production Costs .............            1,252            2,165           (1,252)            2,165
Asphalt Plant Costs ..............           10,354               --           (4,010)            6,344
Gross Profit .....................            3,823            6,281               --            10,104
Other Expenses ...................              995              969            2,464             4,428
DD&A Expenses ....................              822              967               --             1,789
Miscellaneous Income .............               --              893               --               893
Interest and other income expenses            1,184              546              160             1,890
Net income (loss) before Taxes ...              822            4,692           (2,625)            2,890
Provision for Taxes ..............               --               --               58                58
Net income (loss) ................        $     822        $   4,692        $  (2,682)        $   2,832
                                          =========        =========        =========         =========
Capital Expenditures .............        $   3,111        $   8,610               --         $  11,721

Identifiable Assets ..............        $  62,761        $  27,972        $  15,163         $ 105,896


Three Months                   Integrated        E&P             E&P          Corporate
Ended June 30, 2000            Operations      Americas      International    and other         Total
-------------------------      ----------      --------      -------------    ---------        -------
Total Oil and Gas Revenue        $ 2,205        $ 3,428         $   170        $(2,262)        $ 3,541
Refinery Revenue ........         10,158              0               0              0          10,158
Total Revenue ...........         12,363          3,428             170         (2,262)         13,699
Production Costs ........            667            979              28              0           1,674
Refinery Costs ..........          7,556              0               0         (2,262)          5,294
Gross Profit ............          4,140          2,449             142              0           6,731
Other Expenses ..........            420            472              58            795           1,745
Net Profit Sharing Plan .              0              0               0            188             188
DD&A Expenses ...........            299            369              24              0             692
Other Expense ...........            364              0               0              0             364
EBITDA ..................          3,720          1,977              84           (983)          4,798
EBIT ....................          3,421          1,608              60           (983)          4,106
Interest and other
     (expenses) income ..            537            (15)             13            295             830
Provision for Taxes .....              0              0               0             98              98
Net income (loss) .......        $ 2,520        $ 1,623         $    47        $(1,376)        $ 2,814
                                 =======        =======         =======        =======         =======


Six Months                         Integrated        E&P             E&P          Corporate
Ended June 30, 2000                Operations      Americas     International     and other         Total
-----------------------------      ----------      --------     -------------     ---------        -------
Total Oil and Gas Revenue ...        $ 4,157        $ 6,255        $   423         $(4,157)        $ 6,678
Refinery Revenue ............         16,702              0              0               0          16,702
Total Revenue ...............         20,859          6,255            423          (4,157)         23,380
Production Costs ............          1,372          1,719             84               0           3,175
Refinery Costs ..............         13,326              0              0          (4,157)          9,169
Gross Profit ................          6,161          4,535            339               0          11,035
Other Expenses ..............          1,166            870            104           1,034           3,174
Net Profit Sharing Plan .....              0              0              0             188             188
DD&A Expenses ...............          1,005            783             77               0           1,865
Other Non Cash Expense ......          1,071              0              0               0           1,071
EBITDA ......................          4,996          3,665            235          (1,222)          7,674
EBIT ........................          3,992          2,882            157          (1,222)          5,809
Interest and other
     (expenses) income ......          1,214             69             27             717           2,027
Loss Due to Accounting Change            853              0              0               0             853
Provision for Taxes .........              0              0              0             165             165
Net income (loss) ...........        $   853        $ 2,814        $   129          (2,104)        $ 1,692
                                     =======        =======        =======         =======         =======

Capital Expenditures ........        $   478        $   708        $  (419)        $   251         $ 1,018
Identifiable Assets .........        $58,241        $15,331        $ 7,622         $ 6,066         $87,260

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


                                              Six Months Ended                         Three Months Ended
                                                  June 30,                                  June 30,
                                     ----------------------------------        ----------------------------------
                                          2001                 2000                 2001                 2000
                                     -------------        -------------        -------------        -------------
Basic Earnings
  Net Income to Common Shares        $   2,831,300        $   1,691,894        $   1,813,162        $   2,813,691
                                     =============        =============        =============        =============
Weighted Average Shares
  outstanding ...............            4,540,266            4,339,940            4,546,613            4,339,940

Dilutive stock options ......              347,059              103,426              308,434               74,509


Fully diluted shares ........            4,887,325            4,443,366            4,855,047            4,414,449
                                     =============        =============        =============        =============


Basic EPS ...................        $        0.62        $        0.39        $        0.40        $        0.65
                                     =============        =============        =============        =============
Diluted EPS .................        $        0.58        $        0.38        $        0.37        $        0.64
                                     =============        =============        =============        =============


The Company's convertible debt was anti-dilutive for the periods ending June 30, 2001 and 2000.

NOTE 3 - INVENTORY

         Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at June 30, 2001:

Raw Material ......................  $1,380,613
Finished goods ....................   4,852,872
                                     ----------
   Total ..........................  $6,233,485
                                     ==========

NOTE 4 - STATEMENT OF CASH FLOWS

         Following is certain supplemental information regarding cash flows for the six month periods ended June 30, 2001 and 2000:

                                2001              2000
                             ----------        ----------
Interest paid .......        $1,565,469        $1,701,984
Income taxes paid ...        $        0        $        0


NOTE 5 - CONTINGENCIES

          In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property, never produced any oil or gas from the property and was not associated with the site and the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through June 30, 2001, the Company has remediated 26 of 72 wells and related facilities on the property for a cost of $1,407,000. This amount is recorded as a long-term receivable, as the Company believes it is probably that such amount that will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

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

NOTE 6 - SUBSEQUENT EVENTS

         In July 2001, the Company announced a repurchase program to buy back up to 10% of its outstanding common stock, which repurchase is subject to market conditions and will occur through open market purchases or privately negotiated transactions at prices and on terms acceptable to management.

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

         In 2001, we plan to spend $3 million to drill five wells to prove reserves in connection with our production-sharing contract with the China United Coalbed Methane Corporation Ltd. The Chinese Ministry of Foreign Trade and Economic Cooperation approved this contract in which we have a 49% working interest and that covers a total area of 380,534 acres. The 30-year contract provides that we as operator will drill at least five coalbed methane wells over a three-year term. Two production test wells have been drilled and both were successful. We will continue to look for high potential international prospects in areas with attractive terms that do not require significant capital commitments by us.

         During 1999 and 2000, our capital expenditures on oil and gas activities totaled approximately $2,092,000 and $13,602,000, respectively. The discretionary capital expenditures are budgeted to be $30,000,000 during 2001 of which $11,721,000 was spent as of June 30, 2001. Further spending, however, is dependent upon market conditions, drilling results, and financing of which there can be no assurance.

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

Long-Term Potential

         Management believes that the results of operations for the three month period ended June 30, 2001 and cash flows of GREKA reported herein are reasonably indicative of the expected future quarterly results of operations and cash flows of GREKA for similar three month periods, since the results of operations of the Company's asphalt plant are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2001 and 2000

         Revenues decreased from $13,699,489 for the second quarter of 2000 to $11,622,892 for the second quarter 2001. This 15% decrease is the net effect of a decrease in the volume of sales from the asphalt plant by 45% or 226 MBOE at $6.1 million compared to 308 MBOE in 2000, due to a weak demand for asphalt in our market as result of inclement weather. This was offset by an increase of volume gas sales by 44%, or 48 MBOE from 2000, coupled with a 59% improvement in selling price from $3.21 per Mcf to $5.09 or a net improvement in revenue of $1.7 million over 2000. Crude oil sales had practically no impact on revenue as an increase in volume sales of 16% or 18 MBOE, was offset by a decrease of 43% in the average price from $24.41 in 2000 to $20.90 in 2001.

         Production and product costs decreased from $6,968,604 for the second quarter of 2000 to $5,600,811 for the second quarter of 2001 primarily as a result of reduced crude oil purchases for our asphalt plant due to weak demand for asphalt. Production cost per BOE dropped from $15.22 in the second quarter of 2000 to $12.64 in 2001.

         General and administrative expenses increased from $745,233 for the second quarter of 2000 to $1,996,528 for the second quarter of 2001 primarily as a result of increase in number of personnel coupled with increase in legal and audit fees.

         Net profit sharing accrued increased from $187,988 for the second quarter of 2000 to $300,000 for the second quarter 2001. Decision on payment of the net profit sharing plan is made by the Board of Directors during the fourth quarter.

         The Company's operating income decreased from $3,741,661 in the second quarter of 2000 to $2,645,672 in the second quarter of 2001 primarily as a result of lower volume BOE of asphalt product sales.

         Depreciation, depletion and amortization increased from $692,255 for the second quarter of 2000 to $1,079,881 for the second quarter of 2001 primarily as a result of higher depletion rate. The increase in the rate results from a revision to both the full cost asset pool and the reserve estimates.

         Interest expense increased from $829,829 for the second quarter of 2000 to $1,005,034 for the second quarter of 2001 primarily as a result of increase in the revolver loan.

         During the three months ended June 30, 2001, the Company had other income of $213,035 of which $179,709 represents a revision of prior year liabilities for items resolved to the Company's benefit in the current period.

         Net income decreased from $2,813,691 for the second quarter of 2000 to $1,813,162 as a result of lower volume of sales of asphalt plant products detailed above.

Comparison of Six Month Periods Ended June 30, 2001 and 2000

         Revenues decreased from $23,379,915 for the first half of 2000 to $18,612,722 for the first half of 2001 primarily as a result of lower asphalt product sales.

          Production and product costs decreased from $12,343,503 for the first half of 2000 to $8,509,523 for the first half of 2001 primarily as a result of lower volume of asphalt products coupled with crude prices. Production cost per BOE dropped from $12.57 in the first half of 2000 to $10.89 in 2001.

         General and administrative expenses increased from $3,174,534 for the first half of 2000 to $4,128,426 for the first half of 2001 primarily as a result of increase in the number of personnel and legal and audit fees.

         The Company's operating income decreased from $4,737,602 in the first half of 2000 to $3,885,704 in the first half of 2001 primarily as a result of lower asphalt product sales due to first quarter six weeks shut down of the asphalt plant for major maintenance coupled with a normal second quarter sales trend compared to an unusual and an exceptional second quarter 2000 sales trend

         Depreciation, depletion and amortization decreased from $1,865,425 for the first half of 2000 to $1,789,068 for the first half of 2001 primarily as a result of lower production volume in the Integrated Operations division offset by an increase in the rate of depreciation, depletion and amortization per barrel.

         Interest expense decreased from $2,027,414 for the first half of 2000 to $1,889,983 for the first half of 2001 primarily as a result of lower interest rates on the average outstanding balance interest bearing debt.

         Other income of $853,109 represents adjustments of $179,709 during the current three months as previously discussed and adjustments of $671,000 during the first quarter related to a recognition of income on the proposed settlement of Manilla Village litigation. Currently litigating parties have agreed in principal on the amounts and are in the process of devising acceptable settlement procedures.

         Net income increased from $1,691,894 for the first half of 2000 to $2,831,800 for the first half of 2001. The first half of 2000 was negatively impacted by $1,923,972 relating to a noncash expense charge and cumulative effect of change in accounting.

Liquidity and Capital Resources

         The working capital deficit at June 30, 2001 of $4,532,560 increased by $1,574,709 from a working capital deficit of $2,663,551 at December 31, 2000. Current assets decreased by $4,541,113 from $19,763,804 at December 31, 2000 to $15,222,691 at
June 30, 2001 which includes a decrease of $4,525,729 in cash and cash equivalents from $4,837,699 at December 31, 2000 to $311,970 at June 30, 2001 primarily as a result of normal cyclical variance in cash inflow produced by operating activities. Operating activities at the integrated subsidiary results in higher net cash flow in the fourth quarter when compared to the first quarter. Approximately $6,233,485 of asphalt plant raw material and finished product inventory resulted from asphalt plant operations at June 30, 2001. Current liabilities decreased from $22,427,355 at December 31, 2000 to $19,755,251 at June 30, 2001, a decrease of $2,966,404 principally as a result of a concerted effort on Company management to reduce aged payables outstanding at year-end.

Cash Flows

         Cash provided by or used in operations decreased from an inflow of $3,151,602 for the six months ended June 30, 2000 to an inflow of $1,008,478 for the six months ended June 30, 2001. Net income for the period provided $2,831,300 of cash inflow.

         The Company's net cash flows used in investing activities increased from a net outflow of $793,451 for the six months ended June 30, 2000 to a net outflow of $11,721,106 for the six months ended June 30, 2001. This change was primarily attributable to increased activity by the Company in its well workover program.

         The Company's net cash used by financing activities was $1,141,519 for the six months ended June 30, 2000 compared to net cash provided by financing activities of $6,186,899 for the six months ended June 30, 2001.

         During the second quarter the company advanced $350,000 on a company authorized loan of $500,000 due on April 30, 2002 to its Chairman.

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

         No activities occurred in the three month period ending June 30, 2001.

Inflation

         GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          To some extent, at June 30, 2001, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The following material developments occurred during the quarter ended June 30, 2001 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000:

         The matter previously reported in GREKA's 2000 Annual Report on Form 10-K/A as Pembrooke Calox, Inc. v. GREKA Energy Corporation, et al. (Index No. 604905/99, Supreme Court, New York County, October 1999) was tried in May 2001. The court ordered in favor of GREKA determining that there was no material breach of the agreement whereby Pembrooke Calox, Inc. was not entitled to the relief sought and, since Pembrooke Calox, Inc. did not pay GREKA the amount due, the property was reconveyed to GREKA.

         The matter previously reported in GREKA's 2000 Annual Report on Form 10-K/A as RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999) was tried in April 2001 and following post-trial motions, a court order is expected.

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

Item 2.  Changes in Securities and Use of Proceeds.

         In May 2001, the Company's shareholder rights plan was amended to reduce from 12% to 9.9% the minimum amount of GREKA common stock acquired or offered to be acquired pursuant to an announced tender offer without the approval of the Board of Directors which would effect the exercisable rights.

         In July 2001, the Company announced a repurchase program to buy back up to 10% of its outstanding common stock, which repurchase is subject to market conditions and will occur through open market purchases or privately negotiated transactions at prices and on terms acceptable to management.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         In May 2001, the Company engaged Hein + Associates LLP to replace Arthur Andersen LLP as their independent public accountants to audit its consolidated financial statements for the year ending December 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  The following exhibits are furnished as part of this report:
         None

(b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:

              Current Reports on Form 8-K and 8-K/A dated May 18, 2001 which reported events under Item 4, Changes in Registrant's Certifying Accountant.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GREKA ENERGY CORPORATION

Date: August 20, 2001                       By: /s/ Randeep S. Grewal
                                               ---------------------------------
                                               Randeep S. Grewal, Chairman and
                                               Chief Executive Officer


Date: August 20, 2001                       By: /s/ Max Elghandour
                                               ---------------------------------
                                               Max Elghandour,
                                               Chief Financial Officer