Form 10-Q
period 2001-09-30
GREKA ENERGY CORP
filed 2001-11-19
CIK 840402

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

As of November 1, 2001, GREKA had 4,694,950 shares of Common Stock, no par value per share, outstanding.

                               TABLE OF CONTENTS

                                                                                                     Page
PART I - FINANCIAL INFORMATION.....................................................................     3
Item 1.  Financial Statements......................................................................     3
   Condensed Consolidated Balance Sheets as of September 30, 2001
     (Unaudited) and December 31, 2000.............................................................     3
   Condensed Consolidated Statements of Operations for the Nine and
      Three Month Periods Ended September 30, 2001 and 2000 (Unaudited)............................     4
   Condensed Consolidated Statements of Cash Flows for the
      Nine Month Periods Ended September 30, 2001 and 2000 (Unaudited).............................     5
   Notes to Condensed Consolidated Financial Statements (Unaudited)................................     6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation..............................................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................    15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................    15
Item 2.  Changes in Securities and Use of Proceeds.................................................    15
Item 3.  Defaults Upon Senior Securities...........................................................    16
Item 4.  Submission of Matters to a Vote of Security Holders.......................................    16
Item 5.  Other Information.........................................................................    16
Item 6.  Exhibits and Reports on Form 8-K..........................................................    16
SIGNATURE..........................................................................................    16

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             FOR THE PERIODS ENDED

                                                                                 September 30,    December 31,
                                                                                     2001             2000
                                                                                     ----             ----
                                                                                  (Unaudited)
Current Assets
        Cash and cash equivalents                                                 $   2,144,745     $  4,837,699
        Accounts receivable trade, net of allowance for
          doubtful accounts of $938,472 (2001)
          and $827,144 (2000)                                                         7,966,075        5,951,051
        Inventories                                                                   3,490,321        3,814,992
        Other current assets                                                          1,459,274        5,160,062
                                                                                  -------------     ------------
                 Total Current Assets                                                15,060,415       19,763,804
                                                                                  -------------     ------------
Property and Equipment
        Investment in limestone property, at cost                                     4,092,144        3,675,973
        Oil and gas properties (full cost method)                                    61,140,976       38,838,169
        Land                                                                         17,247,744       17,247,744
        Plant and equipment                                                          28,605,552       27,398,506
                                                                                  =============     ============
                                                                                    111,086,416       87,160,392
        Less accumulated depreciation, depletion and
          amortization                                                              (12,737,307)      (9,978,770)
                                                                                  -------------     ------------

Property and Equipment, net                                                          98,349,109       77,181,622
Other Assets                                                                          4,304,998        1,867,859
                                                                                  -------------     ------------
                                                                                    117,714,522     $ 98,813,285
                                                                                  =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  September 30,     December 31,
                                                                                      2001              2000
                                                                                      ----              ----
Current Liabilities
        Accounts payable and accrued expenses                                       30,973,233      $ 13,742,245
        Current maturities of long term notes and notes payable                     24,798,698         8,580,110
        Short term borrowing                                                                 0           105,000
                                                                                  ------------      ------------
                 Total Current Liabilities                                          55,771,931        22,427,355
Long term debt, net of current portion                                              14,477,110        28,206,771
Other Liabilities                                                                    1,124,802         7,967,941
Stockholders' Equity
        Common Stock, no par value, 50,000,000 shares
          authorized, 4,580,374 (2001) 4,523,273 (2000)
          shares issued and outstanding                                             43,128,960        42,544,542
        Accumulated earnings (deficit)                                               3,211,719       (2,333,324)
                                                                                  ------------      ------------
        Total Stockholders' Equity                                                  46,340,679        40,211,218
Total Liabilities and Stockholders' Equity                                        $117,714,522      $ 98,813,285
                                                                                  ============      ============

  The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30
                                   UNAUDITED

                                                      Nine Months Ended               Three Months Ended
                                                        September 30,                    September 30,
                                                        -------------                    -------------
                                                            2001            2000            2001          2000
                                                            ----            ----            ----          ----
Revenues                                             $31,924,619     $35,499,816     $13,311,897   $12,119,901

                  Total Revenues                      31,924,619      35,499,816      13,311,897    12,119,901

Expenses
        Production costs                              17,755,931      17,924,676       9,246,408     5,581,173
        General and administrative                     5,821,375       5,205,888       1,692,949     2,031,354
        Profit sharing plan                              300,000         273,768              --        85,780
        Depletion, depreciation and
           Amortization                                2,758,582       2,745,755         969,513       880,330
        Other non-cash expense                                --       1,434,611              --       363,748
                                                     -----------     -----------     -----------   -----------
                  Total Expenses                      26,635,888      27,584,698      11,908,870     8,942,385

Operating Income                                       5,288,731       7,915,118       1,403,027     3,177,516
Other Income (Expense)
        Miscellaneous Income                           3,601,079              --       2,707,717            --
        Interest (expense)                            (3,231,603)     (3,324,688)     (1,341,620)   (1,297,274)

        Loss on sale of Canadian property                     --        (991,439)             --      (991,439)
                                                     -----------     -----------     -----------   -----------
           Other Income (Expense), Net                   369,476      (4,316,127)      1,366,097    (2,288,713)

Income before Income Tax and cumulative
     effect of change in accounting method             5,658,207       3,598,991       2,769,124       888,803
Provision for Income Tax                                (113,164)       (281,970)        (55,382)     (116,785)
                                                     -----------     -----------     -----------   -----------
Income before cumulative effect of change in
     accounting method                                 5,545,043       3,317,021       2,713,742       772,018
Cumulative effect of change in accounting                     --        (853,109)             --            --
                                                     -----------     -----------     -----------   -----------
Net Income                                           $ 5,545,043     $ 2,463,912     $ 2,713,742   $   772,018
                                                     ===========     ===========     ===========   ===========
Net Income  per Common Share - Basic
Before cumulative effect of a change in
     accounting method                               $      1.22     $      0.77     $      0.59   $      0.18
Cumulative effect of a change in
     accounting method                                        --         ($0.20)              --            --
                                                     -----------     -----------     -----------   -----------
     Net Income                                      $      1.22     $      0.57     $      0.59   $      0.18
                                                     ===========     ===========     ===========   ===========
    Basic Shares                                       4,530,732       4,329,615       4,577,283     4,309,189
                                                     ===========     ===========     ===========   ===========
Net Income  per Common Share - Diluted
Before cumulative effect of a change in
     accounting method                               $      1.15     $      0.74     $      0.57   $      0.17
Cumulative effect of a change in accounting
     method                                                   --         ($0.18)              --            --
                                                     -----------     -----------     -----------   -----------
     Net Income                                      $      1.15     $      0.56     $      0.57         $0.17
                                                     ===========     ===========     ===========   ===========
    Diluted Shares                                     4,821,029       4,783,486       4,734,429     4,901,457
                                                     ===========     ===========     ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                                                                      2001           2000
                                                                                      ----           ----
Cash flows from Operating Activities
        Net Income                                                            $  5,545,043   $  2,463,912
        Adjustments to reconcile net
           Income to net cash provided by (used for)
           Operating activities
        Depletion, depreciation and
        Amortization                                                             2,758,582      2,745,755
        Cumulative effect of Accounting Change                                          --        853,109
        Loss on Sale of Canadian Property                                               --        991,439
        Net cash received from litigation settlements                            3.577.282
        Net Gain on Litigation Settlements                                      (3,365,111)

        Changes in:
        Accounts receivable                                                     (1,881,074)    (5,851,158)
          Other current assets                                                     963,210        719,490
        Other assets                                                            (1,030,139)      (611,910)
        Inventory                                                                  324,671       (624,062)
        Accounts payable and accrued
           Liabilities                                                           1,192,315        397,944
                                                                              ------------   ------------

             Net Cash Provided by Operating Activities                           8,084,779      2,332,643

Cash Flows from Investing Activities
        Expenditures for property and equipment                                (13,996,078)    (6,107,308)
        Loan made to related party                                                (500,000)
        Loan repayment from related party                                          750,000
        Proceeds from sale of property                                                  --      1,417,056
                                                                              ------------   ------------
        Net Cash Used In
           Investing Activities                                                (13,746,078)    (4,690,252)
                                                                              ------------   ------------
Cash Flows from Financing Activities
        Proceeds from notes payable and
           long-term debt                                                       13,269,530     10,114,965
        Principal payments on notes
           payable and long-term debt                                          (13,223,007)    (7,775,150)
        Net increase in revolver loan                                            2,590,474      3,189,140
        Proceeds from exercise of stock options                                    527,500             --

        Purchase of Treasury Stock                                                (196,152)      (500,000)
        Redeem Debentures                                                               --        (75,000)
                                                                              ------------   ------------
Net Cash Provided by Financing
         Activities                                                              2,968,345      4,953,955
                                                                              ------------   ------------
Net Increase (Decrease) in Cash and
         Cash Equivalents                                                       (2,692,954)     2,560,346
Cash and Cash Equivalents at Beginning
        of Period                                                                4,837,699         97,319
                                                                              ------------   ------------
Cash and Cash Equivalents at End of Period                                    $  2,144,745   $  2,657,665
                                                                              ============   ============

  The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2000, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 2001, and the consolidated results of operations for the nine and three month periods ended September 30, 2001 and 2000, and the consolidated cash flows for the nine month periods ended September 30, 2001 and 2000.

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

Business Segments

     The Company's operations are in three industry segments: Integrated Operations (California asphalt plant and E&P), E&P Americas, and E&P International which is included under Corporate and Other. Information about the Company's operation by segment as of and for the three and nine month periods ended September 30, 2001 and 2000, is as follows:

Three Months
Ended September 30, 2001                     Integrated       E&P       Corporate
(in thousands)                               Operations     Americas    and other     Total
---------------------------------------      ----------     --------    ---------    -------
Oil and Gas Revenue....................      $    2,039     $  3,923    $  (2,039)   $  3,923
Asphalt Plant Revenue..................           9,552           --         (163)      9,389
Total Revenue..........................          11,591        3,923       (2,202)     13,312
Oil Production Costs...................           1,379        1,440       (1,379)      1,440
Asphalt Plant Costs....................           8,629           --         (823)      7,806
Gross Profit...........................           1,582        2,482           --       4,064
Other Expenses.........................             337          728           628      1,693
DD&A Expenses..........................             386          475           109        970
Miscellaneous Income...................              --          545         2,163      2,708
Interest and other expenses............             683          202           457      1,342
Net income (loss) before Taxes.........             176        1,622           969      2,768
Provision for Taxes....................              --           --            55         55
Net income (loss)......................      $      176     $  1,622    $      914   $  2,712
                                             ==========     ========    ==========   ========
Capital Expenditures...................      $      434     $  5,187    $    1,023   $  6,644

Nine Months
Ended September 30, 2001                     Integrated       E&P       Corporate
(in thousands)                               Operations     Americas    and other     Total
---------------------------------------      ----------     --------    ---------    -------
Oil and Gas Revenue....................      $    7,301     $ 12,368    $  (7,301)   $ 12,368
Asphalt Plant Revenue..................          19,719           --         (163)     19,556
Total Revenue..........................          27,020       12,368       (7,464)     31,924
Oil Production Costs...................           2,631        3,605       (2,631)      3,605
Asphalt Plant Costs....................          18,983           --       (4,833)     14,150
Gross Profit...........................           5,406        8,763           --      14,169
Other Expenses.........................           1,332        1,697        3,093       6,121
DD&A Expenses..........................           1,208        1,442          108       2,759
Miscellaneous Income...................              --        1,438        2,163       3,601
Interest and other income expenses.....           1,867          748          617       3,232
Net income (loss) before Taxes.........             999        6,314       (1,655)      5,658
Provision for Taxes....................              --           --          113         113
Net income (loss)......................      $      999    $   6,314    $  (1,768)      5,545
                                             ==========    =========    =========    =========
EBITDA.................................      $    4,074    $   8,504    $    (930)   $ 11,648
EBIT...................................      $    2,866    $   7,062    $  (1,038)   $  8,890
Capital Expenditures...................           3,545       13,797        1,023      18,365
Identifiable Assets....................          60,212       40,284       17,347     117,843

Three Months                       Integrated        E&P            E&P         Corporate
Ended September 30, 2000           Operations      Americas    International    and other         Total
-------------------------          ----------     ----------   -------------    ----------      ----------
Oil and Gas Revenue                $    2,664     $    3,706     $        0     $   (2,665)     $    3,705
Refinery Revenue                        8,415              0              0              0           8,415
Total Revenue                          11,079          3,706              0         (2,665)         12,120
Production Costs                          702            861              0              0           1,563
Refinery Costs                          6,695              0              0         (2,665)          4,030
Gross Profit                            3,695          2,845              0              0           6,539
Other Expenses                            421            404              0          1,206           2,031
Net Profit Sharing Plan                     0              0              0             86              86
DD&A Expenses                             426            454              0              0             880
Other Non Cash Expenses                   364              0              0              0             364
Interest and other  expenses              742            210              0            346           1,297
Provision for Taxes                         0              0              0            117             117
Loss on Sale of Canadian Property           0              0              0            991             991
Net income (loss)                  $    1,741     $    1,777     $        0     $   (2,746)     $    (772)
                                   ==========     ==========     ==========     ==========      ==========
EBITDA                                  3,273          2,441              0         (1,292)          4,422
EBIT                                    2,483          1,987              0         (1,292)          3,178

Nine Months                        Integrated        E&P            E&P         Corporate
Ended September 30, 2000           Operations      Americas    International    and other         Total
-------------------------          ----------     ----------   -------------    ----------      ----------
Oil and Gas Revenue                $    6,822     $    9,961     $      422     $   (6,822)     $   10,383
Refinery Revenue                       25,117              0              0              0          25,117
Total Revenue                          31,939          9,961            422         (6,822)         35,500
Production Costs                        2,063          2,580             84              0           4,727
Refinery Costs                         20,020              0              0         (6,822)         13,198
Gross Profit                            9,856          7,381            338              0          17,575
Other Expenses                          1,587          1,274            104          2,241           5,206
Net Profit Sharing Plan                     0              0              0            275             275
DD&A Expenses                           1,432          1,237             76              0           2,746
Other Expenses                          1,464              0              0              0           1,464
Provision for Taxes                         0              0              0            282             282
Loss Due to Accounting Change             853              0              0              0             853
Loss on Sale of Canadian Property           0              0              0            991             991
Interest and other expenses             1,955            279             27          1,063           3,325
Net income (loss)                  $    2,594     $    4,591     $      131     $   (1,852)         $2,464
                                   ==========     ==========     ==========     ==========      ==========
EBITDA                                  8,269          6,107            234         (3,788)         10,822
EBIT                                    6,373          4,870            158         (3,788)          6,613
Capital Expenditures               $    1,118     $    2,575     $      965     $    1,649      $    6,307
Identifiable Assets                $   62,117     $   17,227     $    1,695     $   16,017      $   97,056


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

                                             Nine Months Ended                         Three Months Ended
                                               September 30,                              September 30,
                                     ----------------------------------        ----------------------------------
                                          2001                 2000                 2001                 2000
                                     -------------        -------------        -------------        -------------
Basic Earnings
  Net Income to Common Shares        $   5,545,043        $   2,463,912        $   2,713,742        $     772,018
                                     =============        =============        =============        =============
Weighted Average Shares
  outstanding ...............            4,530,732            4,329,615            4,577,283            4,309,189

Dilutive stock options ......              290,647              453,871              157,146              592,268

Fully diluted shares ........            4,821,029            4,783,486            4,734,429            4,901,457
                                     =============        =============        =============        =============

Basic EPS ...................        $        1.22        $        0.57        $        0.59        $        0.18
                                     =============        =============        =============        =============
Diluted EPS .................        $        1.15        $        0.56        $        0.57        $        0.17
                                     =============        =============        =============        =============

The Company's convertible debt was anti-dilutive for the periods ending September 30, 2001 and 2000.

NOTE 3 - INVENTORY

     Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at September 30, 2001:


Raw Material ......................  $1,220,169
Finished goods ....................   2,270,152
                                     ----------
   Total ..........................  $3,490,321
                                     ==========

NOTE 4 - STATEMENT OF CASH FLOWS

     Following is certain supplemental information regarding cash flows for the nine-month periods ended September 30, 2001 and 2000:

                                2001              2000
                             ----------        ----------

Interest paid .......        $ 2,919,166       $2,415,518
Income taxes paid ...        $         0       $        0


NOTE 5 - CONTINGENCIES

     In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property, never produced any oil or gas from the property and was not associated with the site and the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through September 30, 2001, the Company has remediated 31 of 72 wells and related facilities on the property for a cost of $1.5 million. This amount is recorded as a long-term receivable, as the Company believes it is probable that such amount that will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

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

NOTE 6 - ACQUISITION ACTIVITIES

     In September 2001, for a value of approximately $8 million, all interests of Omimex Resources, Inc. in the Richfield East Dome Unit, Orange County, California, were transferred to GREKA increasing our working interest to 99% and net revenue interest to 77% for this operated property. The value of the acquired interest was determined by the Company's engineers based on an acquisition price of $3.96 per BOE on total proved reserves.(See Note 8 - "Litigation")

NOTE 7 - DIVESTITURE ACTIVITIES

     As reported in GREKA's 2000 Annual Report on Form 10-K/A, for approximately $10 million, the Company sold its Colombian assets in 1999 subject to a look-back provision and valuation threshold which, by the Company's calculation, had been met. In March 2000, we exercised our option to re-purchase the Colombian assets in exchange for payment of $12.0 million, reassignment of certain California assets acquired from the buyer, and adjustments for related capital expenditures. The buyer refused to close resulting in a legal dispute. In lieu of pursuing the re-purchase of this non-core asset, the Company chose to settle these matters with the buyer which resulted in an additional $14 million fiscal benefit to the Company that included $6 million cash and California assets valued at approximately $8 million. This settlement provided us with $24 million total value from the final disposition of our interests in Colombia. (See Note
8 - "Litigation")

NOTE 8 - LITIGATION

     The matter previously reported in GREKA's 2000 Annual Report on Form 10-K/A as Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles, County, February 2000) was settled in September 2001 resulting in a dismissal of the litigation. As announced by the Company in September 2001, the Company estimated its aggregate value of the combined sale and settlement to be approximately $24 million, consisting of $6 million in cash and approximately $8 million in California property in addition to the $10 million purchase price paid by Omimex to the Company in 1999 when the Company sold its Colombian assets.

     The matter previously reported in GREKA's Quarterly Report on Form 10-Q for the period ending March 31, 2001 as J.K. Petroleum, Inc. v. Saba Petroleum, Inc. and Greka Energy Corporation (Case No. 00CC15589, Orange County California Superior Court, December 2000) was settled in September 2001 for an immaterial sum resulting in a dismissal of the litigation.

     The matter previously reported in GREKA's 2000 Annual Report on Form 10-K/A as RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999) was decided by the court in August 2001 with a judgment for the plaintiff of $13.25 million. Subsequently, in October 2001, GREKA Energy waived its right to appeal the judgment and paid the plaintiff $11.5 million under a settlement agreement in exchange for a complete dismissal of the matter.

NOTE 9 - GMAC CREDIT AGREEMENT

     The Company's loan with GMAC was classified as current due to a technical non-compliance with certain covenants of the credit agreement. As a result and in accordance with GAAP, this amount is required to be classified as current. The Company continues to maintain its ongoing, good relationship with GMAC and continues to receive advances from GMAC under its working capital line. Notwithstanding, the Company is currently working on refinancing of all its current debt to be concluded in the near future.

NOTE 10 - SUBSEQUENT EVENTS

     In October 2001, our subsidiary entered into an amendment to the credit and guarantee agreement with the Bank of Texas, N.A. providing an additional advance of $7.5 million against the revolving credit line secured by our subsidiaries' interests in additional North American oil and gas properties and real estate. The proceeds were paid to reduce the current debt of GREKA.

     In October 2001, the matter of Crown Asphalt Distribution LLC, et al. v. Santa Maria Refining Company, et al. (Case No. CV99-895 DOC (Anx), United States District Court, Central District of California, Southern Division, July 1999) was settled resulting in a dismissal of the litigation. The results of this settlement were accounted for in the nine months ending September 30, 2001 in Other Expense.

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

     Our asphalt plant ran at approximately 9,000 Bbls per day of throughput as recently as 1992. We expect that our plant can attain its rated capacity of 10,000 Bbls per day of throughput. For the year ended December 31, 2000, we utilized approximately 33% of this rated capacity. As a result of the under-utilization of our plant's capacity, as well as favorable economics attributable to increased equity throughput at the plant, we are the logical buyer of heavy oil reserves in the central California region. During 2001, we plan to spend approximately $5,000,000 in Integrated Operations.

     During 2000, we were able to substantially increase natural gas production at our Louisiana Fields as a result of our well reworking program. During 2001, we plan to spend approximately $16,000,000 on E&P Americas' properties to further develop our oil and gas position in Louisiana. We intend to continue to exploit and develop other existing low-cost, low-risk proved reserves we own. In addition, we will seek to acquire similar properties.

     We also have a 49% working interest in a production-sharing contract with and approved by the China United Coalbed Methane Corporation Ltd. The Chinese Ministry of Foreign Trade and Economic Cooperation that covers a total area of 380,534 acres. The 30-year contract provides that we as operator will drill at least five coalbed methane wells over a three-year term. Two production test wells have been drilled and both were successful. We will continue to look for high potential international prospects in areas with attractive terms that do not require significant capital commitments by us.

     During 1999 and 2000, our capital expenditures on oil and gas activities totaled approximately $2,092,000 and $13,602,000, respectively. The discretionary capital expenditures are budgeted to be $22,000,000 during 2001 of which $18,265,000 was spent as of September 30, 2001. Further spending, however, is dependent upon market conditions, drilling results, and financing of which there can be no assurance.

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

Long-Term Potential

     Management believes that the results of operations for the three month period ended September 30, 2001 and cash flows of GREKA reported herein are reasonably indicative of the expected future quarterly results of operations and cash flows of GREKA for similar three month periods, since the results of operations of the Company's asphalt plant are somewhat seasonal due to seasonal fluctuations in the asphalt market. Asphalt sales have been generally higher in the third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2001 and 2000

     Revenues increased from $12,119,901 for the third quarter of 2000 to $13,311,897 for the third quarter 2001. This 10% increase is the net effect of an increase in the volume of sales by $2.7 million from the asphalt plant by 31% or 381 MBOE compared to 296 MBOE in 2000, due to a stronger demand for asphalt in our market over the same period last year. This was offset by a decrease in the average selling price of asphalt products from $29.02 in 2000 to $25.09 in 2001, or a net decline in revenue of $1.5 million over 2000. Crude oil and gas sales had practically no impact on revenue since both volumes and prices were comparable to last year.

     Production and product costs increased from $5,581,173 for the third quarter of 2000 to $9,246,408 for the third quarter of 2001 primarily as a result of 31% increase in volume of asphalt products sold. Production cost per BOE increased from $12.36 in the third quarter of 2000 to $16.81 in 2001 as a result of higher operating costs and feedstock prices at the asphalt plant when compared to 2000.

     General and administrative expenses decreased from $2,031,354 for the third quarter of 2000 to $1,692,949 for the third quarter of 2001 primarily as a result of decrease in legal and audit fees related to the period.

     There was no additional Net profit sharing accrual for the third quarter of 2001 compared to $85,780 for the third quarter 2000.

     The Company's operating income decreased from $7,915,118 in the third quarter of 2000 to $5,2881,731 in the third quarter of 2001 primarily as a result of higher operating cost and feedstock prices for the asphalt plant.

     Depreciation, depletion and amortization increased from $880,330 for the third quarter of 2000 to $969,513 for the third quarter of 2001 primarily as a result of higher depletion rates. The increase in the rate results from a revision to both the full cost asset pool and the reserve estimates.

     Interest expense increased from $1,297,274 for the third quarter of 2000 to $1,341,620 for the third quarter of 2001 primarily as a result of increase in the revolver loan.

     During the three months ended September 30, 2001, the Company had other income of $2,707,717 of which $9,706 represents a revision of net liabilities for items resolved to the Company's benefit in the current period which were recorded in connection with the Saba acquisition. In addition, the Company recognized a net gain of $2,698,011 related to the resolution of all outstanding material litigation.

     Net income increased from $772,018 for the third quarter of 2000 to $2,713,747 for the third quarter of 2001 as a result of other income discussed above.

Comparison of Nine Month Periods Ended September 30, 2001 and 2000

     Revenues decreased from $35,499,816 for the first nine months of 2000 to $31,924,619 for the first nine months of 2001 primarily as a result of lower asphalt product sales.

     Production and product costs decreased from $17,924,676 for the first nine months of 2000 to $17,755,931 for the first nine months of 2001 primarily as a result of lower volume of asphalt products which was somewhat offset by higher prices. Production cost per BOE decreased from $13.58 in the first nine months of 2000 to $13.51 in the first nine months of 2001.

     General and administrative expenses increased from $5,205,888 for the first nine months of 2000 to $5,821,375 for the first nine months of 2001 primarily as a result of increase in the number of personnel and litigation expenses. As a result of the settlement of all outstanding material litigation management expects future periods will reflect a substantial decrease in general and administrative expenses related to litigation.

     The Company's operating income decreased from $7,915,118 in the first nine months of 2000 to $5,288,731 in the first nine months of 2001 primarily as a result of lower asphalt product sales due to first quarter six-week shutdown of the asphalt plant for major maintenance, coupled with a normal second quarter sales trend compared to an unusual and an exceptional second quarter 2000 sales trend.

     Depreciation, depletion and amortization increased slightly from $2,745,755 for the first nine months of 2000 to $2,758,582 for the first nine months of 2001 primarily as a result of lower production volume in the Integrated Operations division offset by an increase in the rate of depreciation, depletion and amortization per barrel.

     Interest expense decreased from $3,324,688 for the first nine months of 2000 to $3,231,603 for the first nine months of 2001 primarily as a result of lower interest rates on the average outstanding balance interest-bearing debt.

     During the nine months ended September 30, 2001, the Company had other income of $3,601,079 of which $189,415 represents a revision of net liabilities for items resolved to the Company's benefit in the current period which were recorded in connection with the Saba acquisition. In addition, the Company recognized a net gain of $3,411,664 related to the resolution of all outstanding material litigation.

     Other income of $3,601,079 represents adjustments of $853,109 during the first six months as previously discussed and adjustments of $2,707,000 during the current quarter mostly related to the resolution of all outstanding material litigation.

     Net income increased from $2,463,912 for the first nine months of 2000 to $5,545,043 for the first nine months of 2001. The first nine months of 2000 was negatively impacted by $2,426,050 relating to a non-cash expense charge and cumulative effect of change in accounting, coupled with other income of $3,601,079 realized in 2001.

Liquidity and Capital Resources

     The working capital deficit at September 30, 2001 of $40,711,516 increased by $38,047,965 from a working capital deficit of $2,663,551 at December 31, 2000. Current assets decreased by $4,703,389 from $19,763,804 at December 31, 2000 to $15,060,415 at September 30, 2001 which includes a decrease of $2,692,954 in cash and cash equivalents from $4,837,699 at December 31, 2000 to $2,144,745 at September 30, 2001 primarily as a result of variance in cash inflow realized from divestiture of non-core assets as discussed in Note 7. Operating activities at the Integrated Operations Division result in higher net cash flow in the fourth quarter when compared to the first quarter. Approximately $3,490,321 of asphalt plant raw material and finished product inventory resulted from asphalt plant operations at September 30, 2001. Current liabilities increased from $22,247,355 at December 31, 2000 to $55,771,931 at September 30, 2001, an increase of $33,345,516 principally as a result of the RGC litigation settlement discussed in Note 8 and the GAAP requirement to classify as current all of the Company's outstanding debt with GMAC as discussed in Note 9.

     In an effort to reduce its working capital deficit, to date the Company has reduced its current liabilities by $11.5 million pursuant to a cash payment in October 2001 to RGC as discussed in Note 8. The Company expects to sell for cash its non-core E&P assets in the mid-continent prior to the year ending December 31, 2001 to further improve its working capital. The Company is currently working on refinancing all of its current debt which will result in the reclassification of all non-current portions of our debt as long term. We expect to conclude the refinancing in the next term.

Cash Flows

     Cash provided by or used in operations increased from an inflow of $2,332,643 for the nine months ended September 30, 2000 to an inflow of $8,084,779 for the nine months ended September 30, 2001. Net income for the period provided $5,545,043 of cash inflow.

     The Company's net cash flows used in investing activities increased from a net outflow of $4,690,252 for the nine months ended September 30, 2000 to a net outflow of $13,746,078 for the nine months ended September 30, 2001. This change was primarily attributable to increased activity by the Company in its well workover program.

     The Company's net cash provided by financing activities was $4,953,955 for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $2,968,345 for the nine months ended September 30, 2001.

     During the third quarter of 2001, the Company advanced $500,000 on a Company authorized loan of $500,000 due on April 30, 2002 to a related party.

Capital Expenditures

     Our growth is focused on acquisitions that are strategic and in accordance with our business plan. It is intended that these acquisitions will be achieved concurrent with the closing of adequate financing. Historically, we have relied on cash flow from operations to finance discretionary capital expenditures. For 2001, we have budgeted $22,000,000 for our capital expenditure expenses to be funded by our cash flow and current credit facility. Almost all the capital expenditures are discretionary and we intend to implement our capital programs in the third and fourth quarters to capitalize on the increased cash flows from the seasonality in asphalt sales.

     The Company is current on all its interest payments, and has sufficient cash flow for all of its operating and foreseen capital requirements.

Financing and Debt Restructuring Activities

     No activities occurred in the three month period ending September 30, 2001.

     In October 2001, our subsidiary entered into an amendment to the credit and guarantee agreement with the Bank of Texas, N.A. providing an additional advance of $7.5 million against the revolving credit line secured by our subsidiaries' interests in additional North American oil and gas properties and real estate. The proceeds were paid to reduce the current debt of GREKA.

Acquisition of Core California Assets

     In September 2001, for a value of approximately $8 million, all interests of Omimex Resources, Inc. in the Richfield East Dome Unit, Orange County, California, were transferred to GREKA increasing our working interest to 99% and net revenue interest to 77% for this operated property. (See Part II; Item 1-"Legal Proceedings")

Divestiture of Non-Core Colombian Assets

     As reported in GREKA's 2000 Annual Report on Form 10-K/A, for approximately $10 million, the Company sold its Colombian assets in 1999 subject to a look-back provision and valuation threshold which, by the Company's calculation, had been met. In March 2000, we exercised our option to re-purchase the Colombian assets in exchange for payment of $12.0 million, reassignment of certain California assets acquired from the buyer, and adjustments for related capital expenditures. The buyer refused to close resulting in a legal dispute. In lieu of pursuing the re-purchase of this non-core asset, the Company chose to settle these matters with the buyer which resulted in an additional $14 million fiscal benefit to the Company that included $6 million cash and California assets valued at approximately $8 million. This settlement provided us with approximately $24 million total value from the final disposition of our interests in Colombia. (See Item 1-"Legal Proceedings")

Inflation

     GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     To some extent, at September 30, 2001, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     The following material developments occurred during the quarter ended September 30, 2001 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000:

     The matter previously reported in GREKA's 2000 Annual Report on Form 10-K/A as Sabacol, Inc. v. Omimex Resources, Inc., Omimex de Colombia, Ltd., and Omimex International Corporation dba Omimex Petroleum, Inc. (C.A. No. BC224339, California Superior Court, Los Angeles, County, February 2000) was settled in September 2001 resulting in a dismissal. As announced by the Company in September 2001, the Company estimated its aggregate value of the combined sale and settlement to be approximately $24 million, consisting of $6 million in cash and approximately $8 million in California property in addition to the $10 million purchase price paid by Omimex to the Company in 1999 when the Company sold its Colombian assets.

     The matter previously reported in GREKA's Quarterly Report on Form 10-Q for the period ending March 31, 2001 as J.K. Petroleum, Inc. v. Saba Petroleum, Inc. and Greka Energy Corporation (Case No. 00CC15589, Orange County California Superior Court, December 2000) was settled in September 2001 for an immaterial sum resulting in a dismissal of the litigation.

     The matter previously reported in GREKA's 2000 Annual Report on Form 10-K/A as RGC International Investors, LDC v. GREKA Energy Corporation, et al. (C.A. No. 17674NC, Delaware Chancery Court, December 1999) was decided by the court in August 2001 with a judgment for the plaintiff of $13.25 million. In October 2001, GREKA Energy waived its right to appeal the judgment and paid the plaintiff $11.5 million under a settlement agreement in exchange for a complete dismissal of the matter.

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

     none.

(b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:

             Current Report on Form 8-K dated July 5, 2001 which reported events under Item 5, Other Events.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GREKA ENERGY CORPORATION

Date: November 19, 2001                      By: /s/ Randeep S. Grewal
                                                --------------------------------
                                             Randeep S. Grewal, Chairman and
                                             Chief Executive Officer


Date: November 19, 2001                      By: /s/ Max Elghandour
                                                ------------------
                                             Max Elghandour,
                                             Chief Financial Officer