Form 10-K
period 2001-12-31
GREKA ENERGY CORP
filed 2002-05-15
CIK 840402

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from             to
                                                -----------    ------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenues for 2001 were $40,755,282.

The aggregate market value of 4,391,644 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on April 30, 2002 of $6.11 as reported on the Nasdaq National Market System and based on a total of 4,698,368 shares being outstanding on that date, was $26,832,945.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

           Transitional Small Business Disclosure Format (check one).
                                 Yes [ ] No [X]

                                Table of Contents

PART I      ...............................................................    5
Item 1.     Description of Business........................................    5
Item 2.     Description of Property........................................   13
Item 3.     Legal Proceedings..............................................   22
Item 4.     Submission of Matters to a Vote of Security Holders............   22

PART II.    ...............................................................   23
Item 5.     Market for Common Equity and Related Stockholder Matters.......   23
Item 6.     Selected Financial Data........................................   23
Item 7.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operation............................   24
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....   27
Item 8.     Financial Statements...........................................   28
Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure............................   28

PART III.   ...............................................................   29
Item 10.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act..............   29
Item 11.    Executive Compensation.........................................   31
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.................................................   34
Item 13.    Certain Relationships and Related Transactions.................   35

Part IV.    ...............................................................   36
Item 14.    Exhibits and Reports on Form 8-K...............................   36

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

Cautionary Information About Forward-Looking Statements

          This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

..    the benefits expected to result from GREKA's 1999 acquisition of Saba
     Petroleum Company ("Saba") discussed below, including

..    synergies in the form of increased revenues,

..    decreased expenses and avoided expenses and expenditures that are expected to be realized as a result of the Saba acquisition, and

..    the complementary nature of GREKA's horizontal drilling technology and certain oil reserves acquired with the acquisition of Saba, and other statements of:

..    expectations,

..    anticipations,

..    beliefs,

..    estimations,

..    projections, and

other similar matters that are not historical facts, including such matters as:

..    future capital,

..    development and exploration expenditures (including the timing, amount and nature thereof),

..    drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues),

..    future production of oil and gas,

..    repayment of debt,

..    business strategies,

..    oil, gas and asphalt prices and demand,

..    exploitation and exploration prospects,

..    expansion and other development trends of the oil and gas industry, and

..    expansion and growth of business operations.

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

          GREKA cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with:

..    our ability to refinance our debt on favorable terms,

..    our ability to successfully restructure our operations,

..    the financial environment,

..    general economic, market and business conditions,

..    the regulatory environment,

..    business opportunities that may be presented to and pursued by GREKA,

..    changes in laws or regulations

..    exploitation and exploration successes,

..    availability to obtain additional financing on favorable conditions,

..    trend projections, and

..    other factors, many of which are beyond GREKA's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

          Significant factors that could prevent GREKA from achieving its stated goals include:

..    the inability of GREKA to obtain financing for capital expenditures and acquisitions,

..    declines in the market prices for oil, gas and asphalt, and

..    adverse changes in the regulatory environment affecting GREKA.

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

                                     PART I

Item 1. Description of Business

Overview of GREKA Energy Corporation

          GREKA Energy Corporation, a Colorado corporation ("GREKA" or the "Company") is a vertically-integrated energy company with primary areas of activities in California and long-term in China. The Company is committed to creating shareholder value by principally focusing on exploiting the high cash margin created from the relatively stable natural hedge by its crude production and the asphalt market in Central California. GREKA's operations are primarily conducted through our wholly owned subsidiaries established as business segments to allow for concentrated operations by region and/or markets. (Refer to financial statements NOTE 1 - Description of Business)

          As of December 31, 2001, the Company had estimated net proved reserves of approximately 13,576 MBOE with a PV-10 value before tax of $56.6 million. During 2001, the estimated net proved reserves have been lowered by 2,086 MBOE. During 2001, the throughput at the Company's asphalt refinery averaged approximately 2,370 BBL per day with the Company's present goal of reaching efficient plant capacity of 7,500 BBL per day by year-end 2003. Of this throughput, the Company's subsidiaries supplied an average of approximately 46%, or 1,090 BBL per day, from their production in California, and we plan to focus on increasing our feedstock during 2002. Also in 2001, we reported exploration success at the Potash Field, Plaquemines Parish, Louisiana with our drilling of the HD No. 1 well with initial production at over 6 MMCF per day and current production at 510 BOEPD (or 60 BOPD and 2.7 MMCFD) per day.

          Our principal offices are located at 630 Fifth Avenue, Suite 1501, New York, New York 10111 and our telephone number is (212) 218-4680.

Business Strategy

          In March 2002, we announced a restructuring of our business to focus on the integration of our Central California operations, which assets include our asphalt refinery and interests in heavy oil fields. GREKA's proactive and aggressive restructuring plan is designed to provide increased profitability and cash flow stability.

          We have established a strategy that capitalizes on our asset base to enhance shareholder value as follows:

          Integrated Operations

          Operations of GREKA are planned to focus on the integration of our subsidiaries' Santa Maria (California) assets, including an asphalt refinery and interests in heavy oil fields. The hedged operations are targeted to capitalize on the stable asphalt market in California by providing a balance of equity and third party feedstock (heavy oil) into the refinery. The integration of the refinery (100% owned) with the interests in the heavy oil producing fields (100% working interest) has successfully provided a stable ongoing hedge to GREKA on each equity barrel since June 1999. GREKA's strategy in these integrated assets is to proceed with acquisitions that enhance the long-term feedstock supply to the refinery and to cost-efficiently boost production rates from the potential drilling locations identified in the Santa Maria Valley area of central California. We anticipate that the profitability from these integrated operations will not be affected by volatile oil prices. It is also anticipated that, by using our equity barrels to supply the refinery, working capital requirements should be lower and cash flow should be enhanced. The continued stability of the price of asphalt, coupled with reduced costs for processing and lifting, should create substantial value for GREKA's shareholders.

          In March 2002, we announced as part of GREKA's unique business strategy in its integrated assets that we had closed into escrow our acquisition of Vintage Petroleum, Inc.'s oil and gas producing properties and facilities in the Santa Maria Valley of Central California. Subject to customary terms and conditions, a final closing out of escrow effective December 1, 2001 is scheduled to occur by May 31, 2002. During this escrow period, Vintage will continue to operate the properties while the crude will be delivered to GREKA's asphalt refinery, ramping up from approximately 800 BBL per day to approximately 2,000 BBL per day as of April 1st. This acquisition will increase the current equity throughput of approximately 1,200 BBL per day to approximately 3,200 BBL per day into the refinery.

          Divestiture of E&P Assets

          In March 2002, we announced GREKA's determination that our traditional exploitation and production assets are inconsistent with our restructured business strategy going forward. During second quarter 2002, we plan to sell GREKA's interests in these assets primarily including the Potash Field, Plaquemines Parish, Louisiana; Manila Village, Jefferson Parish, Louisiana; Richfield East Dome Unit, Orange County, California; and PRC 91, Orange County, California. The Company is further pursuing the sale of our exploration interests in Indonesia and a limestone reserve in Indiana.

          Exploitation, Exploration & Production

          We plan to focus on our existing concessions in strategic locations, such as China, where GREKA believes there is a significant, long-term demand for energy and a niche advantage for the Company. GREKA plans to continuously pursue new, emerging opportunities in the energy business to identify and evaluate niche markets for our proprietary drilling technology. Two specific niche targets are coal bed methane projects and gas storage. These opportunities should provide significant upside from the use of short radius horizontal laterals.

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

          During 2000, management exercised GREKA's option to repurchase our Colombian assets, closed the financing with a new bank, Canadian Imperial Bank of Commerce ("CIBC"), of up to $47.5 million with a portion of the proceeds used to reduce current debt resulting in the complete elimination of Saba's defaulted bank debt, completed the sale of all our non-core assets in Canada, settled with Capco Resources, Ltd. and its related parties whereby GREKA cancelled 840,000 shares of its common stock for $5.2 million and gained voting control over the remaining 514,500 shares owned by Capco, declared a payment of a 5% stock dividend to our shareholders of record at close of market on December 31, 2000, and completed a spot secondary public offering of 542,785 (including over-allotment option) at a price of $13.10 per share.

Year 2001 Highlights

          Highlights announced during 2001 include the following:

          . In February 2001, GREKA increased up to $46 million its credit facility with GMAC Commercial Credit LLC ("GMAC").

          . In March 2001, GREKA secured financing of up to $75 million with a new bank, closing on a revolving credit line of $16 million with an initial advance of $13.2 million.

          . In July 2001, GREKA announced a repurchase program to buy back up to 10% of its outstanding common stock.

          . In August 2001, GREKA concluded the Colombian transaction resulting in its receipt of cash and assets with an aggregate value estimated by the Company of up to $14 million.

          . In October 2001, GREKA announced exploration success at the Potash Field with the drilling of its HD No. 1 well with initial production at over 6 MMCF per day.

          . GREKA concluded all material legal matters. In October 2001, after an August 2001 court order awarding RGC International Investors $13.25 million on its claim, GREKA settled by paying RGC $11.5 million.

Acquisition Activities

          California E&P Assets

          In September 2001, for a value of approximately $8 million, all interests of Omimex Resources, Inc. in the Richfield East Dome Unit, Orange County, California, were transferred to GREKA increasing our working interest to 99% and net revenue interest to 77% for this operated property. The value of the acquired interest was determined by the Company's engineers based on an acquisition price of $3.96 per BOE on total proved reserves.

          California Integrated Assets

          In June 2001, we had executed an agreement to acquire all of Vintage Petroleum, Inc.'s oil and gas producing properties and facilities in the Santa Maria Valley of Central California for $17.75 million in cash at closing, subject to customary terms and conditions including consents and adjustments. The contracted properties consist of five fields and approximately 110 producing wells, encompassing over 5,000 acres of mineral interests and over 800 acres of real estate. In March 2002, we announced as part of GREKA's unique business strategy in its integrated assets that we had closed into escrow our acquisition of these producing properties. Subject to customary terms and conditions, a final closing out of escrow effective December 1, 2001 is scheduled to occur by May 31, 2002. During this escrow period, Vintage has operated and will continue to operate the properties while the crude has been and will continue to be delivered to GREKA's asphalt refinery, that has ramped up to approximately 2,000 BBL per day as of April 1st. This acquisition will increase the current equity throughput of approximately 1,200 BBL per day to approximately 3,200 BBL per day into the refinery.

Divestiture Activities

          Non-Core E&P Assets

          In December 2001, the Company sold its interests in the San Simon Field, Lea County, New Mexico and other mid-continent properties for a contract price of $2.2 million.

          Non-Core Colombian Assets

          For approximately $10 million, the Company sold its Colombian assets in 1999 subject to a look- back provision and valuation threshold which, by the Company's calculation, had been met. In March 2000, we exercised our option to re-purchase the Colombian assets in exchange for payment of $12.0 million, reassignment of certain California assets acquired from the buyer, and adjustments for related capital expenditures. The buyer refused to close resulting in a legal dispute. In lieu of pursuing the re-purchase of this non-core asset, the Company chose to settle these matters with the buyer which resulted in an additional $14 million fiscal benefit to the Company that included $6 million cash and the California assets discussed above valued at approximately $8 million. This settlement provided us with $24 million total value from the final disposition of our interests in Colombia.

Financing & Debt Restructuring Activities

          Bank Financing

          In February 2001, the credit facility secured by GREKA's subsidiaries' interests in certain California oil and gas properties and real estate was increased for a third time by GMAC. The transaction provides additional financing of up to $46 million by increasing the principal amount of the term loan from $25 million to $36 million, and $10 million for working capital. Modifications to the terms of the credit agreement include the extension of the credit facility to a term up to November 30, 2005.

          In March 2001, GREKA's subsidiary as borrower and the Company acting as guarantor entered into a credit and guarantee agreement with the Bank of Texas, N.A. ("Bank of Texas"). The agreement provides that GREKA's subsidiary may borrow up to $75 million. GREKA closed a revolving credit line of $16 million with an initial advance of $13.2 million against the line secured by GREKA's subsidiary's interest in certain North American oil and gas properties. A portion of the proceeds were paid to reduce the current debt of GREKA, which payment resulted in the complete elimination of all obligations owed to CIBC.

          In October 2001, our subsidiary entered into an amendment to the credit and guarantee agreement with the Bank of Texas providing an additional advance of $7.5 million against the revolving credit line secured by our subsidiaries' interests in additional North American oil and gas properties and real estate. The proceeds were paid to reduce the current debt of GREKA. (see
Item 3-"Legal Proceedings")

          Debentures

          On February 1, 2001, GREKA paid its 15% convertible senior subordinated debentures in the principal amount of $1 million, and the security of GREKA's subsidiary's interest in limestone deposits was released. There were no conversions by debenture holders into GREKA common stock at the conversion price of $20.00 per share.

          In November 2001, GREKA issued 15% subordinated convertible debentures in the aggregate amount of $1.3 million due May 31, 2002. The debentures are convertible to Company common stock at the option of the debenture holders at any time prior to payment by the Company. Upon the receipt of a duly executed notice of election to convert the GREKA debenture, the Company will convert the debenture to GREKA common stock based upon a per share conversion price equal to the lower of (i) five U.S. dollars ($5.00) or (ii) two U.S. dollars ($2.00) below the lowest closing price of Greka's common stock for the month of November 2001.

          During 2001, GREKA converted $0.28 million of its 9% senior subordinated convertible debentures into 23,307 shares of GREKA common stock and paid $0.07 million of debentures that had been redeemed, with a resulting debenture balance of $2.40 million at December 31, 2001.

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

Marketing

          Marketing of Asphalt Refinery Production

          Our asphalt refinery in Santa Maria, California produces light naphtha, kerosene distillate, gas oils and numerous cut-back, paving and emulsion asphalt products. Historically, we have focused marketing efforts on the asphalt products which are sold to various users, primarily in the Central and Northern California areas. Distillates are readily marketed to wholesale purchasers. Three customers accounted for more than ten percent of the Company's sales of North American refinery production for each of the three years in the period ended December 31, 2001, namely FAMM, Lawson and Granite which accounted for approximately 22%, 14% and 12%, respectively, of such sales.

          GREKA regards the refinery as a valuable adjunct to its production of crude oil in the Santa Maria Valley and surrounding areas. Generally, the crude oil produced in these areas is of low gravity and makes an excellent asphalt. Prices for asphalt exceed market prices for crude and costs of operating the refinery. GREKA believes that as road building and repairs increase in California and surrounding western states, the market for asphalt will expand significantly.

          We market two principal products from our refinery: liquid asphalt and light-end products (gas oil, naphtha and distillates). Liquid asphalt, which accounted for approximately 65% of total refinery production in 2001, is marketed primarily in California. While liquid asphalt is principally used for road paving and manufacturing roofing products, all of the liquid asphalt sold by GREKA's subsidiary is used for pavement applications. Paving grade liquid asphalt is sold by GREKA's subsidiary to hot mix asphalt producers, material supply companies, contractors and government agencies.

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

          Growth in the California economy generally means well for the Company, as increased business activity results in increased construction activity, including new road construction and repair efforts on existing roads in both the public and private sectors. A slowing economy could negatively impact both sales and pricing of products.

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

          Marketing of our Oil and Gas Production

          The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. Substantially all of our North American crude oil production is sold at the wellhead at posted prices under short term contracts, as is customary in the industry. Other than production from the Company's Integrated Operations Division which is transported to our refinery, three customers accounted for more than ten percent of the Company's sales of North American oil and gas production during 2001, namely Tosco, Adams Resources and Plains Marketing, L.P. which accounted for 34%, 34% and 21% respectively, of such sales.

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

          Our management believes we have an advantage over our competition in the regional asphalt market within Central California because of our vertical integration and self-sufficiency in our Integrated Operations Division, resulting in margins higher than other refiners in the same market.

          Our management believes we have a further advantage over our competition due to our acquired license from BP Amoco of the Short Radius Horizontal Drilling technology, our level of field expertise in applying the proprietary technology and our ability to apply these drilling techniques at a fraction of the cost compared to conventional drilling techniques utilized by our competition. Although BP Amoco has provided licenses to others, GREKA feels that its strategy to apply the proprietary technology to its own oil and gas properties and to penetrate new niche markets utilizing the proprietary technology is within an entirely different market segment than any of the other licensees who are concentrating on providing contract drilling services to non-owned properties within their respective geographical area. We have not felt any competitive pressure relative to our acquisition strategy focused on the unique application of our niche, short-radius horizontal drilling technology.

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

Employees

          As of April 30, 2002, GREKA and its subsidiaries had 121 full-time employees. None of GREKA's employees is subject to a collective bargaining agreement. GREKA considers its relations with its employees to be satisfactory.

Shareholders Rights Plan

          We have a shareholder rights plan in order to preserve the long-term value of the Company for GREKA's shareholders. Under the shareholder rights plan, one right will be distributed for each outstanding share of GREKA common stock. Each right will entitle the holder to buy one share of GREKA common stock for an initial exercise price of $57.14 per share. The rights will initially trade with common shares and will not be exercisable unless certain takeover events occur. The plan generally provides that if a person or group acquires or announces a tender offer for the acquisition of 9.9% (amended from 12% by approval of GREKA's Board of Directors in May 2001) or more of GREKA common stock without approval of the Board of Directors, the rights will become exercisable and the holders of the rights, other than the acquiring person or group, will be entitled to purchase shares of GREKA common stock (or under certain circumstances stock of the acquiring entity) for 50% of its current market price. The rights may be redeemed by GREKA for a redemption price of $.01 per right.

Retirement Plan

          The Company sponsors a defined contribution retirement savings plan (401(k) Plan) to assist all eligible U.S. employees in providing for retirement or other future financial needs. We currently provide matching contributions equal to 50% of each employee's contribution, subject to a maximum of 8% of their eligible contribution.

Net Profit Sharing Plan

          The Company has a net profit sharing plan ("NPSP") for employees that fulfill certain qualification requirements. The NPSP provides for an equal disbursement normally of 10% of the Company's pretax income, excluding extraordinary gains. Such disbursement is planned to follow the filing of the annual audited financial statements of the Company. However, the NPSP could be suspended, increased or otherwise amended at the discretion of our Board of Directors for any specific year.

Item 2. Description of Property

          The following description of the GREKA properties at December 31, 2001 includes all discussions of prior operations of all of GREKA's properties and those of its wholly owned subsidiaries.

GREKA's Properties as of December 31, 2001

          GREKA owned interests in approximately 523 wells at December 31, 2001.

          The majority of these wells are concentrated along the central coast of California and in Louisiana. In 2001, California (heavy oil) and Louisiana
(gas) were the primary and focused areas of exploitation and development activities. At December 31, 2001, GREKA also operated wells and had exploitation and development activities in other regions of California and in several states outside of California and Louisiana, principally New Mexico and Texas. GREKA's evaluation of international exploration and exploitation projects are in Indonesia and China. The Company continuously evaluates the profitability of its oil, gas and related activities and, as part of its strategic business plan, intends to divest unprofitable leases or areas of operations that are not consistent with its business strategy.

Exploitation and Development Activities

          The following is a brief discussion of significant developments in the Company's recent exploitation and development activities through its wholly owned subsidiaries:

          United States

          California (Integrated)

          Approximately 34.8% of GREKA's proved reserves at December 31, 2001 (4.7 MMBOE) were located in four onshore fields in California's central coast region. Daily production from the Central Coast Fields averaged 1,361 BOE for the year ended December 31, 2001, representing 43.3% of GREKA's total production. GREKA operates all of its wells in the Central Coast Fields.

          California (E&P)

          GREKA also holds interests in other California areas, which represented 30.8% (4.2 MMBOE) of GREKA's proved reserves at December 31, 2001. GREKA's share of daily production from these other interests averaged 684 BOE (1,016 BOE gross) for the year ended December 31, 2001, representing 21.8% of GREKA's total production.

          Louisiana

          Approximately 31.3% of GREKA's proved reserves at December 31, 2000 (4.2 MMBOE) were located in two fields in Louisiana. GREKA's share of daily production from the Louisiana fields averaged 852 BOE (1,032 BOE gross) for the year ended December 31, 2001, representing 27.1% of the Company's total production.

          Other States

          In addition to our California and Louisiana properties, GREKA owns producing properties in a number of other states, but primarily New Mexico and Texas, which collectively represented 3.1% of GREKA's proved reserves at December 31, 2001 (0.4 MMBOE). GREKA's share of daily production from these properties averaged 136 BOE (264 BOE gross) for the year ended December 31, 2001, representing 7.8% of GREKA's total production.

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

          GREKA's 2002 discretionary capital expenditure budget for properties is dependent upon the price for which its products are sold and upon the ability of GREKA to obtain external financing. Subject to these variables and based on the current asset base, we expect our cash flow and credit facilities to fund approximately $30 million in 2002 for capital expenditure, which includes the acquisition of Vintage properties for $18 million. The budget is primarily allocated to the development of the Integrated Operations Division.

Exploration Activities

          GREKA further plans to expand its existing reserve base by developing high potential exploration prospects in known productive regions. GREKA believes these activities complement its traditional development and exploitation activities. In pursuing these exploration opportunities, GREKA may use advanced technologies, including 3-D seismic and satellite imaging. In addition, GREKA may seek to limit its direct financial exposure in exploration projects by entering into strategic partnerships that shift the drilling related financial risks to partners while providing the Company with an upside upon a successful event. At December 31, 2001, GREKA had exploration plays in three primary areas:
California, Indonesia and China.

          The following is a brief discussion of significant developments in the Company's recent exploration activities through its wholly owned subsidiaries:

          California

          Coalinga Nose Exploration Prospect, Fresno County, California. GREKA has leases and contractual rights covering approximately 9,000 acres of land in the region of the prolific Coalinga oil field in the San Joaquin Valley of California. GREKA participated in a 16 square mile 3-D seismic survey covering this area and has interpreted the survey. Nineteen anomalies have been identified in the prospect area, covering five potentially productive zones, ranging in depth from 6,500 to 12,000 feet. GREKA has an 89% working interest below and a 9% working interest above the Gatchell formation in the Leda Prospect, Pleasant Valley, and Cotton Gin Prospects. In April 2001, we entered into a farmout agreement of our 89% interest in the deep rights under the east half of our acreage block in which we retained a 22.25% back-in interest after payout. The farmee drilled the initial well to 11,200' with completion in September 2001. However, this initial well could not be tested, as the integrity of the well bore could not be sustained. The farmee, who abandoned the well in March 2002, did not earn any right to participate in the prospect.

Foreign Operations

          Indonesia

          West Java Exploration Prospect, Jakarta, Indonesia. GREKA is a party to a production sharing contract, along with Pertamina, the Indonesian state-owned oil company, covering 1.275 million unexplored acres on the Island of Java near a number of producing oil and gas fields. The 30-year contract provides that oil and gas in commercial quantities must be discovered prior to September 2003. A portion of the block has been distinctly identified as the Jonggol area consisting of 500,000 acres. The Jonggol area has two prospects and eleven leads. In March 2002, the Company, which has a 75% interest in the block, entered into an agreement to sell its exploration interests in Indonesia. The sale requires the customary consent by Pertamina, the Indonesian state-owned oil company, that has been requested and is currently pending.

          China

          Fengcheng Coalbed Methane Exploration Prospect, Jiangxi, China. GREKA is a party to a production sharing contract with the China United Coalbed Methane Corporation Ltd., which contract has been approved by the Chinese Ministry of Foreign Trade and Economic Cooperation, to jointly exploit coalbed methane resources in Fengcheng, East China's Jiangxi Province. The contract block in which GREKA has a 49% working interest covers a total area of 380,534 acres. The 30-year contract provides that GREKA as operator will drill at least ten coalbed methane wells over a three year term. Two production test wells have been drilled and were both successful. The Company intends to drill 5 wells in 2002 to prove reserves this year and to thereafter formulate detailed development plans.

Oil and Gas Producing Properties

          At December 31, 2001, we owned and operated domestic producing properties in 8 states, with our U.S. proved reserves located primarily in two core areas:

California and Louisiana which represent approximately 65.6% and 31.3%, respectively, of our proved reserves (BOE).

          The following table summarizes GREKA's estimated proved oil and gas reserves by geographic area as of December 31, 2001. The following table includes both proved developed (producing and non-producing) and proved undeveloped reserves. Approximately 37.9% of the total reserves reflected in the following table are proved undeveloped. There can be no assurance that the timing of drilling, reworking and other operations, volumes, prices and costs employed by Netherland Sewell & Associates, independent petroleum engineers will prove accurate. Since December 31, 2001, oil and gas prices have generally increased. At such date, the price of WTI crude oil as quoted on the New York Mercantile Exchange was $19.84 per Bbl and the comparable price for April 30, 2002 was $27.29. Quotations for the comparable periods for natural gas were $2.57 per Mcf and $3.80 per Mcf, respectively. The proved developed and proved undeveloped oil and gas reserve figures are estimates based on reserve reports prepared by GREKA's independent petroleum engineers Netherland Sewell & Associates. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves comprise a substantial portion of GREKA's reserves and, by definition, had not been developed at the time of the engineering estimate. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on GREKA and its operations.

                                December 31, 2001

                                  Proved Reserves, net
                                Gross     Oil      Gas                              PV-10 Value
 Property                       Wells   (MBbls)   (MMcf)    MBOE    Dollar Value         %
 --------                       -----   -------   ------   ------   ------------    -----------
                                                                   (In thousands)
California:
   Integrated Ops ...........    340     4,374     1,912    4,722      $11,182          19.7%
   E&P ......................    136     3,896     1,586    4,184      $13,565          24.0%
Total
   California ...............    476     8,270     3,498    8,906      $24,747          43.7%
Louisiana ...................     30     1,704    13,982    4,246      $30,269          53.5%
Other United
   States ...................     17        78     1,902      424      $ 1,602           2.8%
Total United
   States ...................    523    10,052    19,382   13,576      $56,618         100.0%

          The following is a brief discussion of our oil and gas operations in our major fields:

          California

          Central Coast Fields. GREKA's subsidiary operates four fields in the Central Coast area of California. These fields provide equity crude oil for GREKA's wholly owned asphalt refinery. The fields are Cat Canyon, Casmalia, Gato Ridge and Santa Maria Valley which collectively have an average working interest of 100% in 107 active wells producing 1,361 BOEPD (gross). These fields represent 34.8% of GREKA's total proved reserves. In March 2002, we announced a restructuring of our business to focus on the integration of our Central California operations, which assets include our asphalt refinery and these interests in heavy oil fields.

          We have established a horizontal drilling program by re-entering existing idle wellbores and drilling short radius laterals utilizing proprietary technology patented from BP Amoco. The reduced cost for re-entries ($125,000 per well) should contribute to a higher economic success rate and additional economic reserves. Earlier drilling has delineated the S1b Sisquac Sand in the Cat Canyon Field and S2 Sisquac Sand in the Gato Ridge Field as those formations with the highest opportunities for success. In 2001, no wells were drilled. Management plans to drill up to 6 horizontal re-entries during 2002 primarily to exploit these two reservoirs plus explore the Monterey Zone.

          Richfield East Dome Unit. The Richfield East Dome Unit is a mature waterflood in Orange County, California, operated by GREKA's subsidiary and producing 684 BOPD. The field has proved net reserves of 2.4 MMBO valued at PV-10 $6.2 million or 17.7% of the Company's total reserve value. In September 2001, we increased our working interest in this field to 99% and net revenue interest to 77%. (see Item 1-"Description of Business, Acquisition Activities, California E&P Assets") Waterflood operations were initiated in 1974 by Texaco. Field facilities are in sufficiently satisfactory condition to service the waterflood operation through the remaining life of the field. During second quarter 2002, we plan to sell GREKA's interests in this asset.

          North Belridge Field. The North Belridge Field is located in Kern County, California. GREKA's subsidiary is the operator and owns 100% working interest in 42 wells on three leases covering 270 contiguous acres. The wells produce from two formations-- light oil from the Diatomite zone and heavy oil from the Tulare formation. Current production is about 278 BOEPD, net proved reserves are 1.5 MMBOE valued at PV-10 $6.2 million.

          Louisiana

          Potash Dome Field. The Potash Dome Field is located in Plaquemines Parish south of New Orleans, Louisiana, overlying a salt dome. The wells on the west side of the field are land based while the wells on the east side produce from single well structures located in shallow inland water. GREKA's subsidiary operates the 3000 acre field and has 100% working interest in 21 wells. Proved net reserves in the field are 1.6 MMBO and 14 BCFG valued at PV-10 $30.1 million. There exists substantial drilling opportunities in the field with net proved undeveloped reserves of 0.6 MMBO and 8.2 BCFG in seven drilling locations as determined by Netherland, Sewell & Associates, Inc., GREKA's independent petroleum engineers. During 2001, as the first of a four-phased program in the 2001 business plan, we successfully executed our initial five-well recompletion program, namely: Orleans Levee Board ("OLB") #77, #94, B-10, #90, #77, and SL508 #25. During the second phase of our program, also in 2001 we drilled to a total depth of 10,604' and dually completed in the 11-B gas sand and the 9-A oil sand our first well, Haspel & Davis No. 1, in the 9-A zone. Initial production from this well was at over 6 MMCF per day and current production is at 510 BOEPD (or 60 BOPD and 2.7 MMCFD). The well, which was directionally drilled beneath a large salt overhand in inland waters utilizing The Parker Drilling Co. rig #8B 1000 HP barge, was set to TD with 7 5/8" of production casing. This success proved the technical interpretation by GREKA of the potential reservoirs in this field. With our completion of the HD No. 1 well, the field has a total of 96 wells drilled to depths varying from 600' to 14,000' with 21 wells remaining. Additionally, GREKA believes there is substantial opportunity to add gas reserves in a deeper zone called the Tex "W" which is owned 50% by GREKA's subsidiary and 50% by Exxon-Mobil. During second quarter 2002, we plan to sell GREKA's interests in this asset.

          Manila Village Field. The Manila Village Field is located in Jefferson Parish, south Louisiana. There are net proved reserves of 0.1 MBO in this field as of December 31, 2001. In April 2002, we sold our interest in this field.

          Other United States

          Southwest Tatum Field. The Southwest Tatum Field operated by GREKA's subsidiary is located in Lea County, New Mexico. This field was discovered in 1996 through the use of 3-D seismic. There are four different productive horizons in the field, Devonian, Canyon, Cisco, and Wolfcamp. There are net proved developed reserves of 0.1 MBO and 0.1 MMCFG in the field as of December 31, 2001.

          San Simon Field. The San Simon Field is located in Lea County, New Mexico. In 2001, GREKA's subsidiary operated one oil well and three gas wells. The oil well is the only producer in the field completed in the Wolfcamp formation. This property was sold as of December 31, 2001.

Oil and Gas Reserves

          Our proved reserves and the estimated present value of future revenues from proved developed and undeveloped oil and gas properties in this document have been estimated by our independent petroleum engineers. In 1999, 2000 and 2001, Netherland, Sewell & Associates, Inc. prepared reports on GREKA's reserves in the United States. The estimates of these independent petroleum engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by GREKA. In accordance with the SEC's guidelines, GREKA's estimates of future net revenues from GREKA's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalation. Future gross revenues at December 31, 2001 reflect weighted average prices of $14.53 per BOE compared to $26.93 per BOE and $17.90 per BOE as of December 31, 2000 and 1999, respectively.

          The following tables present total estimated proved developed producing, proved developed non-producing and proved undeveloped reserve volumes as of December 31, 1999, 2000 and 2001 and the estimated present value of future net revenues ("PV-10") (based on current prices and costs at the respective year's end, using a discount factor of 10 percent per annum). As used herein, the term "proved undeveloped reserves" are those which can be expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage is limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We do not include estimates for proved undeveloped reserves attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir. There can be no assurance that these estimates are accurate predictions of reserves or of future net revenues from oil and gas reserves or their present value. The prices received for oil and gas have generally increased since the preparation of the 2001 year end engineering estimates.

                                           Estimated Proved Oil and Gas Reserves

                                                     At December 31,
                                               ---------------------------
                                               1999(1)   2000(1)   2001(1)
                                               -------   -------   -------

Net oil reserves (MBbl)
   Proved developed producing ..............     6,469     7,059     4,310
   Proved developed non-producing ..........       825     1,309     2,664
   Proved undeveloped ......................     3,237     3,644     3,078
                                                ------    ------    ------
    Total proved oil reserves (MBbl) .......    10,531    12,012    10,052
                                                ======    ======    ======
Net natural gas reserves (MMcf)
   Proved developed producing ..............     3,364     5,184     2,206
   Proved developed non-producing ..........     5,398     4,758     5,822
   Proved undeveloped ......................     8,836    10,133    11,354
                                                ------    ------    ------
    Total proved natural gas
       reserves (MMcf) .....................    17,598    20,075    19,382
                                                ======    ======    ======

Total proved reserves (MBOE) ...............    13,732    15,662    13,576

----------
(1) Does not include reserve volumes attributable to the Company's interest in assets subsequently divested.

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

                                             Estimated Present Value of
                                                 Future Net Revenue
                                                   (In thousands)
                                                   At December 31,
                                            ----------------------------
                                            1999(1)    2000(1)   2001(1)
                                            -------   --------   -------

PV-10 Value
   Proved developed producing ..........    $39,689   $ 67,080   $15,180
   Proved developed non-producing ......      8,977     37,160    21,164
   Proved undeveloped ..................     18,487     59,637    20,274
                                            -------   --------   -------

      Total ............................    $67,153   $163,877   $56,618
                                            =======   ========   =======

----------
(1) Does not include reserve volumes attributable to the Company's interest in assets subsequently divested.

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

          The following table summarizes sales volume, sales price and production cost information for GREKA's net oil and gas production for each of the years in the three-year period ended December 31, 2001.

                                       Year Ended December 31,
                                     ---------------------------
                                     1999(1)   2000(1)   2001(1)
                                     -------   -------   -------

Production Data:
  Oil (MBbls) ....................       505       770       827
  Gas (MMcf) .....................       862     1,807     1,848
    Total (MBOE) .................       685     1,099     1,163

Average Sales
  Price Data
  (Per Unit):

  BOE ............................    $13.85    $22.14    $19.51

Selected Data
 per BOE:
  Production costs(2) ............    $ 7.57    $ 6.49    $ 7.87
  General and
    administrative ...............    $ 3.35    $ 5.79    $ 3.22
  Depletion,
    depreciation and
    amortization .................    $ 2.72    $ 2.90    $ 4.34

----------
(1) Does not include reserve volumes attributable to the Company's interest in assets subsequently divested.

(2) Production costs include production taxes.

Drilling Activity

          With respect to GREKA's participation in the drilling of exploratory and development wells for each of the three years in the three year period ended December 31, 2001, there has been no drilling activity except as set forth in the following table:

                                        Year Ended December 31,
                     -----------------------------------------------------------
                            1999                2000                2001
                     -----------------   -----------------   -------------------
                     Gross(1)   Net(2)   Gross(1)   Net(2)   Gross(1)   Net(2)
                     --------   ------   --------   ------   --------   ------

United States:
Development Wells
  Oil                   --        --         5        5         1          1
  Gas                   --        --        --       --         1          1
  Dry (3)               --        --         1        1        --         --

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

Productive Oil and Gas Wells

          The following table sets forth information at December 31, 2001, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in) in which GREKA through its subsidiaries owned a working interest:

                    Oil           Gas          Total
                Gross   Net   Gross   Net   Gross   Net
                -----   ---   -----   ---   -----   ---

United States    498    450     25     9     523    459
                =====   ===   =====   ===   =====   ===

Oil and Gas Acreage

          The following table sets forth certain information at December 31, 2001 relating to oil and gas acreage in which GREKA through its subsidiaries owned a working interest:

                           Developed(1)      Undeveloped
                         ---------------   --------------
                          Gross     Net     Gross    Net

United States            21,070   16,180   11,201   8,025
                         ======   ======   ======   =====

(1)  Developed acreage is acreage assigned to productive wells.

Title to Properties

          Many of GREKA's subsidiaries' oil and gas properties are held in the form of mineral leases, licenses, reservations, concession agreements and similar agreements. In general, these agreements do not convey a fee simple title to GREKA, but rather, depending upon the jurisdiction in which the pertinent property is situated, create lesser interests, varying from a profit a prendre to a determinable interest in the minerals. In some jurisdictions, notably non-U.S. jurisdictions, GREKA's subsidiaries' interest is only a contractual relationship and bestows no interest in the oil or gas in place. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. GREKA believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves. Because most of GREKA's oil and gas leases require continuous production beyond the primary term, it is always possible that a cessation of producing or operating activities could result in the loss of a lease. Assignments of interest to and/or from GREKA'S subsidiaries may not be publicly recorded.

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

Average Sales Price and Production Cost

          The following table sets forth information concerning average per unit sales price and production cost for GREKA's oil and gas production for the periods indicated:

                                         Year Ended December 31,
                                        ------------------------
                                         1999     2000     2001
                                        ------   ------   ------

Average sales price per BOE:
  Integrated Ops ....................   $10.82   $18.63   $16.82
  E&P Americas ......................    17.14    25.27    21.77
  Combined ..........................    13.86    22.14    19.51

Average production cost per BOE:
  Integrated Ops ....................   $ 8.74   $ 3.99   $ 6.51
  E&P Americas ......................     5.80     6.88     8.00
  Combined ..........................     7.47     5.51     7.87

Asphalt Refinery

          GREKA owns an asphalt refinery in Santa Barbara County, California through a wholly owned subsidiary. The refinery is a fully self-contained plant with steam generation, mechanical shops, control rooms, office, laboratory, emulsion plant and related facilities, and is staffed with a total of 21 operating, maintenance, laboratory and administrative personnel.

Real Estate Activities

          GREKA'S subsidiaries from time to time purchased real estate in conjunction with their acquisition of oil and gas and refining properties in

California and plan to continue this practice. At December 31, 2001, the Company owned through its subsidiaries approximately 2,500 acres in Santa Barbara County, California and approximately 6 acres in Orange County, California. GREKA has used a portion of its real estate holdings for agricultural purposes. GREKA plans to retain some of these real estate holdings for asset appreciation which may include developmental activities at a future date.

Limestone Properties

          GREKA owns a non-core, 355 acre limestone property located in Monroe County, Indiana. The limestone deposits are made up of Salem limestone, which produces a high industrial grade calcium oxide or calcium carbonate used in scrubbing machinery that cleans the gaseous emissions from coal burning generators. The Company is pursuing the sale of GREKA's interests in this asset.

          In 1999, GREKA sold its interest in the limestone property in exchange for a $5.7 million non-recourse promissory note, secured by the limestone property. The buyer defaulted on the note, and the parties litigated their claims for which the court in May 2001 ordered in favor of GREKA and the property was reconveyed to GREKA.

Offices

          GREKA leases approximately 1,000 square feet of office space at 630 Fifth Avenue, Suite 1501, New York, New York, for its executive offices through September 30, 2004. GREKA's offices are located in Santa Maria, California; Houston, Texas; and Beijing, China. In March 2002, GREKA announced that, due to the divestiture of related assets, it closed its international offices in Jakarta, Indonesia and Bogota, Colombia and will be downsizing its E&P Americas unit in Houston to a satellite office.

Item 3. Legal Proceedings

          Bank of Texas, N.A. v. Greka AM, Inc. and GREKA Energy Corporation (Case No. 02-00771, 160th Judicial District Court of Dallas County, Texas, January 2002). Bank of Texas alleged a default on the loan to GREKA's subsidiary and brought an action seeking repayment of the loan plus unspecified exemplary damages and attorney fees. GREKA filed counter-claims seeking contract and unspecified exemplary damages and attorneys' fees. The parties have entered into a forbearance agreement through June 30, 2002 by which time the parties' claims shall be settled or GREKA shall proceed to vigorously defend all claims asserted by Bank of Texas and seek counter-relief.

          Liens and legal actions in connection therewith alleging nonpayment or untimely payment for services or goods provided to GREKA's properties in an aggregate amount of approximately $5.2 million have been filed against our subsidiary's working interests. We plan to settle these claims concurrent with if not before the planned sale of our assets and debt restructuring in the second quarter.

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

Item 4. Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on December 7, 2001, the following individual was elected to the Board of Directors to serve for a 3-year term ending 2004 as a Class A director:

                    Votes For   Votes Withheld
                    ---------   --------------

Randeep S. Grewal   3,546,272       148,890

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

                           Bid
                           ---
  Quarter Ended        Low     High

March 31, 1999        4.875   10.500
June 30, 1999         6.375    9.125
September 30, 1999    7.000   13.500
December 31, 1999     7.500   12.000
March 31, 2000        8.563    9.500
June 30, 2000         8.625    8.813
September 30, 2000   14.375   15.688
December 31, 2000    12.750   13.438
March 31, 2001       12.250   14.813
June 30, 2001        10.000   14.375
September 30, 2001    7.500   11.600
December 31, 2001     6.950    9.150
March 31, 2002        6.010    8.630

          On April 30, 2002 there were approximately 885 registered holders of GREKA's common stock. Based on a broker count, GREKA believes at least an additional 3,692 persons are shareholders with street name positions.

          Holders of GREKA common stock are entitled to receive such dividends as may be declared by the GREKA board of directors. GREKA has not yet paid any cash dividends, and the board of directors of GREKA presently intends to pursue a policy of retaining earnings for use in GREKA's operations and to finance expansion of its business. In January 2001, GREKA issued a 5% stock dividend to its shareholders of record at close of market on December 31, 2000 increasing the total number of shares outstanding by 215,394. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

          In July 2001, the Company announced a repurchase program to buy back up to 10% of its outstanding common stock, which repurchase is subject to market conditions and will occur through open market purchases or privately negotiated transactions at prices and on terms acceptable to management. At December 31, 2001, GREKA repurchased 25,000 shares of its common stock and canceled such shares so that they became authorized but unissued shares of common stock.

Item 6. Selected Financial Data.

          The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The financial data for each of the five years ended December 31, 2001, were derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with the Company's financial statements included elsewhere in this report.

                                                                 Years Ended December 31,
                                                   ----------------------------------------------------
                                                     2001         2000       1999       1998      1997
                                                   --------     --------   --------   -------   -------

                                                            (In thousands, except per share data)
Income Statement Data:

Revenues .......................................   $ 40,755     $ 49,067   $ 29,138   $   146   $   212

Production and Product Costs ...................   $ 24,782     $ 25,200   $ 17,821   $   121   $   248

General and administrative .....................   $  7,974     $  6,699   $  3,205   $ 1,542   $   756

Depletion, depreciation &
  amortization .................................   $  5,579     $  3,592   $  3,024   $   333   $    24

Other operating expenses .......................   $    300     $  2,377   $     --   $    --   $    --

Interest Expense ...............................   $  4,157     $  4,535   $  1,860   $    32   $    25

Other Expenses Net .............................   $ (5,540)    $   (992)  $ (1,696)  $  (526)  $   (34)

Minority Interest ..............................   $     --     $     --   $     21   $    --   $    --

Income tax (expense) benefit ...................   $    (37)    $   (362)  $    (46)  $    --   $    --

Equity in Earnings..............................   $     --     $     --   $    569   $   586   $    --

Cumulative effect of change in accounting ......   $     --     $    853   $     --   $    --   $    --

Net (loss) income  .............................   $ (7,614)    $  4,457   $  3,367   $(5,548)  $  (851)

(Loss) income per common share:

Basic net (loss) income per share ..............   $  (1.67)    $   1.00   $   0.80   $ (3.25)  $ (1.37)

Cash dividend per share ........................   $     --     $     --   $     --   $    --   $    --
Basic weighted average common
  shares outstanding ...........................      4,555        4,476      4,203     1,702       621
Diluted weighted average common
  shares outstanding ...........................      4,651        4,763      4,801     1,702       621

Balance Sheet Data (end of period):

Working Capital ................................   $(50,355)*   $ (2,664)  $(14,176)  $(1,828)  $ 3,133
Net property and equipment .....................   $ 89,465     $ 77,182   $ 70,287   $ 4,426   $ 6,795
Total assets ...................................   $100,049     $ 98,813   $ 84,214   $20,807   $10,803
Long-term obligations ..........................   $ 13,445     $ 28,207   $ 15,696   $    53   $    77
Total stockholders' equity .....................   $ 33,165     $ 40,211   $ 33,378   $18,505   $ 9,095

* Includes reclassification of long-term debt to current due to a technical default.

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

          During the latter part of 1998 and early 1999, management of GREKA was primarily focused on the acquisition of Saba and considerable expenses were incurred in connection with the Saba transactions in the fourth quarter of 1998 and the first quarter of 1999. Due to the significance to GREKA of the Saba acquisition, GREKA's management and staff devoted a substantial amount of time and effort to the acquisition.

          In view of the significant differences between GREKA's corporate structure before the March 1999 acquisition of Saba, comparisons of GREKA's results of operations for 1998 and 1997 are considered by management to be neither relevant nor representative of GREKA Energy's long-term potential.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

          Revenue decreased by 17% or $8,311,858 from $49,067,140 for 2000 to $40,755,282 for 2001. The decrease was mostly due to both lower volume sales of 8%
from 1,080,604 barrels in 2000 to 998,640 barrels in 2001, and 15% lower average sales prices of refined products form $29.26 in 2000 to $24.87 in 2001 at our integrated operations.

          Production and product costs decreased by 2% or $417,681 from $25,199,620 in 2000 to $24,781,939 in 2001. The overall decrease was net of an increase of 9% in the average per barrel cost from $11.20 in 2000 to $12.22 in 2001, or a total of $2,068,498 offset by a decrease of 10% in volume from 2,249,495 barrels in 2000 to 2,027,945 barrels in 2001 or a total decrease of $2,486,179. The decrease in volume of barrels of throughput at the integrated operations contributed to the overall increase in the average per barrel cost for the year.

          General and Administrative expenses increased by 19% or $1,274,908 from $6,699,275 for 2000 to $7,974,183 due to increase in audit, legal, consulting and insurance costs coupled with costs associated with increase of personnel and related fringe benefits.

          Operating Income decreased 81% or $9,078,639 from $11,198,901 in 2000 to $2,120,262 as a direct result of a decrease in revenues of $8,311,858 or 92% (explained above) coupled with increase in general and administrative expenses and depreciation, depletion and amortization expenses.

          Depreciation, depletion and amortization increased 55% or $1,986,657 primarily as a result of increase in the per barrel rate of depletion from $3.43 in 2000 to $4.80 in 2001. The increase in the depletion rate was a result of an increase of 40% in the asset base relating to oil and gas properties coupled with a decrease of 13% in the overall reserves from 15,662 MBOE in 2000 to 13,576 MBOE in 2001.

          Interest Expense decreased 8% from $4,535,174 in 2000 to $4,157,110 for 2001 mostly due to a decrease in the interest rates applied to average outstanding loan balances.

          Other Expense net increased by 75%, or $4,170,693, from $5,526,613 in 2000 to ($9,697,306) in 2001, mostly due to expenses and non-recurring charges associated with settlement of litigation post acquisition adjustments.

          Net income decreased by 271%, or $12,070,758, from $4,457,214 for 2000 to ($7,613,544) for 2001. The variance is mostly due to a 69% decrease in revenue of $8,311,858 and a 31% net increase of expenses, or $3,758,900 consisting mainly of nonrecurring charges resulting from settlement of material litigation and post acquisition adjustments.

          Capital expenditures increased 26% or $3,568,957 from $13,602,000 in 2000 to $17,170,957 in 2001. Capital expenditures were utilized primarily for drilling activities in E&P Americas.

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

          Capital expenditures increased from $2,092,000 in 1999 to $13,602,000 in 2000. Capital expenditures were utilized primarily for drilling activity in the E&P Americas gas drilling program and re-working our Integrated Operations heavy oil wells. Capital expenditures are expected to rise to $30 million during 2001.

Cash Flows

          Cash provided by operating activities decreased 54% or $6,356,735 from an inflow of $11,674,581 for 2000 to $5,317,847 for 2001. Net income for the period adjusted for non-cash charges provided $47,669 of cash inflow.

          The Company's net cash flows from investment activities increased from a net outflow of $13,601,519 for 2000 to a net outflow of $16,030,140 for 2001. The increase was due to an unanticipated increase in expenditures associated with the drilling of the Haspel and Davis #1 well at Potash, coupled with expenditures associated with the 3-year cycle for the major turnaround maintenance program at the asphalt refinery.

          The Company's net cash flow provided by financing activities increased slightly or 3% from $6,096,318 in 2000 to $6,296,697 in 2001. Cash was provided during 2001 from proceeds of the Company's financing facilities with the Bank of Texas and GMAC.

Liquidity and Capital Resources

          The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions of our consolidated entity. The Company's growth is focused on acquisitions that are strategic and in accordance with its business plan. It is intended that such acquisitions will be achieved concurrent with the closing of adequate financing. Historically, GREKA has relied on cash flow from operations to finance operational capitalized expenditures. In 2001, GREKA had expended $17,170,957 for its capitalized expenditures. For 2002, GREKA has budgeted $30 million for its discretionary capitalized expenditures, which includes the acquisition of Vintage properties for $18 million, to be funded by its cash flow and credit facilities. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and economic trends. The anticipated sources of funds for such growth opportunity are cash flow from operations and external financings.

          Further, GREKA intends to achieve the following:

     . In addition to eliminating the trade and bank debt estimated at $25M related to our traditional exploration and production assets that are planned to be sold, we have embarked on a complete restructuring of our remaining long-term and maturing debt of $20m. The debt restructuring scheduled during the second quarter is intended to payoff all remaining non-trade debt including debentures of $6M, fund the acquisition of the escrowed Vintage Petroleum, Inc. properties of $18.5M, provide availability for targeted acquisitions within the Integrated Operations' business plan, continued development of our interests in China, and working capital.

     . Continue to execute an aggressive rework program to return to production existing wells on all properties that have shut-in wells.

     . Utilize the in-house proprietary and cost effective horizontal drilling technology to enhance production in the Santa Maria Valley area, increasing the equity oil and gas production as well as new gas treatment facilities.

     . Continue to acquire assets to enhance the benefit of integrated operations that collectively provide for low cost operating expenses and high cash flow.

     . Drill five new wells in China in a pilot program to confirm anticipated production levels of Coalbed Methane (CBM), and upon successful completion, develop and implement the appropriate plan to exploit the additional acreage.

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

For an analysis of certain contractual and commercial obligations in 2002 and thereafter, see "Disclosures about Contractual Obligations and Commercial Obligations and Certain Investments", shown below. The following table reflects the contractual cash obligations and other commercial commitments in the respective periods in which they are due.

                                              Total
                                             Amounts      Less than
Contractual Obligations                     Committed      1 Year      1-2 Years     3-4 Years      Thereafter
-----------------------                     ---------      ------      ---------     ---------      ----------
                                                                 (Thousands of Dollars)
Debt                                        $ 43,132       33,644          6,043         3,445              --

Operating Leases                                 353          175            178            --              --
                                           --------------------------------------------------------------------
Total Contractual Cash Obligations          $ 43,485    $  33,819       $  6,221      $  3,445          $   --
                                           ====================================================================

Our continuation as a going concern is dependent upon our ability to successfully establish the necessary financing arrangements and implement our strategies consistent with our restructuring plans announced in the first quarter of 2002. However, although no assurances can be given, we remain confident that we will be able to continue operating as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          At December 31, 2001, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

          Interest Rate Risk - The Company is exposed to the impact of interest rate changes. The Company has approximately $4.3 million outstanding under its Revolving credit agreements and $32 million under its term loan facility which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rates are based on current market rates (Prime rate or Federal Funds Rate) plus a range of 100 to 300 basis points.

          Commodity price risk - The Company is subject to the market risk associated with changes in commodity prices of the underlying crude oil and refined products; such changes in values are generally offset by changes in the sale prices of the Company's refined products.

          Credit Risk - Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is mitigated by the stability, longevity and financial soundness of the Company's customers. Although 83% of the Company's sales are made to six customers, these customers are not a credit risk since most of their sales are to funded city, state or federal government projects.

Inflation

     GREKA does not believe that inflation will have a material impact on GREKA's future operations.

          Critical Accounting Policies and Use of Estimates

          Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant financial estimates are based on remaining proved natural gas and oil reserves.

          Full Cost Accounting - The Company uses the full cost method to account for our natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool". Capitalized costs include costs of all unproved properties, internal costs directly related to our natural gas and oil activities and capitalized interest. The Company amortizes these costs using a unit-of-production method. Greka computes the provision for depreciation, depletion and amortization quarterly by multiplying production for the quarter by a depletion rate. The depletion rate is determined by dividing our total unamortized cost base by net equivalent proved reserves at the beginning of the quarter. Unevaluated properties and related costs are excluded from our amortization base until a determination is made as to the existence of proved reserves. The amortization base includes estimates for future development costs as well as future abandonment and dismantlement costs. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties and our full costs ceiling test limitation. See Note 17 Supplemental Oil and Gas Information. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates.

          Inventories - The Company values its inventory on the weighted average cost method. The weighted average cost method is considered the preferable because the primary inventorable cost at the refinery is crude oil for which the price can fluctuate significantly. The weighted average method balances the impact of short term fluctuations in crude oil pricing on the Company's refinery inventory levels.

New Accounting Pronouncements

The SFAS has recently issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets, "SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. We do not currently have goodwill or other similar intangible assets' therefore, the adoption of the new standard on January 1, 2002, has not had a material effect on our financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations, "addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liabilty is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standards will have on our financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for us January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" and ABP Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS NO. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are evaluating the impact the new standard will have on our financial statements.

Item 8. Financial Statements.

          Please see accompanying Index to Financial Statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          In May 2001, the Company engaged Hein + Associates LLP to replace Arthur Andersen LLP as its independent public accountants to audit its consolidated financial statements for the year ending December 31, 2001. Refer to the Company's Form 8-K filed on May 21, 2001.

          In December 2001, the Company appointed Deloitte & Touche LLP to replace Hein + Associates LLP as its independent public accountants to audit its consolidated financial statements for the year ending December 31, 2001. Refer to the Company's Form 8-K filed on January 3, 2002.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The directors and executive officers of GREKA are as follows:

Name
Since                      Age                Positions
-----                      ---                ---------

Randeep S. Grewal           37   Chairman of the Board, Chief Executive
September 1997(1)                Officer and President, Class A Director

Dr. Jan F. Holtrop          66   Class B Director
September 1997(2)

George G. Andrews           76   Class B Director
July 1998(2)

Dai Vaughan                 62   Class C Director
March 1999(3)

Kenton D. Miller            49   Class C Director
October 2000(3)

Richard "Sam" R. Lembcke    65   Vice President-Upstream Operations
December 2001

Max A. Elghandour           51   Chief Financial Officer
August 2001

Brent E. Stromberg          57   Vice President-Downstream Operations
December 2001

Susan M. Whalen             40   Vice President-Corporate Affairs,
August 2001                         Secretary

(1)  term as Director expires 2004
(2)  term as Director expires 2003
(3)  term as Director expires 2002

          Randeep S. Grewal. Since September 1997, Mr. Grewal has served as our Chairman of the Board, Chief Executive Officer and President. From April 1997 to September 1997, Mr. Grewal served as Chairman and Chief Executive Officer for Horizontal Ventures, Inc., an oil and gas horizontal drilling technology company that became a subsidiary of our predecessor in September 1997. From 1993 to 1996, Mr. Grewal was the Corporate Vice President for the Rada Group with principal responsibilities for its global expansion and related operations. He has also been involved in various joint ventures, acquisitions, mergers and reorganizations since 1986 in the United States, Europe and the Far East within diversified businesses. Mr. Grewal has a Bachelor of Science degree in Mechanical Engineering from Northrop University.

          Dr. Jan Fokke Holtrop. Dr. Holtrop has been a Class B Director of GREKA since September 1997. Since 1989 he has been a senior Production Technology professor at Delft University of Technology within the Faculty of Petroleum Engineering and Mining in The Netherlands. Prior to Delft University, he served in various positions within the Shell Oil Company where he started his career in 1962. This includes mining engineering, reservoir engineering and petroleum engineering field work in at least 14 different countries, as well as deep sea drilling, coal production and coal exploration operations, well technology research, and well design, drilling and production operations. Dr. Holtrop has almost 40 years of experience within the oil and gas exploration, drilling and production industry with a global hands-on background. Dr. Holtrop has a Ph.D. and a MSC in Mining Engineering from Delft University of Technology.

          George G. Andrews. Mr. Andrews became a Class B Director of GREKA in July 1998. He has been a consultant and private investor since his retirement from the oil and gas industry in 1987. From 1982 until 1987 he was employed as Corporate Vice President of Intercontinental Energy Corporation of Englewood, Colorado and directed the company's land acquisition, lease and management operations. Between June 1981 and November 1982, Mr. Andrews was Vice President of Shelter Hydrocarbons, Inc. of Denver, Colorado where he directed all land management and operation procedures. From 1979 to June of 1981, Mr. Andrews was Senior Landman for the National Cooperative Refinery Association in Denver, Colorado. Mr. Andrews obtained his B.S. degree in 1947 from the University of Tulsa.

          Kenton D. Miller. In October 2000, Mr. Miller became a Class C Director of GREKA. Since 1991, Mr. Miller has maintained a private consulting practice specializing in management advisory services for a diverse group of petroleum related companies. His consulting services are oriented to improving financial performance for clients utilizing the combination of financial accounting with operations principles and providing assistance with strategic acquisitions or divestitures. Mr. Miller has 30 years of oil and gas experience in reservoir engineering, field operations and management, primarily with Ladd Petroleum Company, BP Amoco and Cities Service Oil Company. His management experience includes the successful drilling of the first commercial horizontal well in Oklahoma and the lead engineering of the early Beaufort Sea exploratory wells drilled. Mr. Miller has been a Registered Professional Petroleum Engineer since 1984 and a Certified Public Accountant since 1994. He has a Bachelor of Science in Petroleum Engineering from the University of Tulsa.

          Dai Vaughan. Mr. Vaughan has been a Class C Director of GREKA since March 1999. He has been an independent management consultant since 1994 with concentrated experience in business plan development, implementation, and business turn-arounds. From 1985 until 1994, he was with Continental Airlines, most recently as Manager of Aircraft Acquisition. Mr. Vaughan has served in numerous positions in his 44 year career in the airline industry with Pan American Airlines, Eastern Airlines and finally Continental Airlines, including Systems Engineering, Aircraft Maintenance and Aircraft Acquisition. Mr. Vaughan received a HNC degree (B.S. equivalent) in Electrical Engineering.

          Richard "Sam" R. Lembcke. Mr. Lembcke joined us in February 2000 as Vice President of the E&P Americas division and in December 2001 was appointed Vice President-Upstream Operations. Mr. Lembcke possesses vast experience in the oil and gas industry that spans over 40 years. Throughout his tenure in the industry, he has held a series of positions with increasing responsibility, including President from 1996 to 2000 of Gulf Tech, a Louisiana focused oil and gas company, President and General Manager of Ultramar Oil & Gas Limited in Houston, Texas from 1989 to 1992, and as Vice President - Manager of Operations from 1983 to 1989. From 1978 to 1983, Mr. Lembcke served as Executive Vice President and Director for Marion Drilling Services Company. From 1960 to 1978, he served in several positions for Union Oil Company of California. Further, he has served as past President of the American Petroleum Institute and Society of Petroleum Engineers. Mr. Lembcke received a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

          Max E. Elghandour. Mr. Elghandour joined us in May 2001 as Chief Financial Officer. He has over 20 years of financial and operational experience in the oil, gas, and chemical industries. Prior to joining us, Mr. Elghandour spent 16 years as a member of the senior financial team at Elf Aquitaine, now Totalfinaelf, in progressive functional and engaging capacities in the United States, France and the Middle East. He has a Bachelor of Science in Accounting from Saint Francis College and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

          Brent E. Stromberg. Mr. Stromberg joined us in May 1999 as General Manager - Refinery Operations and in March 2000 was appointed Vice President-- Integrated Operations in Santa Maria, California. In December 2001, he was appointed Vice President-Downstream Operations. Mr. Stromberg's experience of 19 years in the management of crude oil operations includes 18 years with Petro Source Corporation/Crown Asphalt in Salt Lake City. From 1981 to 1999, he served in several management positions, including Santa Maria Project Manager, Transportation Manager, and Motor Gasoline Blending and Marketing Manager. Mr. Stromberg received a Bachelor of Arts in Business Management and a Masters in Business Administration Degree from the University of Utah.

          Susan M. Whalen. Ms. Whalen served as General Counsel for Saba Petroleum Company from 1997 until 1999, when Saba was acquired by GREKA. Following the acquisition she served as our Vice President of Legal & Corporate Affairs and as Corporate Secretary. In October 2000 she was appointed Corporate Liaison to our Integrated Operations division and in August 2001 she was appointed our Vice President of Corporate Affairs. Prior to joining Saba in 1997, Ms. Whalen was involved in various niche-market product developments within the retail industry for 10 years. Ms. Whalen received her J.D. degree from Western State University
- College of Law.

          During 2001, the Board of Directors met seventeen times. No director attended less than 75% of the meetings.

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

Committees

          GREKA's Audit Committee, whose charter was adopted in June 2000, is made up of Messrs. Miller, Andrews and Vaughan, and its Compensation Committee is made up of Messrs. Grewal, Vaughan and Andrews. The Board of Directors selects director nominees and will consider suggestions by shareholders for names of possible future nominees delivered in writing to the Secretary of GREKA on or before November 30th in any year. The Audit Committee met six times during 2001, and the Compensation Committee met once during 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based solely on a review of reports filed with GREKA, all directors, executive officers and beneficial owners of more than five percent of GREKA common stock timely filed all reports regarding transactions in GREKA's securities required to be filed during the last fiscal year by Section 16(a) of the Securities Exchange Act of 1934, except Form 3's for Mr. Elghandour, Ms. Whalen, and Mssrs. Lembcke and Stromberg.

Item 11. Executive Compensation

          The following summary compensation table sets forth in summary form the compensation received during each of GREKA's last three completed fiscal years by the executive officers of GREKA, except no disclosure is required for those earning gross compensation less than $100,000.

Executive Compensation

                           Summary Compensation Table

                                    Annual Compensation        Long Term Compensation
                                  -----------------------   ---------------------------
                                                             Restricted     Securities
Name and principal                                          stock awards    underlying      All other
position                   Year   Salary($)   Bonus($)(1)       ($)        options/SARS   compensation
------------------         ----   ---------   -----------   ------------   ------------   ------------
Randeep S. Grewal,         2001    $353,777     $8,844           --               --       $12,000(2)
Chairman and Chief         2000    $290,269         --           --          410,000       $12,000(2)
Executive Officer          1999    $248,400         --           --               --       $12,000(2)

Richard R. Lembcke,        2001    $114,471     $8,844           --               --            --
VP-Upstream Operations

Max A. Elghandour,         2001    $103,385         --           --           45,000            --
Chief Financial Officer

Brent E. Stromberg,        2001    $ 97,386     $8,844           --               --            --
VP-Downstream Operations

Susan M. Whalen,           2001    $ 93,445     $8,844           --               --            --
VP-Corporate Affairs

(1) The bonus paid to the executive officers of GREKA in 2001 was their participation in the Company's NPSP. The executive officers of GREKA were not paid any bonuses during 1999 or 2000.

(2) Auto expense allowance.

          No other form of compensation was paid during 1999, 2000 or 2001. No other executive officer or director of GREKA received total compensation in excess of $100,000 during the last three fiscal years.

                    Option/SAR Grants in Last Fiscal Year(1)
                               (Individual Grants)

                      Number of    Percent of total
                     Securities      options/SARS                                 Grant
                     Underlying       granted to      Exercise or                  Date
                    Options/SARS     employees in      base price   Expiration   Present
Name                 granted(#)       fiscal year       ($/Sh)         date       Value
----                ------------   ----------------   -----------   ----------   --------
Max A. Elghandour      45,000            40%             $11.32       4/25/11    $390,600(2)

(1) At December 31, 2001, GREKA had granted 1.4 million options to acquire shares of common stock of GREKA, of which 93,000 were granted in 2001 at exercise prices of $12.50 (68,000 options) and $11.32 (45,000 options) to employees, directors and consultants of the Company. A total of 24,000 options have terminated through attrition and 39,000 options have been exercised, leaving the total option grants outstanding as of December 31, 2001 at 1,088,000 options.

(2) The Black-Scholes pricing model was used with a volatility of .65 and a risk-free interest rate of 5%.

                         Aggregated Option/SAR Exercises
                             in Last Fiscal Year and
                            FY-End Option/SAR Values

                                                           Value of
                                          Number of       unexercised
                   Shares                unexercised     in-the-money
                  acquired               options/SARS    options/SARS
                     on        Value     at FY-end(#)    at FY-end($)
                  exercise   realized   exercisable/     exercisable/
Name                 (#)        ($)      unexercisable   unexercisable
----              --------   --------   --------------   -------------

Susan M. Whalen     5,000     $24,075    35,000/10,000     $875/$250

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

Director Compensation

          Each director who is not an employee of GREKA is reimbursed for expenses incurred in attending meetings of the board of directors and related committees. At December 31, 2001, GREKA had four outside directors. No compensation was paid to any outside director during fiscal 2001, except $11,900 to Mr. Vaughan and $11,950 to Mr. Miller for specifically identified matters, and none is planned for the immediate future.

          During 2001, options to acquire 28,000 shares of common stock of GREKA at an exercise price of $12.50 per share were granted to Mr. Miller as a GREKA director for his services as a member of the Board of Directors. The options, which are exercisable at January 31, 2001 (6,000 options) and January 31, 2002 (22,000 options), were granted in accordance with GREKA's Stock Option Plan and expire on January 29, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners and Management

          The following table presents as of April 30, 2002 the common stock ownership of each person known by GREKA to be the beneficial owner of five percent or more of GREKA's common stock, all directors and officers individually, and all directors and officers of GREKA as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. GREKA is not aware of any contractual arrangements or pledges of GREKA's securities which may at a subsequent date result in a change of control of GREKA. As of April 30, 2002, there were 4,698,368 shares of GREKA common stock issued and outstanding.

                         Amount of Beneficial
                               Ownership

Name and Address
of Beneficial Owner                                 Common Stock(1)   Percent of Class
-------------------                                 ---------------   ----------------
Strong Capital Management, Inc.                        422,940              9.00%
Richard S. Strong
100 Heritage Reserve
Menomonee Falls, WI  53051

Randeep S. Grewal                                      782,500(2)          15.00%
Chairman of the Board, Chief Executive Officer,
and President
10815 Briar Forest Drive
Houston, TX 77042

Dr. Jan F. Holtrop                                      85,499(3)           1.80%
Director
Van Alkemadelaan
2596 AS The Hague
The Netherlands

George G. Andrews                                       95,250(4)           1.99%
Director
7899 West Frost Drive
Littleton, CO 80123

Dai Vaughan                                             70,000(5)           1.47%
Director
2536 Waterstone Way
Marietta, GA 30062

Kenton D. Miller                                        41,000(6)               *
Director
212 E. 25th Street
Tulsa, OK 47114

Richard R. Lembcke                                      51,575(7)           1.09%
VP Upstream Operations
3000 Wilcrest Drive, Suite 220
Houston, TX  77042

Max A. Elghandour                                       15,000(8)              *
Chief Financial Officer
630 Fifth Avenue, Suite 1501
New York, NY  10111

Brent E. Stromberg                                      51,900(9)           1.09%
VP Downstream Operations
2801B Santa Maria Way
Santa Maria, CA  93455

Susan M. Whalen                                         35,000(10)             *
VP Corporate Affairs
2801B Santa Maria Way
Santa Maria, CA  93455

All directors and officers as a group (9 persons)    1,227,724(11)         21.85%

* Less than 1%

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

(2) Includes options presently exercisable to acquire 520,000 shares of GREKA common stock, and 262,500 shares of GREKA common stock held individually by Mr. Grewal.

(3) Includes options presently exercisable to acquire 50,000 shares of GREKA common stock.

(4) Includes options presently exercisable to acquire 90,000 shares of GREKA common stock.

(5) Consists of options presently exercisable to acquire 70,000 shares of GREKA common stock.

(6) Consists of options presently exercisable to acquire 41,000 shares of GREKA common stock.

(7) Includes options presently exercisable to acquire 50,000 shares of GREKA common stock.

(8) Includes options presently exercisable to acquire 15,000 shares of GREKA common stock.

(9) Includes options presently exercisable to acquire 50,000 shares of GREKA common stock.

(10) Consists of options presently exercisable to acquire 35,000 shares of GREKA common stock.

(11) Includes options presently exercisable to acquire 921,000 shares of GREKA common stock held by directors and executive officers of GREKA.

Item 13. Certain Relationships and Related Transactions

          During the last three fiscal years, there have been no material transactions between GREKA and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of GREKA's outstanding shares, nor any member of the above referenced individuals' immediate family, except for Mr. Grewal's restated employment agreement (See
Item 11 - "Executive Compensation"), the loan from International Publishing Holdings ("IPH"), the Settlement Agreement and Release entered into with Capco dated August 17, 2000, and as set forth below.

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

          The Company had a note receivable at December 31, 2001 from Randeep S. Grewal, the Company's Chairman of the Board and Chief Executive Officer of $500,000 which was all due and payable on April 30, 2002. This note has been repaid in full.

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


10.1 Amendment to Promissory Notes dated January 20, 2000 between Greka and International Publishing Holding, Inc. (filed as
                  Exhibit 10.13 to GREKA'S amended Report on Form 10-K filed on April 14, 2000 for the fiscal year ended December 31, 1999, and incorporated by reference herein)

10.2 Preferred Stock Transfer Agreement dated October 7, 1998 between Horizontal Ventures and RGC (filed as Exhibit 10.1 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.3 Option Agreement dated July 22, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.3 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.4 Promissory Note dated October 6, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.4 to Horizontal Ventures' Quarterly on Form 10-QSB for the quarter ended September 30, 1998 incorporated herein by reference).

10.5 Pledge Agreement dated October 6, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.5 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.6 Promissory Note dated November 4, 1998 payable by Horizontal Ventures to IPH (filed as Exhibit 10.6 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.7 Pledge Agreement dated November 4, 1998 between Horizontal Ventures and IPH (filed as Exhibit 10.7 to Horizontal Ventures' Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.8              Amendment to $1,500,000 Promissory Note (filed as Exhibit
                  10.86 to the Amendment No. 2 to the Company's Registration Statement filed Form S-4 dated February 19, 1999 and incorporated herein by reference)

10.9 Exchange Agreement between GREKA and RGC International Investors (filed as Exhibit 10.87 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.10 Secured Convertible Promissory Note (filed as Exhibit 10.88 to the GREKA Energy Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.11 Asset Purchase Agreement dated March 17, 1999 among Sabacol, Inc. and the Omimex Group (filed as Exhibit 10.89 to the GREKA Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated by reference herein).

10.12 Arrangement Agreement dated June 16, 1999 among GREKA Energy Corporation and Beaver Lake Resources Corporation (filed as
                  Exhibit 10.1 to the GREKA Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein)

10.13 Closing Agreement dated June 30, 1999 among Sabacol, Inc. and Omimex Resources, Inc. et al. (filed as Exhibit 4.2 to the GREKA Report on Form 8-K filed July 14, 1999 and incorporated by reference herein)

10.14 Amended and Restated Executive Employment Agreement dated November 3, 1999 among Randeep S. Grewal and GREKA (filed as
                  Exhibit 10.2 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.15 Rights Agreement dated November 3, 1999 (filed as Exhibit 10.4 to the GREKA Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein)

10.16 First Amended and Restated Loan and Security Agreement dated November 30, 1999 by and among GMAC Commercial Credit LLC, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.1 to the GREKA Report on Form 8-K filed February 18, 2000 and incorporated by reference herein)

10.17 Letter Agreement dated December 13, 1999 by and among GMAC Commercial Credit LLC, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.2 to the GREKA Report on Form 8-K filed February 18, 2000 and incorporated by reference herein)

10.18 Settlement Agreement and Release by and among GREKA and Randeep S. Grewal and Capco Resources, Ltd., Capco Energy, Inc., and Ilyas Chaudhary dated August 17, 2000 (filed as
                  Exhibit 10.8 to the Post Effective Amendment No. 1 to the registration statement on Form S-2, file no. 333-45352, and incorporated by reference herein)

10.19 First Amendment To First Amended And Restated Loan And Security Agreement dated February 22, 2001 by and among GMAC Commercial Credit LLC, Greka Integrated, Inc., Saba Realty, Inc. and Santa Maria Refining Company (filed as Exhibit 10.30 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein)

10.20             Loan Agreement dated as of March 1, 2001 among Greka AM, Inc.
                  as borrower, the Company as guarantor, and the Bank of Texas, National Association (filed as Exhibit 10.31 to the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein)

21.1              Subsidiaries of GREKA*

23.1              Consent of Arthur Andersen LLP**

23.2              Consent of Netherland, Sewell & Associates, Inc.*

 * Filed herewith.

** To be filed by amendment.

(b) Reports on Form 8-K. During the fourth quarter of 2001, GREKA filed the following reports on Form 8-K:

     (1) Current Reports on Form 8-K and 8-K/A dated December 26, 2001 which reported events under Item 4, Changes in Registrant's Certifying Accountant.

                            GREKA ENERGY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page

Consolidated Financial Statements of GREKA Energy Corporation

Report of Independent Public Accountants.............................    F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.........    F-3
Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 2001 .................    F-4
Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended December 31, 2001 ..........    F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001 .......................    F-6
Notes to Consolidated Financial Statements...........................    F-7
Schedule II - Valuation and Qualifying Accounts
  for the three years ended December 31, 2001........................   F-19

All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Stockholders of
Greka Energy Corporation:

We have audited the accompanying consolidated balance sheet of Greka Energy Corporation and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ Deloitte & Touche LLP

May 13, 2002
New York, New York

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               As of December 31,

                                     ASSETS

Current Assets                                                           2001          2000
                                                                     ------------   -----------
        Cash and cash equivalents ................................   $    422,103   $ 4,837,699
        Accounts receivable trade, net of allowance for
          doubtful accounts of $436,258 (2001)
          and $827,144 (2000) ....................................      3,618,368     5,951,051
        Inventories ..............................................      1,796,520     3,814,992
        Other current assets .....................................      1,552,090     5,160,062
                                                                     ------------   -----------
                 Total Current Assets ............................   $  7,389,081    19,763,804
                                                                     ------------   -----------
Property and Equipment

        Investment in limestone property .........................      3,675,973     3,675,973
        Oil and gas properties ...................................     46,928,312    31,318,933
        Undeveloped oil and gas properties .......................      7,347,113     7,519,236
        Land .....................................................     17,247,744    17,247,744
        Plant and equipment ......................................     29,823,908    27,398,506
                                                                     ------------   -----------
                                                                      105,023,050    87,160,392

        Less accumulated depreciation, depletion and
          amortization ...........................................    (15,557,669)   (9,978,770)
                                                                     ------------   -----------
Property and Equipment, net ......................................     89,465,381    77,181,622
Other Assets .....................................................      3,194,985     1,867,859
                                                                     ------------   -----------
Total Assets .....................................................   $100,049,447   $98,813,285
                                                                     ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                      2001          2000
                                                                     ------------   -----------
        Accounts payable and accrued expenses ....................   $ 23,751,354   $13,742,245
        Current maturities of long-term debt and notes payable ...     33,993,043     8,580,110
        Short term borrowing .....................................             --       105,000
                                                                     ------------   -----------
                 Total Current Liabilities .......................     57,744,397    22,427,355

Long term debt, net of current portion ...........................      9,139,395    28,206,771

Other Liabilities ................................................             --     7,967,941

Commitments and Contingent Liabilities

Stockholders' Equity

        Common Stock, no par value, 50,000,000 shares
          authorized, 4,694,953 (2001) and 4,523,273 (2000)
          shares issued and outstanding ..........................     43,112,523    42,544,542
        Accumulated comprehensive income .........................             --            --
        Accumulated deficit ......................................     (9,946,868)   (2,333,324)
                                                                     ------------   -----------

        Total Stockholders' Equity ...............................     33,165,655    40,211,218
                                                                     ------------   -----------
                                                                     $100,049,447   $98,813,285
                                                                     ============   ===========

   The accompanying notes are an integral part of these financial statements

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For The Years in the Period Ended December 31,

                                                                       2001         2000           1999
                                                                   -----------   -----------   -----------
Revenues .......................................................   $40,755,282   $49,067,140   $29,137,810
                                                                   -----------   -----------   -----------
Costs and Expenses

        Production and Product Costs ...........................    24,781,938    25,199,620    17,820,620
        General and Administration .............................     8,274,183     7,194,521     3,205,276
        Depreciation, depletion and amortization ...............     5,578,899     3,592,242     3,023,783
        Other expenses .........................................            --     1,881,856            --
                                                                   -----------   -----------   -----------
Total Costs and expenses .......................................    38,635,020    37,868,239    24,049,679
                                                                   -----------   -----------   -----------
Operating Income ...............................................     2,120,262    11,198,901     5,088,131

Other income (expense)
        Equity in loss of Saba .................................            --            --      (568,751)
        Interest expense .......................................    (4,157,110)   (4,535,174)   (1,859,688)
        Loss on sale of Canadian properties ....................                    (991,439)           --
        Other, net .............................................    (5,540,196)           --       732,723
                                                                   -----------   -----------   -----------
                 Other expense, net ............................    (9,697,306)   (5,526,613)   (1,695,716)

Minority Interest in loss of consolidated
        subsidiary .............................................            --            --        20,617
                                                                   -----------   -----------   -----------
(Loss) Income Before Income Taxes and cumulative
        effect of change in accounting method ..................    (7,577,044)    5,672,288     3,413,032

Provision for Income Tax .......................................       (36,500)      361,964        46,000
(Loss) Income before cumulative effect of change in
        accounting method ......................................    (7,613,544)    5,310,324     3,367,032
Cumulative effect of change in accounting ......................            --       853,110            --
                                                                   -----------   -----------   -----------
Net (loss) income ..............................................   $(7,613,544)  $ 4,457,214   $ 3,367,032
                                                                   -----------   -----------   -----------

Other Comprehensive (loss) .....................................            --            --       (19,243)
                                                                   -----------   -----------   -----------

Comprehensive (loss) income ....................................   $(7,613,544)  $ 4,457,214   $ 3,347,789
                                                                   ===========   ===========   ===========
Net (loss) Income per Common Share - Basic
  Before cumulative effect of a change in accounting method.....   $     (1.67)  $      1.17   $      0.80
                                                                   ===========   ===========   ===========

Cumulative effect of a change in accounting method .............            --   $       .17            --
Net (loss) Income ..............................................   $     (1.67)  $      1.00   $       .80
                                                                   ===========   ===========   ===========
Basic Shares ...................................................     4,555,255     4,475,985     4,203,015
Net (loss) Income per Common Shares Diluted
  Before cumulative effect of a change in accounting method ....   $     (1.67)  $     (1.17)  $       .75
Cumulative effect of a change in accounting method .............            --   $       .18            --
Net (loss) Income ..............................................   $     (1.67)  $       .99   $       .75
                                                                   ===========   ===========   ===========
Diluted Shares .................................................     4,650,790     4,762,979     4,801,338
                                                                   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
         For Each of the Three Years in the Period Ended December 31,

                                                   Common Stock         Accumulated
                                               Shares        Amount      (Deficit)       Total
                                             ----------   -----------   -----------   -----------
Balance as of December 31, 1998               3,056,537   $25,735,019   $(7,230,509)  $18,504,510

Issuance of stock for acquisition
   of Saba                                    1,295,425     9,869,904            --     9,869,904

Issuance of stock for acquisition of
  Beaver Lake minority interest                  70,977       506,978            --       506,978

Other issuance, net                             133,998     1,149,142            --     1,149,142

Net income                                           --            --     3,367,032     3,367,032

Other Comprehensive Loss                             --            --       (19,243)      (19,243)
                                             ----------   -----------   -----------   -----------

Balance as of December 31, 1999               4,556,937    37,261,043    (3,882,720)   33,378,323

Issuance of stock for secondary offering        543,375     6,350,377            --     6,350,377

Issuance of stock for options and warrants      219,427     1,292,420            --     1,292,420

Issuance of stock for conversion of
   debentures                                    43,534       470,000            --       470,000

Repurchase of common stock                     (840,000)   (5,737,116)           --    (5,737,116)

Stock dividend                                       --     2,907,818    (2,907,818)           --

Net Income                                           --            --     4,457,214     4,457,214
                                             ----------   -----------   -----------   -----------

Balance as of December 31, 2000               4,523,273   $42,544,542   $(2,333,324)  $40,211,218
                                             ----------   -----------   -----------   -----------

Issuance of stock for options and warrants       25,000       208,125            --       208,125

Issuance of stock for conversion of
   debentures                                    37,101       395,743            --       395,743

Issuance of Stock for Assets                     20,000       202,000            --       202,000

Repurchase of common stock                      (25,000)     (237,887)           --      (237,887)

Reconciliation with Transfer Agent(a)           114,579            --            --            --

Net Income                                           --            --    (7,613,544)   (7,613,544)
                                             ----------   -----------   -----------   -----------

Balance as of December 31, 2001               4,694,953   $43,112,523   $(9,946,868)  $33,165,655
                                             ==========   ===========   ===========   ===========

(a) Relates to finalization of SABA acquisition and other stock related transactions reported by the Transfer Agent.

   The accompanying notes are an integral part of these financial statements.

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         For Each of the Three Years in the Period Ended December 31,

                                                           2001           2000           1999
                                                       ------------   ------------   ------------
Cash Flow from operating activities
   Net (loss) Income ...............................   $ (7,613,544)  $  4,457,214   $  3,367,032
   Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities
   Depreciation, depletion, and
      amortization .................................      5,578,899      3,592,242      3,023,788
   Net loss on settlements of litigation ...........      2,166,613             --             --
   Equity in net loss of Saba ......................             --             --        553,483
Compensation expense attributable to
   the issuance of Common Stock ....................             --             --        150,000
Loss on sale of Canadian properties ................             --        991,439             --
Other non-cash expense .............................             --         90,000             --
Change in accounting policy ........................             --        853,110             --
(Increase) decrease in accounts
   receivable ......................................      1,708,996     (1,453,805)    (1,101,994)
(Increase) decrease in other current assets ........        853,145      1,750,336     (5,126,741)
(Increase) decrease in inventory....................      2,018,472       (528,612)       (66,310)
(Increase) decrease in other assets ................      1,343,416      3,076,133             --
Increase (decrease) in accounts
   payable and accrued expenses ....................        968,140      4,998,790     (1,179,791)
Minority Interest in (loss) of
   Consolidated subsidiary .........................             --             --        (20,617)

                                                       ------------   ------------   ------------
Net cash provided by (used in)
   operating activities ............................      5,317,847     11,668,581       (401,152)
                                                       ------------   ------------   ------------
Cash flow from investing activities:
   Purchases of property and equipment .............    (17,170,957)   (13,601,519)    (2,091,735)
   Proceeds from sale of property and
      equipment ....................................        890,817        571,000        915,000
Loan to related party ..............................        750,000             --             --
Repayment from party ...............................       (500,000)            --             --
Acquisition of Saba common and
   preferred shares ................................             --             --             --
   Cash acquired in Saba acquisition ...............             --             --        444,764
Other ..............................................             --             --        (56,380)
                                                       ------------   ------------   ------------
Net Cash (used in) investing activities ............    (16,030,140)   (13,030,519)      (788,351)

Cash flows from financing activities:
   Repayments of Notes Payable .....................    (16,124,689)    (9,085,831)   (28,098,901)
   Proceeds of loans from affiliates ...............             --             --     25,317,293
   Proceeds of Loan ................................     27,348,007     13,026,468             --
Net increase(decrease) in Revolver Loan ............     (3,647,875)            --      4,443,216
Payment of financing costs .........................     (1,294,535)            --       (625,000)
Proceeds from sale of stock, net of
   expenses ........................................             --      6,350,377             --
Repurchase of Common Stock .........................        237,887     (5,737,116)            --
Increase from restricted cash ......................             --      1,000,000             --
Exercise of options ................................        320,676        542,420             --
Bond redemption ....................................        (67,000)            --             --
                                                       ------------   ------------   ------------
Net cash provided by financing activities ..........      6,296,697      6,096,318      1,036,608
                                                       ------------   ------------   ------------
Net increase (decrease) in cash and
   cash equivalents ................................     (4,415,596)     4,740,380       (152,893)
Cash and cash equivalents:
   Beginning of period .............................      4,837,699         97,319        250,212
                                                       ------------   ------------   ------------
End of period ......................................   $    422,103   $  4,837,699   $     97,319
                                                       ============   ============   ============
Cash paid for:
   Interest ........................................   $  3,402,206   $  3,830,243   $  1,688,424
   Income taxes ....................................   $         --   $    197,938   $    149,288
Non-cash financing and investing activities:
   Stock issued for services .......................   $         --   $         --   $   (180,000)
   Stock issued upon conversion of
      convertible debentures .......................        283,666        470,000             --

   The accompanying notes are an integral part of these financial statements.

                            GREKA Energy Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 1 - DESCRIPTION OF BUSINESS

GREKA Energy Corporation, a Colorado corporation ("GREKA" or the "Company") is a vertically-integrated energy company with primary areas of activities in California and long-term in China. The Company is principally focused on exploiting the high cash margin created from the relatively stable natural hedge by its crude production and the asphalt market in Central California.

Business Segments

During 2001 and 2000, the Company operated in three industry segments:
Integrated Operations (California refinery and E&P), E&P Americas, and E&P International. The Integrated Operations include an asphalt refinery and interests in heavy oil fields. The refinery produces liquid asphalt, gasoil, naphtha and distillates. The exploration and production segments, focuses on developing and exploiting hydrocarbon reserves domestically and internationally. The accounting policies of the segments are the same as those described in NOTE 2 - Summary of Significant Accounting Policies. Information about the Company's operations by segment as of and for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                    Integrated     E&P        E&P     Corp. &
                                    Operations   Americas    Int'l     Other*     Total
                                    ----------   --------   -------   --------   --------
2001

Total Oil and Gas
    Revenue                          $ 8,587      $15,090    $  --    $ (8,541)  $ 15,136
Refinery Revenue                      25,620           --       --          --     25,620
                                     -------      -------    -----    --------   --------
Total Revenue                         34,207       15,090       --      (8,541)    40,756
                                     -------      -------    -----    --------   --------
Expenses:
  Production Costs                     3,324        5,219       --      (3,324)     5,219
  Refinery Costs                      24,780           --       --      (5,217)    19,563
  General and Administrative           1,883        2,240       --       3,851      7,974
  Depreciation, Depletion and
   Amortization Expenses               2,292        3,142       --         145      5,579
  Net Profit Sharing Plan                 --           --       --         300        300
                                     -------      -------    -----    --------   --------
Operating Profit                       1,928        4,489       --      (4,296)     2,120
                                     -------      -------    -----    --------   --------

   Interest expense                   (2,366)      (1,164)      --        (627)    (4,157)

   Non-Recurring Income (Expense)       (438)       1,755       --      (6,857)    (5,540)
   Income Tax                             --           --       --         (37)       (37)
                                     -------      -------    -----    --------   --------
Net Income (Loss)                    $  (876)     $ 5,080    $  --    $(11,817)  $ (7,614)
                                     =======      =======    =====    ========   ========

Capital Expenditures                 $ 4,188      $12,156    $  --    $    826   $ 17,170

Assets at year-end                   $56,739      $32,693    $  --    $ 10,617   $100,049

*Excludes intercompany elimination

2000

Total Oil and Gas
    Revenue                          $10,230      $14,851    $  423   $(9,916)   $15,588
Refinery Revenue                      33,480           --        --        --     33,480
                                     -------      -------    ------   -------    -------
Total Revenue                         43,710       14,851       422    (9,916)    49,068
                                     -------      -------    ------   -------    -------
Expenses:
  Production Costs                     2,065        3,993        84    (2,065)     4,077
  Refinery Costs                      28,985           --        --    (7,862)    21,123
  General and Administrative           1,896        1,922       104     2,777      6,699
  Depreciatioin, Depletion and
   Amortization Expenses               1,814        1,556        77       145      3,592
  Net profit sharing plan                 --           --        --       495        495
  Other expenses                       1,882           --        --        --      1,882
                                     -------      -------    ------   -------    -------
Operating Profit                       7,068        7,380       157    (3,405)    11,199
                                     -------      -------    ------   -------    -------

   Interest expense                   (2,646)        (320)      (27)   (1,542)    (4,535)
   Loss on sale of Canadian
     properties                           --           --      (991)       --       (991)
   Income tax expense                     --           --        --      (362)      (362)
   Cumulative effect of
     accounting change                  (853)          --        --        --       (853)
                                     -------      -------    ------   -------    -------
    Net Income (loss)                $ 3,569      $ 7,060    $ (861)  $(5,309)   $ 4,457
                                     =======      =======    ======   =======    =======

Capital Expenditures                 $ 5,828      $ 6,112    $1,662   $    --    $13,602
Assets at Year End                   $61,497      $31,925    $4,642   $   749    $98,813

1999

Total Oil and Gas
    Revenue                          $ 3,710      $ 5,425    $2,868   $(3,799)   $ 8,183
Refinery Revenue                      20,924           --        --        --     20,924
                                     -------      -------    ------   -------    -------
Total Revenue                         24,645        5,425     2,868    (3,799)    29,138
                                     -------      -------    ------   -------    -------
Expenses:
  Production Costs                     2,229        2,939     1,577    (3,799)     7,244
  Refinery Costs                      14,375           --        --        --     10,576
  Gross Profit                         7,543        2,487     1,290        --     11,318
  Other Expenses                       1,426          245       576       958      3,205
  Depreciation, Depletion and
   Amortization Expenses               1,543        1,064       506        --      3,024
  Interest and other
   (expense) income                       31          (31)      747    (2,380)    (1,695)
                                     -------      -------    ------   -------    -------
       Net Income (Loss)             $ 4,630      $ 1,147    $  955   $(3,365)   $ 3,367
                                     =======      =======    ======   =======    =======

Capital Expenditures                 $ 2,092      $    --    $   --   $    --    $ 2,092

Assets at year-end                   $58,267      $16,886    $8,456   $   244    $84,213

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

Accounts receivable - The Company provides an allowance for uncollectible receivables when it is determined that collection is doubtful. Substantially all of the Company's subsidiaries 2001 and 2000 trade receivables are from sales of asphalt and related products and oil and gas billings, including those to joint interest property owners.

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

Concentrations of credit risk - Substantially all of the Company's subsidiaries' accounts receivable are from companies engaged in the asphalt/paving and oil and gas businesses, and concentrated in the Western and Southern United States. Generally, the Company's subsidiaries do not require collateral for its accounts receivables. Three customers accounted for more than ten percent of the Company's sales of North American refinery production during the three years in the period ended December 31, 2001, namely FAMM, Lawson and Granite accounted for approximately 22%, 14% and 12%, respectively, of such sales.

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

The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. The cost of unevaluated properties (approximately $7.3 and $7.5 million at December 31, 2001 and 2000) not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2001.

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

Earnings per share - Basic earnings/(loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed by considering the effect of outstanding options, warrants and other convertible securities. However,diluted earnings per share is the same as basic earnings per share in instances where a loss has been incurred. The impact of a 5% stock dividend, which was effective on December 31, 2000, has been reflected in earnings per share for all periods presented.

New Accounting Pronouncements

The FASB has recently issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. We do not currently have goodwill or other similar intangible assets' therefore, the adoption of the new standard on January 1, 2002, has not had a material effect on our financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standards will have on our financial statements.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for us January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and ABP Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are evaluating the impact the new standard will have on our financial statements.

NOTE 3 - MERGER WITH SABA PETROLEUM COMPANY

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

                                    03/24/99
                                    --------

Refinery                            $ 25,400
Oil and Gas Properties                29,935
Land                                  16,600
Other Assets                           7,027
Liabilities and minority interest    (53,207)
                                    --------
Total investment                    $ 25,755
                                    ========

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

                                         Year Ended
                                      December 31, 1999
                                      -----------------
Dollars in thousands,
   except share amounts
Revenue ...........................        $32,779
Net Income ........................          1,459
Income per common share ...........           0.34

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of the Company's subsidiaries' property and equipment as of December 31, 2001 and 2000 is as follows:

                                                                  2001           2000
                                                               -----------    -----------
Investment in limestone properties ........................      3,675,973      3,675,973
Oil and gas properties ....................................     46,928,312     31,318,933
Undeveloped oil and gas properties ........................      7,347,113      7,519,236
Land and buildings ........................................     17,247,744     17,247,744
Plant and equipment .......................................     29,823,908     27,398,506
                                                               -----------    -----------

Total cost ................................................    105,023,050     87,160,392
Accumulated depreciation, and Amortization depletion ......    (15,557,669)    (9,978,770)
                                                               -----------    -----------

                                                $89,465,381    $77,181,622
                                                ===========    ===========

Depreciation, depletion and amortization charged against income was $5,578,899 in 2001, $3,592,242 in 2000, and $3,023,783 in 1999.

Useful lives are as follows:

Refinery ..............................................   40 years
Buildings .............................................   20 to 40 years
Transportation equipment ..............................   5 to 6 years
Office and computer equipment .........................   3 to 10 years

NOTE 5 - EARNINGS PER SHARE

Diluted earnings per share for 2001, 2000 and 1999 was calculated as follows:

                                                           2001          2000        1999
                                                       -----------    ----------  ---------
Net (Loss) Income ..................................   $(7,613,544)   $4,457,214  $3,367,032
Income impact of assumed conversion of convertible
    debt ...........................................            --       256,770     241,313
                                                       -----------    ----------  ----------
Net (loss) income of assumed conversion ............   $(7,613,544)   $4,713,984  $3,608,345
                                                       ===========    ==========  ==========
Weighted Average Common Shares Outstanding .........     4,555,255     4,475,985   4,203,015
Effect of Dilutive Securities -
   Employee stock options and warrants/(a)/ ........            --        58,754     177,735
   Convertible Debt ................................            --       228,240     420,588
                                                       -----------    ----------  ----------
Weighted Average Shares plus impact
   of assumed conversion ...........................     4,555,255     4,762,979   4,801,338
                                                       ===========    ==========  ==========

   Basic Earnings per Share.........................   $     (1.67)   $     1.00   $    0.80
   Diluted Earnings per share.......................   $     (1.67)   $     0.99   $    0.75

(a) During 2001, employee stock option and warrants totaled 95,535. These securities are not included in 2001 Earnings per Share calculation since the effect is antidilutive.

NOTE 6 - INVENTORIES

Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following as of December 31,:

                                           2001         2000
                                        ----------   ----------

Raw Material ........................   $  632,651   $  368,054
Finished goods.......................    1,163,869    3,446,938
                                        ----------   ----------
   Total ............................   $1,796,520   $3,814,992

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease office space, automobiles, computers, and other equipment under various operating leases. The Company and its subsidiaries have options to renew these leases. Aggregate commitments under these leases at December 31, 2001 were as follows:

Year Ending December 31:    Amount
------------------------   -------

2002                       175,032
2003                       177,616
2004                           824
2005 and thereafter             -0-
                         -----------
Total                     $353,472
                         ===========
Rent expense included in the accompanying statements of operations was $266,666, $274,341, and $370,133 in 2001, 2000, and 1999, respectively.

In October 1994, the Company licensed certain directional drilling technology from BP Amoco, a major oil corporation. The license currently requires minimum annual payments of $15,000 per year or $1,639 per well drilled under the license, whichever is greater, and the amounts are adjusted periodically for inflation. The Company incurred license fees approximating $15,000, $15,000, and $30,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Semi-annual settlements are required under the license, and BP Amoco has the right to terminate the license for non-payment.

In 1995, the Company agreed to acquire an oil and gas interest in California on which a number of out of production oil wells had been drilled by the seller. The acquisition agreement required that the Company assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property, never produced any oil or gas from the property, was not associated with the site and the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the subject property. Through December 31, 2001, the Company has remediated 31 of 72 wells and related facilities on the property for a cost of $1.5 million. This amount is recorded as a long-term receivable, as the Company believes it is probable that such amount will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

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

NOTE 8 - FEDERAL AND STATE INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                     2001          2000         1999
                                 -----------    ----------   ----------

United States ................   $(7,577,044)   $5,542,481   $2,725,143
International ................            --       129,807      687,889
                                 -----------    ----------   ----------
                                 $(7,577,044)   $5,672,288   $3,413,032

Components of provision for income tax expense for the years ended December 31, 2001 and 2000 are as follows.

                              2001      2000       1999
                            -------   --------   --------
Current

  Federal ...............   $    --   $ 93,787   $ 40,000

  State .................    36,500    268,177     46,000
                            -------   --------   --------
                            $36,500   $361,964     86,000

Deferred
  Federal ...............        --         --    (40,000)
  State .................        --         --         --
                            -------   --------   --------
                                 --         --    (40,000)
                            -------   --------   --------
                            $36,500   $361,964   $ 46,000
                            =======   ========   ========

In 2001, the effective tax rate differs from the amount that would result from the application of the statutory rate due primarily to the utilization of net operating loss carryforwards. The Company generated a net operating loss in the current year and established a full valuation allowance. The Company is only providing for state franchise/capital tax expense which is not dependent on income.

Net deferred income tax assets, which are significantly comprised of net operating loss carryforwards, the temporary difference resulting from the use of different depreciation methods for property and equipment for book and tax purposes and tax credit carryforwards have been fully reserved for through a valuation allowance.

A significant net operating loss carryforward has been incurred in prior years, primarily by Petro Union, Horizontal Ventures and Saba. The net operating loss expires, if unused, as follows:

Expires in      Amount
----------   -----------

2008         $ 3,582,000
2009             452,000
2010              64,000
2011           1,067,000
2018             569,000
2019           6,229,000
             -----------
Total        $14,628,000
             ===========

The Company's review of its available net operating loss carry-forwards is ongoing. Upon completion of this review, additional net operating loss carry forwards may be identified. In accordance with Internal Revenue Service regulations, the use of the above net operating loss carryforwards related to acquired companies is subject to an annual limitation.

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt consist of the following at December 31, 2001 and 2000:

                                               2001          2000
                                           -----------   -----------
9% senior subordinated
   Debentures Due 2005 Net of
   discount(a) .........................   $ 2,527,088   $ 2,683,933
Loan agreement -(b).....................    18,055,000     8,700,000
Capital lease obligations(c) ...........            --       233,437
Term loan with a bank(d) ..............        325,972       340,354
Notes payable(e) .......................     2,390,000     2,390,000
15% convertible senior subordinated
   Debentures due 2001(f) ..............     1,300,000     1,000,000
Term and Revolving Loan Agreement
   GMAC Financial Corporation(g) .......    18,256,811    20,904,446
Other notes and loans ..................       277,567       639,711
                                           -----------   -----------
                                           $43,132,438   $36,891,881

Less current portion ...................    33,993,043     8,685,110
                                           -----------   -----------
Net Long-term debt .....................   $ 9,139,395   $28,206,771
                                           ===========   ===========


Annual Principal Requirements (in 000's)

2002              $ 34,687
2003                 5,000
2004                 3,445
                 ---------
Total             $ 43,132
                 =========

(a) In June 2000, GREKA exchanged $3.3 million of Saba 9% senior subordinated convertible debentures for GREKA debentures. The GREKA debentures are convertible to Company common stock at the option of the holders of the debentures at any time prior to the due date of the debenture (December 31, 2005), unless previously redeemed. Upon the receipt of a duly executed notice of election to convert the GREKA debenture, the Company will convert the debenture to GREKA common stock based upon a per share conversion price equal to 95% of the average closing bid price of its common stock for 30 consecutive trading days ending one day prior to the receipt of the notice of election to convert except that the conversion price shall in no case be less than $8.50 per share nor greater than $12.50 per share. GREKA also has the right to redeem the GREKA debenture by providing 30 days written notice of its intent to redeem during which time the debenture holder may convert his or her debenture. During 2000, $0.5 million debentures were converted into 43,534 shares of GREKA common stock and $0.1 million debentures were redeemed, with a resulting debenture balance of $2.7 million as of December 31, 2000.

(b) In June 2000, one of GREKA's subsidiary entered into a credit and guarantee agreement with Canadian Imperial Bank of Commerce ("CIBC") and CIBC World Markets Corp. The agreement provided that this subsidiary may borrow up to $47.5 million bearing interest at prime plus 1.25 percent. A portion of the proceeds were paid to reduce the current debt of GREKA, which payment resulted in the complete elimination of all Bank One debt ($3.0 million) incurred by GREKA in its acquisition of Saba. The facility, which is secured by GREKA's subsidiary's interest in certain North American oil and gas properties, specifically provided the financing required to close GREKA's option to re-purchase the Colombian assets. In December 2000, the facility was amended to extend the maturity date from December 1, 2000 to February 28, 2001 and fix the maximum available amount of the facility pending repayment.

     In March 2001, GREKA's subsidiary entered into a credit and guarantee agreement with the Bank of Texas, N.A. ("Bank of Texas"). The agreement provides that GREKA's subsidiary may borrow up to $75 million bearing interest at prime rate less 1/2 percent. GREKA closed a revolving credit line of $16 million with an initial advance of $13.2 million against the line secured by GREKA's subsidiary's interest in certain North American oil and gas properties. A portion of the proceeds were used to reduce the current debt of GREKA, which payment resulted in the complete elimination of all obligations owed to CIBC.

(c) A subsidiary of the Company leases certain equipment under agreements that are classified as capital leases. Lease terms vary from three to five years. The effective interest rate on the total amount of capitalized leases at December 31, 2001 and 2000 was 14.1% and 8.21%, respectively.

(d) The term loan with a bank ($325,972) is due to the seller of a fee interest in property in which one of the Company's subsidiaries owns mineral interests. The term loan bears interest at the rate of prime plus 1% (10.5% and 10.25% at December 31, 2001 and 2000, respectively), is scheduled for repayment in monthly installments to a maturity date of August 2002 and is collateralized by the fee interest acquired by the subsidiary.

(e) Effective January 1, 2000, two prior loans from GREKA's then affiliate, International Publishing Holdings ("IPH"), which matured December 31, 1999 in the aggregate amount of $2 million were consolidated into one loan with a maturity date of June 30, 2000, bearing interest at the rate of 9% per annum from January 1, 2000 payable quarterly, with monthly installment payments of $100,000. The Company paid $180,000 in consideration of the loan extension. The terms of the extension provided that if the entire unpaid principal and/or accrued interest was not paid at maturity, the amount of principal owed and rate of interest shall increase by $390,000 and 6%, respectively. At December 31, 2000 and 2001 the Company owed IPH $2,569,250 and $2,479,625 of principal and accrued interest. The loan, was repaid in full during the second quarter 2002.

(f) On February 1, 2001, GREKA paid its 15% convertible senior subordinated debentures in the principal amount of $1 million that were issued in February 1999, and the security of one of GREKA's subsidiaries interest in limestone deposits was released. There were no conversions by debenture holders into GREKA common stock at the conversion price of $20.00 per share.

(g) In November 1999, the Company entered into a loan and security agreement with GMAC Commercial Credit LLC ("GMAC"). That agreement amends the loan and security agreement the parties entered into in April 1999. The November 1999 agreement increased from $11 million to $35 million the amount which GREKA's subsidiaries may borrow from GMAC upon the satisfaction of the terms and conditions of the agreement. The financing consists of a term loan of $25 million and a revolving credit facility of $10 million. The financing is secured by GREKA's subsidiaries' interests in certain California oil and gas properties and real estate. The term loan had an outstanding balance of $17,500,000 and the revolving credit facility $3,404,446 at December 31, 2000. Amounts outstanding under the credit facility bear interest at the rate of prime plus 1% (9.25% at December 31, 1999). Amortization of the term loan began in April 2000.

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

     The balance in the working capital portion of the Loan was $3,956,571 and the term had a balance of $14,300,000 at December 31, 2001. The term loan requires a principal deduction of $5,000,000 in 2002.

NOTE 10 - OTHER LIABILITIES

Other liabilities of $7,967,941 at December 31, 2000, primarily represent the Company's estimated remaining exposure to litigation acquired in the Saba acquisition. At December 31, 2001, there were no amounts accrued for litigation.

NOTE 11 - LITIGATION

Bank of Texas, N.A. v. Greka AM, Inc. and GREKA Energy Corporation (Case No. 02-00771, 160th Judicial District Court of Dallas County, Texas, January 2002). Bank of Texas alleged a default on the loan to GREKA's subsidiary and brought an action seeking repayment of the loan plus unspecified exemplary damages and attorney fees. GREKA filed counter-claims seeking contract and unspecified exemplary damages and attorneys fees. The parties have entered into a forbearance agreement through June 30, 2002 by which time the parties' claims shall be settled or GREKA shall proceed to vigorously defend all claims asserted by Bank of Texas and seek counter-relief.

Liens and legal actions in connection therewith alleging nonpayment or untimely payment for services or goods provided to GREKA's properties in an aggregate amount of approximately $5.2 million have been filed against our subsidiary's working interests. We plan to settle these claims concurrent with if not before the planned sale of our assets and debt restructuring in the second quarter of 2002.

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

NOTE 12 - SETTLEMENT AGREEMENT WITH CAPCO RESOURCES, LTD.

In October 2000, the Company closed its settlement agreement with Capco Resources, Ltd. ("CAPCO") Under the terms of the agreement the Company bought back 80,769 shares in the third quarter of 2000, and in October, bought back 759,231 additional shares of the Company's common stock for cash consideration of $5.2 million and the forgiveness of a note receivable. These shares have been canceled. At December 31, 2001, CAPCO owns 514,500 shares of GREKA's common stock. However, CAPCO does not have any voting rights associated with such shares. The Company retains the voting right through December 31, 2002.

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

The Company had a note receivable at December 31, 2000 from an officer of the Company of $750,000 relating to an exercise of stock options on December 26, 2000. This note was repaid on January 9, 2001.

The Company had a note receivable at December 31, 2001 from Randeep S. Grewal, the Company's Chairman of the Board and Chief Executive Officer of $500,000 which was all due and payable on April 30, 2002. This note was repaid in full in April, 2002.

NOTE 14 - STOCK OPTIONS AND WARRANTS

At December 31, 2000, GREKA had granted 1.4 million options to acquire shares of common stock of GREKA, of which 1,025,000 were granted in 2000 at an exercise price of $8.625 to employees and directors of the Company. A total of 164,000 options have terminated through attrition and 178,000 options were exercised during 2000, leaving the total option grants outstanding as of December 31, 2000 at 1,058,000 options. Management has determined not to adjust the exercise price or the number of employee options granted or available for grant not withstanding the 5% stock dividend issued during January 2001.

At December 31, 2001, GREKA had granted 1.4 million options to acquire shares of common stock of GREKA, of which 93,000 were granted in 2001 at exercise prices of $12.50 (68,000 options) and $11.32 (45,000 options) to employees and directors of the Company. A total of 24,000 options have terminated through attrition and 39,000 options have been exercised, leaving the total option grants outstanding as of December 31, 2001 at 1,088,000 options.

A summary of the outstanding options follows:

                                               2001                    2000                 1999
                                            ----------               --------             --------
                                             Weighted                Weighted             Weighted
                                              Average                 Average              Average
                                             Exercise                Exercise             Exercise
                                 Shares       Price       Shares       Price     Shares    Price
                                ---------   ----------   ---------   --------   -------   --------
Options outstanding,
   January 1 ................   1,058,000   $     8.54     375,000    $ 6.93    400,000    $7.03
Options granted .............      93,000       11.929   1,025,000     8.625     14,000     7.75
Options exercised ...........      39,000         8.91     178,000      5.17         --       --
Options terminated ..........      24,000       11.850     164,000     8.625     39,000     8.25
                                ---------   ----------   ---------    ------    -------    -----
Options outstanding,
   December 31 ..............   1,088,000   $     9.33   1,058,000    $ 8.54    375,000    $6.93
Exercisable at
   year end .................   1,037,000         9.23     222,000    $ 8.26    371,000     6.92

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

As permitted under SFAS 123, the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      December 31
                                         -------------------------------------
                                             2001         2000         1999
                                         -----------   ----------   ----------
Net (Loss) Income as reported            $(7,613,544)  $4,457,214   $3,367,032
Pro Forma
Net (Loss) Income                         (7,577,044)   4,314,824    2,654,911

Basic EPS as reported           $     (1.67)  $     1.00   $     0.80
Pro Forma basic EPS             $     (1.63)  $      .96   $     0.63

The fair value of each option granted in 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) risk free interest rates ranging from 5% to 6.4% (b) expected volatility of 59.2% to 64.2%(c) average time to exercise of 7 years and
(d) expected dividend yield of zero.

NOTE 15 - ACQUISITIONS

In September 2001, for a value of approximately $8 million, all interests of Omimex Resources, Inc. in the Richfield East Dome Unit, Orange County, California, were transferred to GREKA increasing our working interest to 99% and net revenue interest to 77% for this operated property. The value of the acquired interest was determined by the Company's engineers based on an acquisition price of $3.96 per BOE on total proved reserves. However, the value of the increased interest in the Richfield East Dome Unit was reduced by $6.2 million based on an annual re-evaluation of the Company's reserves at December 31, 2001 at prevailing prices.

In June 2001, we had executed an agreement to acquire all of Vintage Petroleum, Inc.'s oil and gas producing properties and facilities in the Santa Maria Valley of Central California for $17.75 million in cash at closing, subject to customary terms and conditions including consents and adjustments. The contracted properties consist of five fields and approximately 110 producing wells, encompassing over 5,000 acres of mineral interests and over 800 acres of real estate. In March 2002, we announced as part of GREKA's unique business strategy in its integrated assets that we had closed into escrow our acquisition of these producing properties. Subject to customary terms and conditions, a final closing out of escrow effective December 1, 2001 is scheduled to occur by May 31, 2002. During this escrow period, Vintage has operated and will continue to operate the properties while the crude has been and will continue to be delivered to GREKA's asphalt refinery, that has ramped up to approximately 2,000 BBL per day as of April 1st. This acquisition will increase the current equity throughput of 1,200 BBL per day to 3,200 BBL per day into the refinery.

NOTE 16 - DIVESTITURES

In December 2001, the Company sold its interests in the San Simon Field, Lea County, New Mexico and other mid-continent properties for a contract price of $2.2 million.

For approximately $10 million, the Company sold its Colombian assets in 1999 subject to a look- back provision and valuation threshold which, by the Company's calculation, had been met. In March 2000, we exercised our option to re-purchase the Colombian assets in exchange for payment of $12.0 million, reassignment of certain California assets acquired from the buyer, and adjustments for related capital expenditures. The buyer refused to close resulting in a legal dispute. In lieu of pursuing the re-purchase of this non-core asset, the Company chose to settle these matters with the buyer which resulted in an additional $14 million fiscal benefit to the Company that included $6 million cash and the California assets discussed above valued at approximately $8 million. This settlement provided us with $24 million total value from the final disposition of our interests in Colombia.

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Presented below is a summary of the changes in estimated domestic reserves of the Company for the years ended December 31:

Proved developed and undeveloped reserves             2001                      2000                      1999
                                            -----------------------   -----------------------   -----------------------
                                             Oil (Bbl)    Gas (Mcf)    Oil (Bbl)    Gas (Mcf)    Oil (Bbl)    Gas (Mcf)
                                            ----------   ----------   ----------   ----------   ----------   ----------
Balance beginning of the year ...........   12,012,060   20,074,566   10,531,706   17,598,296      250,221           --
Production ..............................     (837,664)  (1,773,827)    (770,007)  (1,806,764)    (504,961)    (861,261)
Discoveries, extensions, etc. ...........
Acquisitions of reserves in place .......           --           --           --           --   10,786,446   18,459,557
Sale of reserves in place ...............     (450,292)  (1,133,088)          --           --           --
Revisions of previous estimates .........     (672,212)   2,213,872    2,250,361    4,283,034           --           --
                                            ----------   ----------   ----------   ----------   ----------   ----------
Balance end of the year .................   10,051,892   19,381,523   12,012,060   20,074,566   10,531,706   17,598,296
Balance proved developed producing.......    4,310,391    2,206,108    7,059,487    5,183,649    6,469,416    3,364,401

Capitalized cost                                                           2001             2000           1999
                                                                       ------------     -----------     -----------
Proven oil and gas properties (domestic)                              $ 46,928,312      $ 31,318,933    $ 26,909,388
  Proven oil and gas properties (international)                                 --                --         574,769
Unproven oil and gas properties (domestic)                               3,036,065         4,656,659       2,441,300
Unproven oil and gas properties (international)                          4,311,048         2,862,577         302,373
                                                                      ------------      ------------    ------------
                                                                        54,275,425        38,838,169      54,275,425
  Less accumulated depletion                                           (15,257,669)       (9,970,686)     (4,801,051)
                                                                      ------------      ------------    ------------
  Net investment in oil and gas properties                            $ 39,017,756      $ 28,867,483    $ 25,426,779
                                                                      ============      ============    ============
Results of Operations                                                     2001             2000           1999
                                                                      ------------      -----------     -----------
     Oil and gas sales - Third party                                  $ 14,151,828      $ 14,673,501    $  4,384,081
     Oil and gas sales - Affiliates                                      8,541,481         9,927,023       3,799,008
                                                                      ------------      ------------    ------------
         Total oil and gas sales                                        22,693,309        24,600,524       8,183,089

  Production cost                                                        8,976,720         6,057,571       7,244,316
  Depreciation, depletion and amortization                               5,050,189         3,024,801       2,379,539
                                                                      ------------      ------------    ------------
Net income from Operations                                            $  8,666,400      $ 15,518,152    $ (1,440,766)
                                                                      ============      ============    ============

-
SFAS No. 69, "Disclosures About Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.
                                                                             -
Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation and basis = differential, in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion and alternative fuels tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

Discounted future net cash flows                2001            2000            1999
                                            ------------   -------------   -------------
Future cash flows                           $197,238,400   $ 421,837,100   $ 245,779,700
Future cost:
   Development cost                          (26,749,700)    (28,604,800)    (24,109,700)
   Production cost                           (85,275,400)   (116,726,900)   (107,662,800)
Future net cash flow before income
   taxes                                      85,213,300     276,505,400     114,007,200
Future income taxes                          (18,966,265)     92,590,000      35,475,470
Future net cash flows                         66,247,035     183,915,400      78,531,730
10% annual discount for future cash flows     28,595,600      74,914,260      32,276,541
Standardized measure of discounted
future cash flows, end of year(a)           $ 37,651,435   $ 109,001,140   $  46,255,189

(a) The primary difference between the standardized measure of discounted future cash flows, end of year and the amounts per the specialist report is solely due to corporate income taxes.


The principle sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001 are as follows:

Changes in Standardized Future Cash Flows        2001           2000            1999
                                            -------------   ------------   -------------
Beginning of year                           $ 109,001,140   $ 46,255,189   $     188,286
Sales of Oil and Gas, net of
   production cost                            (14,634,393)   (19,431,000)     (5,205,000)
Net changes in prices and
   production cost                           (135,620,827)   116,861,306    (106,869,100)
Changes in development cost                    (5,186,100)    (4,495,100)    (23,669,700)
Revision of previous quantity
   Estimates                                   30,102,209     67,613,989     219,587,322
Accreciation of discount                       10,900,114      4,364,766          18,800
Net change in taxes                            73,623,735    (56,874,370)    (35,563,340)
Net changes in production rates,
   timing and other                            29,669,975    (45,293,640)     (2,232,079)
Standardized measure of discounted
future cash flows                           $  37,651,435   $109,001,140   $  46,255,189

NOTE 18 - CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First        Second         Third         Fourth
                                  Quarter       Quarter       Quarter        Quarter
2001                            -----------   -----------   -----------   ------------
Sales                           $ 6,989,830   $11,622,892   $13,311,897   $  8,830,663
Operating Income (loss)           1,953,687     1,932,017     1,403,027     (3,424,781)
Net Income (loss)                 1,018,138     1,813,162     2,713,743    (13,122,081)

Diluted earning per
   common share:
   Net Income (loss)            $     0.22    $      0.36   $      0.57   $      (2.78)

2000
Sales                           $ 9,680,426   $13,699,489   $12,119,901   $ 13,567,324
Operating Income (loss)             995,941     3,741,661     3,177,516      3,283,783
Net Income (loss)(1)(2)(3)       (1,121,797)    2,813,691       772,018      1,993,302
Diluted earning per
   common share:
   Net Income (loss)(1)(2)(3)   $     (0.26)  $      0.64   $      0.07   $       0.47

(1) The first quarter net loss and per share data has been restated (from previously reported results) to reflect the cumulative effect of the change in accounting for inventory of $853,110 as of January 1, 2000.

(2) The third quarter net loss and per share data include the impact of the loss on the sale of the Company's Canadian subsidiary of $991,439.

(3) The operating income (loss), net income (loss) and earnings (loss) per share data for the first three quarters have been restated from previously reported amounts to reflect certain fourth quarter adjustments attributable to the first three quarters of 2000.

NOTE 19 - SUBSEQUENT EVENTS

In January 2002, the matter of Bank of Texas, N.A. v. Greka AM, Inc. and GREKA Energy Corporation (Case No. 02-00771, 160th Judicial District Court of Dallas County, Texas) commenced and the parties entered into a forbearance agreement. (see Note 11 - Litigation)

In April 2002, we closed a $5.1 million bridge facility to provide short-term liquidity during the implementation of GREKA's restructuring.

In April 2002, we paid in full the loan obligation in the principal amount of $2,390,000 million to IPH, thereby releasing collateral of all issued and outstanding shares of capital stock of a GREKA subsidiary.

In April 2002, we sold our interest in the Manila Village Field located in Jefferson Parish, south Louisiana.

                    Greka Energy Corporation and subsidiaries
                 Schedule II - Valuation and qualifying accounts(b)
               For Each of the Three Years Ended December 31, 2001

        Balance at     Charged to   Charged to                   Balance
        Beginning of   costs and    other                        at End of
 Year   Period         expenses     accounts        Deductions   Period
 ----   ------------   ----------   ----------      ----------   ----------
 2001    $  827,144     $     --    $  390,886(c)    $     --    $  436,258
 2000    $1,343,852     $153,457    $  363,251       $     --    $  827,144
 1999    $   74,000     $     --    $1,269,852(a)    $     --    $1,343,852

(a) Amount represents the reserve for doubtful accounts of Saba Petroleum Company, which was acquired on March 24, 1999.
(b) Schedule presented below represents information related to the allowance for doubtful accounts.
(c) Write-off of individual accounts receivables.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREKA ENERGY CORPORATION


Dated: May 15, 2002                 By: /s/ Randeep S. Grewal
                                       ----------------------------------------
                                       Randeep S. Grewal, Chairman of the Board
                                       and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                   Date

/s/ Randeep S. Grewal
------------------------
Randeep S. Grewal          Chairman of the Board of   May 15, 2002
                           Directors and Chief
                           Executive Officer
                           (Principal Executive
                           Officer)

/s/ Max A. Elghandour
------------------------
Max A. Elghandour          Chief Financial Officer    May 15, 2002
                           and Principal Accounting
                           Officer)


/s/ Dr. Jan F. Holtrop
------------------------
Dr. Jan F. Holtrop         Director                   May 15, 2002

/s/ George C. Andrews
------------------------
George C. Andrews          Director                   May 15, 2002

/s/ Dai Vaughan
------------------------
Dai Vaughan                Director                   May 15, 2002

/s/ Kenton D. Miller
------------------------
Kenton D. Miller           Director                   May 15, 2002