Form 10-Q
period 2002-03-31
GREKA ENERGY CORP
filed 2002-05-24
CIK 840402

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________
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

As of May 22, 2002, GREKA had 4,698,872 shares of Common Stock, no par value per share, outstanding.

                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION..............................................   3
Item 1.  Financial Statements...............................................   3
   Condensed Consolidated Balance Sheets as of March 31, 2002
     (Unaudited) and December 31, 2002......................................   3
   Condensed Consolidated Statements of Operations for the
      Three Month Periods Ended March 31, 2002 and 2001 (Unaudited).........   4
   Condensed Consolidated Statements of Cash Flows for the
      Three Month Periods Ended March 31, 2002 and 2001 (Unaudited).........   5
   Notes to Condensed Consolidated Financial Statements (Unaudited).........   6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation.......................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  13
Item 2.  Changes in Securities and Use of Proceeds..........................  13
Item 3.  Defaults Upon Senior Securities....................................  13
Item 4.  Submission of Matters to a Vote of Security Holders................  13
Item 5.  Other Information..................................................  13
Item 6.  Exhibits and Reports on Form 8-K...................................  13
SIGNATURE

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             FOR THE PERIODS ENDED

                                    ASSETS

                                                                                 March 31,      December 31,
                                                                                   2002             2001
                                                                                ------------    ------------
                                                                                 (Unaudited)
Current Assets

Cash and cash equivalents                                                       $     51,054    $    422,103
Accounts receivable trade, net
     of allowance for doubtful accounts of
     $436,258 (2002) and $436,258 (2001)                                           2,025,316       3,618,368
 Inventories                                                                       2,153,014       1,796,520
Assets held for Sale                                                              32,277,872              --
Other current assets                                                               1,516,359       1,552,090
                                                                                ------------    ------------
                    Total Current Assets                                          38,023,615       7,389,081

Property and Equipment
     Investment in limestone property, at cost                                            --       3,675,973
     Oil and gas properties (full cost method)                                    24,401,410      46,928,312
     Undeveloped Oil and Gas Properties                                            4,601,899       7,347,113
     Land                                                                         17,247,745      17,247,744
     Plant and equipment                                                          26,896,383      29,823,908
                                                                                ============    ============
                                                                                $ 73,147,437    $105,023,050
     Less accumulated depletion, depreciation and
     Amortization                                                                (16,547,202)    (15,557,669)
                                                                                ------------    ------------
          Property and Equipment, net                                             56,600,235      89,465,381

Other Assets                                                                       2,660,296       3,194,985
                                                                                ------------    ------------
                    Total Assets                                                $ 97,284,146    $100,049,447
                                                                                ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                           $ 23,608,419    $ 23,751,354
Current maturities of long-term notes and notes payable                           32,885,628      33,993,043
                                                                                ------------    ------------
                    Total Current Liabilities                                   $ 56,494,047    $ 57,744,397

Long-term debt, net of current Portion                                             9,673,107       9,139,395

Stockholder's Equity
          Common Stock, no par value, 50,000,000
                    Shares authorized and issued 4,698,368
                    (March 2002) and 4,694,953(December 2001)                     43,137,523      43,112,523
          Accumulated earnings (deficit)                                         (12,020,531)     (9,946,868)
                                                                                ------------    ------------
          Total Stockholders' Equity                                              31,116,992      33,165,655
                                                                                ------------    ------------
                                                                                  97,284,146     100,049,447
                                                                                ============    ============

  The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   UNAUDITED

                                                   2002           2001
                                                -----------    -----------
Revenues
          Total Revenues                        $ 4,403,733    $6,989,830
Expenses
     Production costs                             2,259,135     2,908,711
     General and Administrative                   2,059,111     2,131,900
     Depletion, depreciation and amortization     1,010,644       709,187
                                                -----------    ----------
          Total Expenses                          5,328,890     5,749,798

Operating (loss) Income                            (925,157)    1,240,032

Other Income (Expense)
     Other Income, net                               72,179       680,323
     Interest expense                            (1,220,684)     (884,949)
                                                -----------    ----------
        Other Income (Expense), net              (1,148,505)     (204,626)

Provision for Income Tax                                 --       (17,268)
                                                -----------    ----------
Net (loss) Income                               $(2,073,662)   $1,018,138
                                                ===========    ==========
Net (loss) Income per Common Share - Basic           $(0.44)        $0.22
                                                ===========    ==========
     Basic Shares                                 4,697,547     4,539,605

Net (loss) Income per Common Share - Diluted    $     (0.44)   $     0.21

                                                ===========    ==========
     Diluted Shares                               4,697,547     4,925,459


  The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                        2002           2001
                                                                     -----------    -----------
Cash flows from Operating Activities
     Net (loss) Income                                               $(2,073,663)   $ 1,018,136
     Adjustments to reconcile net loss to
      Net cash used in operating activities:

     Depletion, depreciation and Amortization                          1,010,644        709,187

     Changes in:
     Decrease (increase) accounts receivable                           1,593,053       (199,400)
     (Increase) decrease inventories                                    (356,493)    (2,111,185)
     (Increase) decrease other current assets                           (212,045)     2,616,536
     Decrease (increase) other assets                                    534,889     (2,248,627)
     Increase (decrease) accounts payable and accrued liabilities        (57,810)    (2,164,116)
                                                                     -----------    -----------

        Net Cash Provided by (Used in) in Operating Activities           438,575     (2,379,467)
                                                                     -----------    -----------

Cash Flows from Investing Activities

     Expenditure for property and equipment                             (501,165)    (5,354,709)
     Repayment from related party                                        247,776             --
                                                                     -----------    -----------
     Net Cash Used In Investing Activities                              (253,389)    (5,354,709)
                                                                     -----------    -----------
Cash Flows from Financing Activities

     Repayments of notes payable                                        (278,543)    (7,798,007)
     Proceeds from notes payable and long-term debt                           --     12,957,530
     Net Increase (decrease) in revolver loan                           (107,691)            --
     Exercise of stock options                                                --        112,875
     Proceeds from conversion of debentures                                   --        114,000
     Payment of financing charges                                       (170,000)            --
                                                                     -----------    -----------
Net Cash (Used In) Provided by Financing Activities                     (556,234)     5,386,398
                                                                     -----------    -----------
Net Decrease in Cash and
     Cash Equivalents                                                   (371,049)    (2,347,778)
Cash and Cash Equivalents at Beginning of Period                         422,103      4,837,699
                                                                     -----------    -----------
Cash and Cash Equivalents at End of Period                           $    51,054    $ 2,489,921
                                                                     ===========    ===========

Cash paid for:
     Interest                                                        $   657,793    $   863,290
                                                                     ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                   GREKA ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2001, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the consolidated results of operations for the three month periods ended March 31, 2002 and 2001, and the consolidated cash flows for the three month periods ended March 31, 2002 and 2001.

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

Business Segments

         The Company's operations are in three industry segments: Integrated Operations (California asphalt plant and E&P), E&P Americas, corporate and other. Information about the Company's operation by segment as of and for the three month periods ended March 31, 2002 and 2001, is as follows:

Three Months                              Integrated       E&P      Corporate
Ended March 31, 2002                      Operations    Americas    and Other    Total
(in thousands)                            ----------    --------    ---------    -----
Oil and Gas Revenue                         $   996     $ 2,153     $(1,257)    $ 1,892
Asphalt Refinery Revenue                      2,512          --          --       2,512
Total Revenue                                 3,508       2,153      (1,257)      4,404
Oil Production Costs                            653         444        (929)        168
Asphalt Refinery Costs                        2,419          --        (328)      2,091
Gross Profit                                    436       1,709          --       2,145
Other Expenses                                  724         568         767       2,059
DD&A Expenses                                   413         562          36       1,011
Miscellaneous (Expense) Income                   --          81          (9)         72

Interest and other expenses                     469         537         215       1,221
Net (loss) Income before taxes               (1,170)        123      (1,027)     (2,074)
Provision for Taxes                              --          --          --          --
Net (loss) Income                           $(1,170)    $   123     $(1,027)    $(2,074)
                                            =======     =======     =======     =======

Capital Expenditure                             472          29          --         501
Identifiable Assets                          56,379      30,678      10,227      97,284

Three Months
Ended March 31, 2002                   Integrated       E&P      Corporate
(in thousands)                         Operations    Americas    and Other    Total
----------------------------------     ----------    --------    ---------    -----
Oil and Gas Revenue                      $ 2,474     $ 3,378     $(2,474)    $  3,378
Asphalt Plant Revenue                      3,611          --          --        3,611
Total Revenue                              6,085       3,378      (2,474)       6,989
Oil Production Costs                         558         942        (558)         942
Asphalt Plant Costs                        3,882          --      (1,916)       1,966
Gross Profit                               1,645       2,436          --        4,081
Other Expenses                               525         432       1,174        2,131
DD&A Expenses                                368         342          --          710
Miscellaneous Income                          --         680          --          680

Interest and other
     expenses                                575         255          55          885

Net income (loss) before Taxes               177       2,087      (1,229)       1,035
Provision for Taxes                           --          --          17          (17)
Net income (loss)                        $   177     $ 2,087     $(1,246)    $  1,018
                                         =======     =======     =======     ========

Capital Expenditures                       2,127       2,961         267        5,355

Identifiable Assets                       67,972      23,287      10,208      101,467

Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Assets Held for Sale

     Consistent with the Company's previously announced restructure plan which included the sale of certain E&P properties, the Company has classified all assets for which there is a plan of sale in place, approved by management, and which are likely to be sold within one year, as Assets Held for Sale on the Consolidated Balance Sheet as of March 31, 2002. Assets held for sale consisted of our interest in a production sharing contract in West Java Exploration Prospect, Jakarta, Indonesia, Potash Dome Field, Richfield East Dome Unit and the Limestone property.



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

                                     Three Months Ended
                                          March 31,
                                  ------------------------
                                     2002          2001
                                  ------------  ----------
Basic Earnings
 Net Income to Common Shares      $(2,073,662)  $1,018,138
                                  -----------   ----------
Net Income for Diluted Shares     $(2,073,662)  $1,018,138
                                  ===========   ==========

Weighted Average Outstanding        4,697,547    4,539,605

Additional Dilutive Securities
Options and warrants                       --      385,854
Total Weighted Average Shares
Outstanding and Diluted
   Securities                       4,697,547    4,925,459
                                  ===========   ==========

Basic EPS                         $     (0.44)  $     0.22
                                  ===========   ==========

Diluted EPS                       $     (0.44)  $     0.21
                                  ===========   ==========

The Company's convertible debt was anti-dilutive for the period ending March 31, 2002. All options at March 31, 2002 were also anti-dilutive due to the Company's net loss.

NOTE 3 - INVENTORY

         Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at March 31, 2002:

Raw Material ........................  $  920,588
Finished goods.......................   1,232,425
                                       ----------
   Total ............................  $2,153,013
                                       ==========

NOTE 4 - STATEMENT OF CASH FLOWS

         Following is certain supplemental information regarding cash flows for the three-month periods ended March 31, 2002 and 2001:

                                              2002            2001
                                           ----------      ----------

         Interest paid                     $  657,793      $  863,290
         Income taxes paid                 $       --      $       --


NOTE 5 - CONTINGENCIES

     In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which the seller had drilled a number of non-producing oil wells. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property, never produced any oil or gas from the property and was not associated with the site and the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through March 31, 2002, the Company has remediated 31 of 72 wells and related facilities on the property for a cost of $1.5 million. This amount is recorded as a long-term receivable, as the Company believes it is probable that such amount will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

     GREKA's subsidiary owns an asphalt refinery in Santa Maria, California, with which environmental remediation obligations are associated. The party who sold the asphalt refinery to the Company's subsidiary performs all environmental obligations that arose during and as a result of its operations of the refinery prior to the acquisition. There could be additional environmental issues, which may require material remediation efforts in the future.

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

     In April 2002, we paid in full the loan obligation in the principal amount of $2,390,000 to IPH, thereby releasing collateral of all issued and outstanding shares of capital stock of a GREKA subsidiary.

     In April 2002, we sold our interest in the Manila Village Field located in Jefferson Parish, south Louisiana.

     In May 2002, the balance totaling $252,224, of the loan to a related party was repaid in full. The original loan amount of the loan was $500,000.

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

          During 2001, the throughput at the Company's asphalt refinery averaged approximately 2,370 BBL per day of the potential 10,000 BBL per day plant allowable capacity. Of this throughput, the Company's subsidiaries supplied an average of approximately 46%, or 1,090 BBL per day, from their production in California, and we plan to focus on increasing our feedstock during 2002.

          In March 2002, we announced as part of GREKA's unique business strategy in its integrated assets that we had closed into escrow our acquisition of Vintage Petroleum, Inc.'s oil and gas producing properties and facilities in the Santa Maria Valley of Central California. Subject to customary terms and conditions, a final closing out of escrow effective December 1, 2001 is scheduled to occur by May 31, 2002. During this escrow period, Vintage will continue to operate the properties while the crude will be delivered to GREKA's asphalt refinery, ramping up from approximately 800 BBL per day to approximately 2,000 BBL per day as of April 1st. This acquisition will increase the current equity throughput at the refinery from approximately 1,200 BBL per day to approximately 3,200 BBL per day.

          Divestiture of E&P Assets

          In March 2002, we announced GREKA's determination that our traditional exploitation and production assets are inconsistent with our restructured business strategy going forward. During second quarter 2002, we plan to sell GREKA's interests in these assets primarily including the Potash Field, Plaquemines Parish, Louisiana; Richfield East Dome Unit, Orange County, California; and PRC 91, Orange County, California. The Company is further pursuing the sale of our exploration interests in Indonesia and a limestone reserve in Indiana. In March 2002, the Company, which has a 75% interest in the block, entered into an agreement to sell its exploration interests in Indonesia. The sale requires the customary consent by Pertamina, the Indonesian state-owned oil company that has been requested and is currently pending.

Exploration, Production and Exploitation

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

     GREKA cautions the reader that these forward-looking statements are subject to risks and uncertainties including those associated with:

*    our ability to refinance our debt on favorable terms,
*    our ability to successfully restructure our operations,
*    the financial environment,
*    general economic, market and business conditions,
*    the regulatory environment,
*    business opportunities that may be presented to and pursued by GREKA,
*    changes in laws or regulations
*    exploitation and exploration successes,
*    availability to obtain additional financing on favorable conditions,
*    trend projections, and
* other factors, many of which are beyond GREKA's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Long-Term Potential

     Management believes that the results of operations for the three-month period ended March 31, 2002 and cash flows of GREKA reported herein are not reasonably indicative of the expected future quarterly results of operations and cash flows of GREKA for similar three month periods, since the Company announced a comprehensive restructuring plan on March 4, 2002 to divest its E&P assets and concentrate on the Integrated Operations going forward. The first and second quarters of 2002 will be transitional for the Company, and thereafter we will be focused on our Integrated Operations. Furthermore, the asphalt sales are somewhat seasonal due to seasonal fluctuations in asphalt consumption. Asphalt sales are generally higher in the second and third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results, which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company.

Results of Operations

Comparison for the three-month periods ended March 31, 2001 and 2002.

          Revenues decreased from $6,989,830 for the first quarter 2001 to $4,403,733 for the first quarter 2002. This 37% decrease primarily consists of a 44% decrease at E&P America from $3.4 million in 2001 to $1.9 million in 2002 and a 30% decrease at our Integrated Operations from $3.6 million in 2001 to $2.5 million in 2002. The decrease of E&P was due to 18% decrease in volume of oil and gas in BOE from 192,665 in 2001 to 157,381 in 2002, coupled with a decrease of 59% in gas prices from $5.00 per MCF in 2001 to $2.06 in 2002 and a decrease of 40% in the average oil and NGL price from $25.29 in 2001 to $15.22 in 2002;. The decrease in our Integrated Operations segment was due to 7% decline in the volume sold from 127,833 Bbls of refined products sold in 2001 to 118,770 Bbls in 2002, coupled with a decrease of 31% on the weighted average prices for refined products from $27.49 in 2001 to $18.85 in 2002.

          Production and product cost decreased by 22% from $2,908,711 in the first quarter 2001 to $2,259,135 in the first quarter 2002. The decrease is due to an overall lower volume of production of 28%, consisting of a decrease of 43% at the Integrated Operations from 136,107 Bbls in 2001 to 74,288 Bbls in 2002 of oil and gas production in BOE and a decrease of 18% at the E&P Americas from 192,665 Bbls in 2001 to 157,381 Bbls in 2002 of oil and gas production in BOE. Overall production and product cost per BOE decreased from $9.07 in 2001 to $8.18 in 2002.

          General and administration expenses slightly decreased by 3% from $2,131,900 for the first quarter 2001 to $2,059,111 for the first quarter 2002.

          Depreciation, depletion and amortization increased by 42% from $709,187 in the first quarter 2001 to $1,010,644 for the first quarter 2002, primarily as a result of higher depletion rates. The increase in the rate results from a revision to both the full cost asset pool and the reserve estimates.

          The Company's Operating Income (loss) decreased by 175% from income of $1,240,032 in the first quarter 2001 to a loss of $925,157 in the first quarter 2002, primarily as a result of decreased revenues discussed above, coupled with an increase in depreciation depletion and amortization expense.

          Interest expense increased by 38% from $884,949 for the first quarter 2001 to $1,220,685 for the first quarter 2002, due primarily to higher interest rates charged on short-term borrowing. During the fourth quarter of 2001, the Company obtained short-term financing of approximately $6.3 million at an interest rates ranging from 9% to 15%. In 2001 and 2002, most of the Company's debt accrued interest at the prime rate plus one hundred (100) to three hundred
(300) basis points.

          Other Income and Expense reflected an income of $72,179 in the first quarter 2001 relating primarily to write-off of pre-acquisition unsubstantiated liabilities.. In the first quarter 2002, the Company recognized $680,323 of Income and accrued interest on settlement of a litigation.

          Net Income (loss) was lower by 300% from income of $1,018,138 for the first quarter 2001 to a loss of $2,073,662 for the first quarter 2002. The loss is due to lower revenues and higher depreciation, depletion and amortization and interest expenses (discussed above) in 2002 when compared to 2001.

Liquidity and Capital Resources

          The working capital deficit at March 31, 2002 of $18,470,432 decreased by $31,884,884 from a working capital deficit of $50,355,316 at December 31, 2001. This decrease was caused primarily by a change in current assets by $30,634,534 from $7,389,081 at December 31, 2001 to $38,023,615 at March 31,
2002. The change relates to the reclassification of $32,277,872 of long-term assets to assets held for sale in accordance with the Company's previously announced divestiture of its traditional E&P assets. Current liabilities decreased from $57,744,397 at December 31, 2001 to $56,494,047 at March 31, 2002. The Company is currently working on refinancing all of its current debt, which will result in the reclassification of all non-current portions of the Company's debt to long-term. The Company expects to conclude this refinancing in the second quarter.

Cash Flows

          Cash provided by (used in) operations increased from an outflow of $2,379,467 for the three months ended March 31, 2001 to an inflow of $438,575 for the three months ended March 31, 2002. Net loss for the period used $2,073,662 of cash inflow.

          The Company's net cash flow used in investing activities decreased from a net outflow of $5,354,709 for the three months ended March 31, 2001 to a net outflow of $253,389 for the three months ended March 31, 2002. The change is primarily due to decreased capitalizable expenditure activities resulting from the planned divestiture of the Company's traditional E&P assets.

          The Company's net cash provided by financing activities was $5,386,398 for the three months ended March 31, 2001 compared to net cash used in financing activities of $556,234 for the three months ended March 31, 2002 as a result of refinancing the Company's debt during the first quarter of 2001.

          During the first quarter of 2002, the Company received a repayment of $247,776 from a related party on a Company authorized loan of $500,000 due on April 30, 2002.

Capital Expenditures

     Our growth is focused on acquisitions that are strategic and in accordance with our business plan. It is intended that such acquisitions will be achieved concurrent with the closing of adequate financing. Historically, GREKA has relied on cash flow from operations to finance operational capitalized expenditures. For 2002, GREKA has budgeted $30 million for our discretionary capitalized expenditures, which includes the acquisition of Vintage properties for $18 million, to be funded by our cash flow and credit facilities. We intend to implement our capital programs in the third and fourth quarters to capitalize on the increased cash flows from the seasonality in asphalt sales.

Financing and Debt Restructuring Activities

     In addition to eliminating the trade and bank debt related to our traditional exploitation and production assets that are planned to be sold, we announced in March 2002 GREKA's launch to completely restructure our debt. The debt restructuring scheduled during the second quarter is intended to payoff all remaining debt including debentures, fund the acquisition of the escrowed Vintage Petroleum, Inc. properties, provide availability for targeted acquisitions within the Integrated Operations' business plan, continued development of our interests in China, and working capital.

Inflation

     GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     To some extent, at March 31, 2002, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. (For a more comprehensive discussion related to Quantitative and Qualitative Disclosures about Market Risk refer to GREKA's 2001 Annual Report on Form 10-K.)

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     There is no update to the matters previously reported in GREKA's 2001 Annual Report on Form 10-K.

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

Item 2.   Changes in Securities and Use of Proceeds.

     None.

Item 3.   Defaults Upon Senior Securities.

     See Part I, Item 3-"Legal Proceedings" of our Form 10-K for the year ended December 31, 2001.

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


                                      GREKA ENERGY CORPORATION

Date: May 23, 2002                    By: /s/ Randeep S. Grewal
                                          ----------------------
                                      Randeep S. Grewal, Chairman and
                                      Chief Executive Officer

Date: May 23, 2002             By: /s/ Max A. Elghandour
                                   ----------------------
                                      Max A. Elghandour,
                                      Chief Financial Officer