Form 10-Q
period 2002-06-30
GREKA ENERGY CORP
filed 2002-08-14
CIK 840402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002
OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ____________

                         Commission file number 0-20760

                            GREKA Energy Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                              84-1091986
          --------                                              ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                          630 Fifth Avenue, Suite 1501
                            New York, New York 10111
                                 (212) 218-4680
        -----------------------------------------------------------------
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X    Yes          No
                                     -----         -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    X     Yes         No
                       -----         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 2, 2002, GREKA had 4,700,049 shares of Common Stock, no par value per share, outstanding.

                               TABLE OF CONTENTS



                                                                            Page

PART I - FINANCIAL INFORMATION..............................................   3
Item 1.  Financial Statements...............................................   3
   Condensed Consolidated Balance Sheets as of June 30, 2002
     (Unaudited) and December 31, 2001......................................   3
   Condensed Consolidated Statements of Operations for the Six and
      Three Month Periods Ended June 30, 2002 and 2001 (Unaudited).........    4
   Condensed Consolidated Statements of Cash Flows for the
      Six Month Periods Ended June 30, 2002 and 2001 (Unaudited).........      5
   Notes to Condensed Consolidated Financial Statements (Unaudited).........   6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation.......................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  14
Item 2.  Changes in Securities and Use of Proceeds..........................  14
Item 3.  Defaults Upon Senior Securities....................................  15
Item 4.  Submission of Matters to a Vote of Security Holders................  15
Item 5.  Other Information..................................................  15
Item 6.  Exhibits and Reports on Form 8-K...................................  15

SIGNATURE...................................................................  15



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                     GREKA ENERGY CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              FOR THE PERIODS ENDED
                                                                     June 30,  2002          December 31, 2001
                                                                     --------------          -----------------
                                                                      (Unaudited)               (Unaudited)
                                                   ASSETS

Current Assets
        Cash and cash equivalents                                    $     761,604             $     422,103
        Accounts receivable trade, net of allowance for
          doubtful accounts of $436,258 (2002)
          and $827,144 (2001)                                            3,694,805                 3,618,368
        Inventories                                                      2,398,046                 1,796,520
        Other current assets                                             2,004,768                 1,552,090
        Assets held for Resale                                           8,280,169                      --
                                                                     -------------             -------------
                 Total Current Assets                                   17,139,392                 7,389,081

Property and Equipment
        Investment in limestone property, at cost                             --                   3,675,973
        Oil and gas properties (full cost method)                       37,571,837                46,928,312
        Oil and gas properties - Unproven                                4,718,020                 7,347,113
        Land                                                            19,721,213                17,247,744
        Plant and equipment                                             29,106,242                29,823,908
                                                                     -------------             -------------

                                                                        91,117,312               105,023,050
        Less accumulated depreciation, depletion and
          amortization                                                 (12,520,145)              (15,557,669)
                                                                     -------------             -------------

Property and Equipment, net                                             78,597,167                89,465,381
Other Assets                                                             8,313,537                 3,194,985
                                                                     -------------             -------------

Total Assets                                                         $ 104,050,096             $ 100,049,447
                                                                     =============             =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                           13,841,976                23,751,354
        Current maturities of long-term notes and notes                 15,196,067                33,993,043
payable
        Short term borrowing                                             6,000,000                      --
                                                                     -------------             -------------
                 Total Current Liabilities                              35,038,042                57,744,397

Long-term debt, net of current portion                                  35,100,000                 9,139,395
                                                                     -------------             -------------
Stockholders' Equity
        Common Stock, no par value, 50,000,000 shares
          authorized, 4,694,953 (2001) 4,698,872 (2002)
          shares issued and outstanding                                 43,137,522                43,112,523
        Accumulated earnings (deficit)                                  (9,225,468)               (9,946,868)
        Total Stockholders' Equity                                      33,912,054                33,165,654
                                                                     -------------             -------------
                                                                     $ 104,050,096             $ 100,049,447
                                                                     =============             =============

                     The accompanying notes are an integral part of these financial statements.




                                             GREKA ENERGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30
                                                           UNAUDITED


                                                                 Six Months Ended June 30,             Three Months Ended June 30,
                                                                  2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
Revenues
                  Total Revenues                              $ 12,665,621       $ 18,612,722       $  8,261,888       $ 11,622,892

Expenses
        Production costs                                         6,579,906          8,509,523          4,320,771          5,600,811
        General and administrative                               4,228,575          4,128,426          2,169,464          1,996,528
        Profit sharing plan                                           --              300,000               --              300,000
        Depletion, depreciation and Amortization                 1,357,891          1,789,069            347,247          1,079,881
                                                              ------------       ------------       ------------       ------------

                  Total Expenses                                12,166,372         14,727,018          6,837,482          8,977,220
Operating Income                                                   499,249          3,885,704          1,424,406          2,645,672
Other Income (Expense)
        Miscellaneous Income                                     3,117,890            893,362          3,045,711            213,039
        Interest expense                                        (2,881,017)        (1,889,983)        (1,660,332)        (1,005,034)
                                                              ------------       ------------       ------------       ------------
                  Other Income (Expense), Net                      236,873           (996,621)          1,385,379          (791,995)

Income before Income Tax                                           736,122          2,889,082          2,809,785          1,853,676
Provision for Income Tax                                           (14,722)           (57,782)           (14,722)           (40,514)
                                                              ------------       ------------       ------------       ------------


Net Income                                                    $    721,400       $  2,831,300       $  2,795,063       $  1,813,162
                                                              ============       ============       ============       ============


Net Income  per Common Share - Basic                          $       0.15       $       0.62       $       0.59       $       0.40

     Net Income                                               $    721,400       $  2,831,300       $  2,795,063          1,813,162
                                                              ============       ============       ============       ============
    Basic Shares                                                 4,698,415          4,540,266          4,698,708          4,546,613
                                                              ============       ============       ============       ============

Net Income  per Common Share - Diluted                        $       0.15       $       0.58       $       0.59       $       0.37

     Net Income                                               $    721,400       $  2,831,300       $  2,795,063       $  1,813,162
                                                              ============       ============       ============       ============
    Diluted Shares                                               4,698,415          4,887,325          4,698,708          4,855,047
                                                              ============       ============       ============       ============

                              The accompanying notes are an integral part of these financial statements.




                                          GREKA ENERGY CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE SIX MONTH PERIODS ENDED JUNE 30,
                                                        (UNAUDITED)


                                                                                  2002                  2001
                                                                              ------------          ------------
Cash flows from Operating Activities

        Net Income                                                            $    721,400          $  2,831,300
        Adjustments to reconcile net
           income to net cash provided by (used for)
           operating activities
        Depletion, depreciation and
        Amortization                                                             1,357,891             1,789,068
       Gain on Sale of Assets                                                   (2,378,633)                 --

        Changes in:
       (Increase) decrease  Accounts receivable                                    (76,437)           (1,071,283)
       (Increase) Decrease Other current assets                                    292,971             3,505,160
       (Increase) Decrease Other assets                                         (1,101,368)           (1,692,244)
       (Increase) Decrease Inventory                                              (601,526)           (2,418,493)
       Increase (Decrease) Accounts payable and accrued
           Liabilities                                                          (8,974,757)           (1,935,030)
                                                                              ------------          ------------

                  Net Cash (Used in) Provided by Operating Activities          (10,760,459)            1,008,478
                                                                              ------------          ------------

Cash Flows from Investing Activities
        Expenditures for property and equipment                                (13,614,141)          (11,721,106)
        Proceeds from sale of property                                          20,065,757                  --
        Repayment from related party                                               247,776                  --
                                                                              ------------          ------------

        Net Cash (Used in) Provided from  investing activities                   6,699,392           (11,721,106)
                                                                              ------------          ------------

Cash Flows from Financing Activities
        Proceeds from notes payable and
           long-term debt                                                       35,100,000            13,269,530
        Principal payments on notes
           payable and long-term debt                                          (29,571,307)          (10,343,007)
        Net increase in revolver loan                                            1,714,002             2,935,043
        Payment of financing costs                                              (2,842,127)
        Proceeds from conversion of debenture                                         --                  50,000
        Proceeds from exercise of stock options                                       --                 275,333
                                                                              ------------          ------------

Net Cash Provided        by Financing activities                                 4,400,568             6,186,899
                                                                              ------------          ------------

Net Increase (Decrease) in Cash and Cash Equivalents                               339,501            (4,525,729)

Cash and Cash Equivalents at Beginning of Period                                   422,103             4,837,699
                                                                              ------------          ------------

Cash and Cash Equivalents at End of Period                                    $    761,604          $    311,970
                                                                              ============          ============

                                                                              $  2,112,661          $  1,565,469
                                                                              ============          ============




                              The accompanying notes are an integral part of these financial statements.

                                                               -5-



                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2001, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Form 10-K and the company's 2002 form 10-Q for the period ended March 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 2002, and the consolidated results of operations for the six and three month periods ended June 30, 2002 and 2001, and the consolidated cash flows for the six month periods ended June 30, 2002 and 2001.

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

Assets Held for Sale

     Consistent with the Company's previously announced restructure plan which included the sale of certain E&P properties, the Company has classified all assets for which there is a plan of sale in place, approved by management, and which are likely to be sold within one year. Assets held for sale on the Consolidated Balance Sheet as of June 30, 2002 consisted of our interest in the Richfield East Dome Unit and the Limestone property.

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

                                              Six Months Ended                         Three Months Ended
                                                  June 30,                                  June 30,
                                     ----------------------------------        ----------------------------------
                                          2002                 2001                 2002                 2001
                                     -------------        -------------        -------------        -------------
Basic Earnings Per Share
  Net Income to Common Shares        $     721,400        $   2,831,300        $   2,795,063        $   1,813,162
                                     =============        =============        =============        =============
Weighted Average Shares
  Outstanding ...............            4,698,415            4,540,266            4,698,708            4,546,613

Dilutive stock options ......                   --              347,059                   --              308,434

Fully diluted shares ........            4,698,415            4,887,325            4,698,708            4,855,047
                                     =============        =============        =============        =============

Basic EPS ...................        $        0.15        $        0.62        $        0.59        $        0.40
                                     =============        =============        =============        =============
Diluted EPS .................        $        0.15        $        0.58        $        0.59        $        0.37
                                     =============        =============        =============        =============

The Company's convertible debt and stock options were not dilutive for the period ending June 30, 2002.

NOTE 3 - INVENTORY

     Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at June 30, 2002:

Raw Material ........................  $1,146,941
Finished goods.......................   1,251,105
                                       ----------
   Total ............................  $2,398,046
                                       ==========

NOTE 4 - STATEMENT OF CASH FLOWS

     Following is certain supplemental information regarding cash flows for the six-month periods ended June 30, 2002 and 2001:




                                2002              2001
                             ----------        ----------
Interest paid .......        $2,112,661        $1,565,469
Income taxes paid ...        $        0        $        0

NOTE 5 - CONTINGENCIES

     In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which the seller had drilled a number of non-producing oil wells. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property never produced any oil or gas from the property and was not associated with the site and the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through June 30, 2002, the Company has remediated 31 of 72 wells and related facilities on the property for a cost of $1.736 million. This amount is recorded as a long-term receivable, as the Company believes it is probable that such amount will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

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

NOTE 6 - DIVESTITURE ACTIVITIES, NON-CORE E&P ASSETS

     In April 2002, we sold as planned our interest in the Manila Village Field located in Jefferson Parish, south Louisiana for approximately $55,000.

     In May 2002, we closed as planned the sale of our interest in the Potash Field, Plaquemines Parish, Louisiana for a contract price of approximately $20 Million for which, the company recognized a gain in the amount of $2.4 Million.

     In June 2002, we closed as planned the sale of our 75% exploration interest in the Jatiluhur Block, West Java for a $4 million production payment and a retained 5% overriding royalty interest in the Block. Pertamina, the Indonesian state-owned oil company, consented to the sale.

NOTE 7 - ACQUISITION ACTIVITIES, CALIFORNIA INTEGRATED ASSETS

     In June 2002, we closed as scheduled the acquisition of all of Vintage Petroleum, Inc.'s oil and gas producing properties and facilities in the Santa Maria Valley of Central California that produce approximately 2,000 BBLS per day for $18 million. These properties, operated by the Company, consist of five fields and approximately 110 producing wells, encompassing approximately 8,000 acres of mineral interest and over 800 acres of real estate.

NOTE 8 - FINANCING & DEBT RESTRUCTURING ACTIVITIES

     In April 2002, we closed a $5.1 million bridge facility to provide short-term liquidity during the implementation of GREKA's restructuring.

     In April 2002, we paid in full the loan obligation in the principal amount of $2.4 million to International Holding Publishing Inc. ("IPH"), thereby releasing collateral of all issued and outstanding shares of capital stock of a GREKA subsidiary.

     In May 2002, Bank of Texas, N.A. was paid $12.5 million from the proceeds of the closed sale of our interest in the Potash Field.

     In June 2002, we had institutionally placed $30 million of a secured credit facility to conclude the Company's debt restructuring and to close the acquisition of the Santa Maria Valley oil and gas assets. Of these proceeds, we paid $14.3 million to GMAC Commercial Credit, LLC to retire its term loan and $12 million to Vintage Petroleum, Inc. Also in June 2002, we executed a promissory note for the remaining $6 million purchase price owed to Vintage Petroleum to be paid within twelve months.

     All deferred financing charges relating to extinguishment of debt was written off in the quarter ending June 30, 2002.

NOTE 9 - RELATED PARTY TRANSACTIONS

     In May 2002, the balance totaling $252,224, of the loan to a related party was repaid in full. The original loan amount of the loan was $500,000.

NOTE 10 - SUBSEQUENT EVENTS

     After the scheduled closing of the Company's offices in Bogota and Jakarta, in July 2002, we also closed as planned our Houston office following the E&P asset divestitures.

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

     GREKA Energy Corporation is an independent integrated energy company. Our oil and gas production, exploration and development activities are concentrated in our properties in Santa Maria, California, where we also own and operate an asphalt refinery. We supply our asphalt refinery with equity oil, which is the crude oil we produce from our surrounding heavy crude oil reserves, and we also utilize crude oil purchased from third party producers. We believe that our integrated operations reduce our exposure to volatile swings in crude oil prices. Historically we have also engaged in oil and gas exploration, development and production from our properties in Louisiana, Texas and New Mexico which operation has substantially been sold as part of our internal reorganization. In addition, we have interests in coalbed methane properties and production sharing contracts in China.

     We conduct our operations through two divisions:

                o        Integrated Operations; and

                o        International Operations.

     Integrated Operations. We own and operate an asphalt refinery located in Santa Maria, California. Crude oil that we produce from our surrounding heavy crude oil reserves supplies feedstock to the refinery. We supplement our equity oil production with third party feedstock to achieve efficiencies through lower refinery operating costs of finished product per unit.

     Our asphalt refinery produces 65% asphalt and 30% gas oil, with the remainder produced as naphtha. We sell our asphalt to hot mix asphalt producers, material supply companies and government agencies for use in road surfacing applications, and we sell the gas oil and naphtha to end users and refineries. The relatively stable price of asphalt and the low cost of our oil compared to third party feedstock reduce our exposure to volatile swings in crude oil prices and position us to effectively compete in the asphalt market.

     As of June 30, 2002, approximately 3,000 Bbls per day of our oil produced locally were used as feedstock, accounting for approximately 90% of the asphalt refinery throughput. Our properties also produce natural gas which is used to fuel the field production and the refinery, in part. We operate all of the wells associated with our Integrated Operations division.

     International Operations. We have a 49% operated working interest in a coalbed methane exploration and development project in Jiangxi, China.

Business Strategy

     We intend to implement a two-pronged strategy:

     Capitalize on Our California Market Position. Our asphalt refinery, prior to 1992 was owned and operated for approximately fifty years by Conoco and ran between 9,000 to 11,000 Bbls per day of throughput. We expect that our refinery can attain its rated capacity of 10,000 Bbls per day of throughput. As of June 30, 2002 we utilized approximately 35% of this rated capacity. Our strategy in these vertically integrated assets is to enhance the long-term equity barrel feedstock supply to the refinery and to cost-efficiently boost production from the drilling locations identified in the Santa Maria Valley area. As a result of acquiring additional producing properties in June 2002 that produce approximately 2,000 Bbls per day of equity crude, our total average throughput currently at the asphalt refinery is approximately 3,500 Bbls per day, a 40% increase over 2001 levels. Over 90% of current throughput is now equity barrels. While the Company's infrastructure costs which are fixed had been burdened across approximately 1,000 Bbls of equity oil production cash margins, the essentially same fixed costs are now being burdened across approximately 3,000 Bbls of equity oil production increasing the Company's productivity and efficiency.

     Major oil companies, such as Union Oil Company, Shell and Texaco, began drilling in the Santa Maria basin in the early 1900's and built a consolidated infrastructure of pipelines and facilities. Thousands of wells were drilled discovering several productive oil and gas zones between 2,500 ft. and 8,500 ft. In consideration of low gas prices, most of the gas zones were largely passed over. Likewise, the shallower Sisquoc zone with heavier 6-12 gravity oil was passed over in favor of the deeper Monterey zone which was generally at a depth below 5,000 ft. and the lightest oil zone carrying the highest margins. Thus, the majors primarily concentrated on the Monterey zone and largely ignored the others. It is this enormous oil and gas proven reserve base that provides a specific road map for the Company to build a substantial production base. Our objectives are to exploit through increased production both the gas reservoirs for fuel self-sufficiency and the oil for asphalt production.

     Pursue High Potential International Prospects on a Longer-Term Basis. We have a 49% operated working interest in our production sharing contract with the China United Coalbed Methane Corporation Ltd. The Chinese Ministry of Foreign Trade and Economic Cooperation approved this contract that covers a total area of 380,534 acres. The 30-year contract provides that we as operator will drill at least five coalbed methane wells over a three-year term. Two production test wells have been drilled and both were successful. We will continue to look for high potential international prospects in areas with attractive terms that do not require significant capital commitments by us.

Recent Developments

     In March 2002, the Company announced that it intended to substantially restructure its operations by disposing of its exploration and production assets which had been operated through its E&P Americas subsidiary and to focus on its Integrated Operations around our asphalt refinery located in Santa Maria, California. At the end of May 2002, we closed the sale of the most substantial portion of the E&P Americas assets, the Potash Field located in South Louisiana for $20 million, the proceeds of which were used to pay debt, which included $12.5 million to the Bank of Texas, N.A. The sale of the Potash Field essentially completed the divestiture of the Company's E&P Americas' assets. In June 2002, we concluded a refinancing of our debt by closing a $30 million secured credit facility through Guggenheim Investment Management, LLC. The proceeds of this credit facility were used to payoff the $14.3 million GMAC Commercial Credit, LLC term loan, $12 million to purchase of the Vintage Petroleum, Inc. properties in the Santa Maria Valley and the balance toward working capital and closing expenses. Also in June 2002 to complete the purchase of the Santa Maria Valley properties, we executed a promissory note for the remaining $6 million purchase price owed to Vintage Petroleum to be paid within twelve months.

     As a result of the completed restructuring, substantially all of our oil, gas and refining assets and operations are located within a 15 mile radius in the Santa Maria Valley of California. As part of our restructuring strategy, we focused on boosting production of our heavy crude to increase the feed stock of our equity oil for use in our Santa Maria Refinery. As a result, the closing of the Vintage acquisition has increased equity oil production by approximately 2,000 Bbls a day.

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

Long-Term Potential

     Management believes that the results of operations for the three-month period ended June 30, 2002 and cash flows of GREKA reported herein are not reasonably indicative of the expected future quarterly results of operations and cash flows of GREKA for similar three month periods, since the Company announced a comprehensive restructuring plan on March 4, 2002 to divest its E&P assets and concentrate on the Integrated Operations going forward. The first three quarters of 2002 will be transitional for the Company, and hereafter we will be focused on our Integrated Operations. Furthermore, the refined product sales are somewhat seasonal due to seasonal fluctuations in asphalt consumption. Refined product sales are generally higher in the second and third quarter and lower in the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results, which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company.


Comparison of Three Months Periods Ended June 30, 2002 and 2001

     Revenues decreased from $11,623K for the second quarter of 2001 to $8,262K for the second quarter 2002. This 29% decrease is the net effect of a decrease in revenues from upstream activities or 76% from $5,068K in 2001 to $1,226K in 2002 resulting from the effects of the Company's restructuring plan and sale of Potash, Manila Village and other oil and gas properties, offset by a 7% increase in revenues from our downstream activities (refined product sales) from $6,556K in 2001 to $7,036 in 2002. The increase is the net effect of 29% volume increase from 226,059 Bbls of asphalt in 2001 to 292,374 Bbls in 2002 or $1,922K which was somewhat offset by an 18% price decrease in the weighted average selling price of refined products from $28.21 in 2001 to $23.25 per barrel in 2002 or $1,442K.

     Production and product costs decreased from $5,601K for the second quarter 2001 to $4,321K for the second quarter 2002. This 23% decrease consists of an 83% decrease in production costs from upstream activities from $1,223K in 2001 to $202K in 2002 due to the effect of the Company's restructuring plan, discussed above and coupled with a 6% decrease in production cost from downstream activities from $4,379K in 2001 to $4,109K in 2002. The decrease of $270K is the net effect of a 29% increase in volume or an incremental production cost of $1,285K offset by a 27% decrease in cost per barrel from $19.37 to $14.05, a total of $1,555K. The dramatic decrease in the cost per barrel is due to an increase of 40% of the average daily throughput from 2,520 Bbls in 2001 to 3,538 Bbls in 2002 coupled with a material decrease in the percentage of daily average throughput from third party crude (feedstock) from 58% or 1,462 Bbls in 2001 to 9% or 318 Bbls in 2002. The decrease in purchases of third party crude is due to the acquisition of the Vintage properties, which increased refinery feedstock from equity crude by 2,000 Bbls per day from approximately 1,000 to 3,000 Bbls per day.

     General and Administrative expenses decreased moderately by 6% from $2,297K for the second quarter 2001 to $2,169K for the second quarter 2002 primarily as a result of lack of accrual for Net Profit Sharing. The second quarter of 2001 included an accrual of $300K for Net Profit Sharing.

     The Company's operating income decreased from $ 2,647K in the second quarter 2001 to $1,424K in the second quarter 2002 primarily due to the effect of the Company's restructuring plan discussed above.

     Depreciation, depletion and amortization decreased from $1,079K in the second quarter 2001 to $347K in the second quarter 2002 primarily as a result of lower production volume due to the sale of oil and gas properties (Potash, Manila Village, etc.) discussed above.

     Interest expense increased from $1,005K for the second quarter 2001 to $1,660K for the second quarter 2002 primarily as a result of a write off of previously capitalized financing costs relating to the GMAC term loan. The GMAC term loan of $14,300K was paid off on June 26, 2002.

     Other income increased from $213K in the second quarter 2001 to $3,045K for the second quarter 2002. The increase is mostly due to a gain of $2,378K realized on the sale of the Potash properties.

     Net income increased from $1,813K in the second quarter 2001 to $2,795K for the second quarter 2002 mostly due to realized gain on the sale of the Potash properties.

Comparison of six-month periods ended June 30, 2002 and 2001

     Revenues decreased from $18,613K for the first half of 2001 to $12,666K for the first half of 2002 primarily as a result of the Company's restructuring plan and related property sales, discussed above.

     Production and product cost decreased 22% from $8,510K for the first half of 2001 to $6,580K for the first half of 2002 primarily as a result of lower volume of production from upstream activities (discussed above) or a total of 662,294 BOE in 2001 compared with 517,073 BOE in 2002. This was offset by an increase of 29% of production from the asphalt refinery from 226,059 Bbls in 2001 to 292,374 Bbls in 2002.

     General and administrative expenses decreased from $4,428K in the first half of 2001 to $4,228K in the first half of 2002 primarily as result of lack of accrual for Net Profit Sharing. The second quarter of 2001 included an accrual of $300K for Net Profit Sharing.

     Operating Income decreased from $3,886 in the first half of 2001 to $499K in the first half of 2002 mostly due to lower revenues resulting from the effects of the Company's restructuring plan and related property sales discussed above.

     Depreciation, depletion and amortization decreased from $1,789K in the first half 2001 to $1,358K in the first half 2002 due to decrease in volume production resulting from the restructuring plan or 662,294 Bbls in the first half 2001 to 358,785 Bbls in the first half of 2002. This was somewhat offset by a higher depletion rate from a weighted average rate of $2.70 per barrel in the first half 2001 to a weighted average rate of $3.78 per barrel for the first half 2002.

     Interest expense increased from $1,890K for the first half of 2001 to $2,881K for the first half of 2002 primarily due to a write off of previously capitalized financing cost associated with term loans from GMAC and Bank of Texas.

     Other income increased from $893K for the first half 2001 to $3,118K for the first half 2002. Other income for 2002 mostly relates to a gain on the sale of Potash of $2,378K while other income for 2001 mostly relates to a favorable settlement of the Manila Village litigation for an amount of $671K.

     Net income decreased from $2,832K for the first half 2001 to $722K in the first half of 2002 mostly due to lower revenues resulting from the effect of the company's restructuring plan.


Liquidity and Capital Resources

     The working capital deficit at June 30, 2002 of $17,898K decreased by $32,456K from a working capital deficit of $50,355K at December 31, 2001. Current assets increased by $9,750K from $7,389K at December 31, 2001 to $17,139K at June 30, 2002, which includes an increase of $340K in cash and cash equivalents from $422K at December 31, 2001 to $762K at June 30, 2002. Approximately $2,398K of asphalt refinery raw material and finished product inventory resulted from asphalt refinery operations at June 30, 2002. Assets held for sale as of June 30, 2002 consists of the limestone property and the Richfield East Dome Unit which were classified as such during the first quarter of 2002. Current liabilities decreased from $57,744K at December 31, 2001 to $35,038K at June 30, 2002, a decrease of $22,706K principally as a result of a payment of loans to Bank of Texas, N.A. ($12,400K) and to GMAC ($14,300K) offset by a ($6,000K) note to Vintage.

Cash Flows

     Cash provided by or used in operations decreased from an inflow of $1,008K for the six months ended June 30, 2001 to an outflow of $10,760K for the six months ended June 30, 2002. Net income for the period provided $721K of cash inflow.

     The Company's net cash flows provided from investing activities increased from a net outflow of $11,721K for the six months ended June 30, 2001, to a net inflow of $6,699K for the six months ended June 30, 2002. This change was primarily attributable to the sale of the Potash Field properties.

     The Company's net cash provided by financing activities was $6,187K for the six months ended June 30, 2001 compared to net cash provided by financing activities of $4,401K for the six months ended June 30, 2002.

Capital Expenditures

     Our growth is focused on acquisitions that are strategic and in accordance with our business plan. It is intended that these acquisitions will be achieved concurrent with the closing of adequate financing. Historically, Greka has relied on cash flow from operations to finance discretionary capital expenditures. For 2002, we have budgeted $22 million for our discretionary capital expenditures for which the acquisition of Vintage properties used $18 million, of which $12 million was funded by a credit facility and the remaining $6 million by a Company note. We intend to implement our capital programs in the third and fourth quarters to capitalize on the increased cash flows from the seasonality in refined product sales.


Inflation

     GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Financing and Debt Restructuring Activities

     In addition to the financing and debt restructuring activities with Bank of Texas, N.A., GMAC Commercial Credit LLC, and Vintage Petroleum, Inc. (see "Recent Developments"), in April 2002 we paid in full the loan obligation in the principal amount of $2.4 million to IPH, thereby releasing collateral of all issued and outstanding shares of capital stock of a GREKA subsidiary. To provide short-term liquidity during the implementation of GREKA's restructuring in the second quarter, we also closed in April 2002 a $5.1 million bridge facility.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     To some extent, at June 30, 2002, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. (For a more comprehensive discussion related to Quantitative and Qualitative Disclosures about Market Risk refer to GREKA's 2001 Annual Report on Form 10-K.)


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     The following material developments occurred during the quarter ended June 30, 2002 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

     In the matter previously reported in GREKA's 2001 Annual Report on Form 10-K as Bank of Texas, N.A. v. Greka AM, Inc. and GREKA Energy Corporation (Case No. 02-00771, 160th Judicial District Court of Dallas County, Texas, January
2002), the parties entered into an extension of their forbearance agreement through September 30, 2002.

     In the matter previously reported in GREKA'S 2001 Annual Report on Form 10-K as liens and legal actions in connection therewith alleging nonpayment or untimely payment for services or goods provided to Greka's properties in an aggregate amount of approximately $5.2 million having been filed against our subsidiary's working interests, said liens and legal actions have been released and dismissed as part of our settlement of these claim concurrent with the sale of our E&P assets and debt restructuring in the second quarter.

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

Item 2.   Changes in Securities and Use of Proceeds.

     In April 2002, the Company granted to IPH the right and option to purchase up to 400,000 shares of common stock of the Company at an exercise price of $6.00 per share for the first 200,000 shares and at an exercise price of $6.50 per share for the remaining 200,000 shares. The options were granted in consideration of IPH arranging for an irrevocable standby letter of credit having a term expiring on September 29, 2003 and in the amount of $4 million in favor of the Company's creditor that loaned $5.1 million to the Company as a bridge facility. Such options shall be exercisable during a period of five days from the date that IPH receives written notice from the Company that the letter of credit has been surrendered in connection with the loan repayment, expired, or tendered to the bank in connection with a draw thereunder. These options are exempt from registration pursuant to Section 4(2) of the Securities Act.

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

(b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:

          (1) A Current Report on Form 8-K dated April 17, 2002 which reported events under Item 5, Other Events.

          (2) A Current Report on Form 8-K dated June 3, 2002 which reported events under Item 5, Other Events.

          (3) A Current Report on Form 8-K dated July 1, 2002 which reported events under Item 5, Other Events.


                                    Signature

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GREKA ENERGY CORPORATION

Date: August 14, 2002               By:  /s/  Randeep S. Grewal
                                         ---------------------------------------
                                              Randeep S. Grewal, Chairman,
                                              Chief Executive Officer and
                                              President


Date: August 14, 2002               By: /s/ Max A. Elghandour
                                        ----------------------------------------
                                            Max A. Elghandour,
                                            Chief Financial Officer