Form 10-Q
period 2002-09-30
GREKA ENERGY CORP
filed 2002-11-15
CIK 840402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934 For the transition period from ____________ to

                         Commission file number 0-20760

                            GREKA ENERGY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                               84-1091986
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 2002, GREKA had 4,951,418 shares of Common Stock, no par value per share, outstanding.

                               TABLE OF CONTENTS



                                                                            Page

PART I - FINANCIAL INFORMATION..............................................   3
Item 1.  Financial Statements...............................................   3
   Condensed Consolidated Balance Sheets as of September 30, 2002
     (Unaudited) and December 31, 2001......................................   3
   Condensed Consolidated Statements of Operations for the Nine and
      Three Month Periods Ended September 30, 2002 and 2001 (Unaudited)....    4
   Condensed Consolidated Statements of Cash Flows for the
      Nine Month Periods Ended September 30, 2002 and 2001 (Unaudited)...      5
   Notes to Condensed Consolidated Financial Statements (Unaudited).........   6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation.......................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  15
Item 2.  Changes in Securities and Use of Proceeds..........................  16
Item 3.  Defaults Upon Senior Securities....................................  16
Item 4.  Submission of Matters to a Vote of Security Holders................  15
Item 5.  Other Information..................................................  16
Item 6.  Exhibits and Reports on Form 8-K...................................  16

SIGNATURE...................................................................  17



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                       GREKA ENERGY CORPORATION AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                 FOR THE PERIODS ENDED



                                                September 30, 2002     December 31, 2001
                                                ------------------     -----------------
                                                   (Unaudited)


Current Assets
Cash and cash equivalents                         $   1,774,126          $     422,103
Accounts receivable trade, net of allowance for
  doubtful accounts of $586,501 (2002)
  and $827,141 (2001)                                 4,381,683              3,618,368
Inventories                                           2,493,717              1,796,520
Other current assets                                  1,999,988              1,552,090
Assets held for resale                                8,280,168                   --
                                                  -------------          -------------
    Total Current Assets                             18,929,682              7,389,081

Property and Equipment
Investment in limestone property, at cost                  --                3,675,973
Oil and gas properties (full cost method)            40,530,884             46,928,312
Oil and gas properties - Unproven                     4,754,020              7,347,113
Land                                                 19,221,049             17,247,744
Plant and equipment                                  26,377,751             29,823,908
                                                  -------------          -------------

                                                     90,883,704            105,023,050


Less accumulated depreciation, depletion and
  amortization                                      (13,546,458)           (15,557,669)
                                                  -------------          -------------
Property and Equipment, net                          77,337,246             89,465,381
Other Assets                                          7,282,643              3,194,985
                                                  -------------          -------------
Total Assets                                      $ 103,549,571          $ 100,049,447
                                                  =============          =============

Current Liabilities
Accounts payable and accrued expenses             $  14,737,745          $  23,751,354

Current maturities of long-term notes and notes
  payable                                             7,972,856             33,993,043
Short-term borrowing                                 11,484,604                   --
                                                  -------------          -------------
    Total Current Liabilities                        34,195,205             57,744,397


Long-term debt, net of current portion               34,000,000              9,139,395

Commitments and Contingent Liabilities                    --                     --

Stockholders' Equity
Common stock, no par value, 50,000,000 shares
  authorized, 4,694,953 (2001) 4,951,395 (2002)
  shares issued and outstanding                      44,404,253             43,112,523

Accumulated earnings (deficit)                       (9,049,887)            (9,946,868)
                                                  -------------          -------------
    Total Stockholders' Equity                       35,354,366             33,165,655
                                                  -------------          -------------

                                                  $ 103,549,571          $ 100,049,447
                                                  =============          =============


      The accompanying notes are an integral part of these financial statements.

                                           3



                               GREKA ENERGY CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                              (UNAUDITED)



                                          Nine Months Ended Sept. 30     Three Months Ended Sept. 30
                                         ----------------------------    ----------------------------
                                             2002            2001            2002            2001
                                         ------------    ------------    ------------    ------------
Revenues                                 $ 20,993,991    $ 31,924,619    $  8,328,370    $ 13,311,897

Expenses
 Production costs                          10,298,651      17,755,931       3,718,745       9,246,408
 General and administrative                 5,852,288       6,121,375       1,623,713       1,692,949
 Depletion, depreciation and
   amortization                             2,384,204       2,758,582       1,026,313         969,513
                                         ------------    ------------    ------------    ------------

     Total Expenses                        18,535,143      26,635,888       6,368,771      11,908,870

Operating Income                            2,458,848       5,288,731       1,959,599       1,403,027

Other Income (Expenses)
 Other Income Income, net                   4,102,397       3,601,079         984,507       2,707,717
 Interest Expense, net                     (5,658,374)     (3,231,603)     (2,777,357)     (1,341,620)
                                         ------------    ------------    ------------    ------------

     Other Income (Expense) net            (1,555,977)        369,476      (1,792,850)      1,366,097

Income before Provision for Income Taxes      902,871       5,658,207         166,749       2,769,124
Provision for Income Taxes                    (14,722)       (113,164)           --           (55,382)
                                         ------------    ------------    ------------    ------------

Net Income                               $    888,149    $  5,545,043    $    166,749    $  2,713,742
                                         ============    ============    ============    ============

Net Income per Common Share - Basic      $       0.19    $       1.22    $       0.03    $       0.59
                                         ============    ============    ============    ============

Basic Shares                                4,726,706       4,530,732       4,825,722       4,577,283
                                         ============    ============    ============    ============

Net Income per Common Share - Diluted    $       0.18    $       1.15    $       0.03    $       0.57
                                         ============    ============    ============    ============

Diluted Shares                              4,876,448       4,821,029       4,975,464       4,734,429
                                         ============    ============    ============    ============


              The accompanying notes are an integral part of these financial statements.

                                                  4



                       GREKA ENERGY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30,
                                      (UNAUDITED)



                                                              2002            2001
                                                          ------------    ------------
Cash Flows from Operating Activities
 Net Income                                               $    888,149    $  5,545,043
 Adjustments to reconcile net income to net
    cash provided by (used for) operating activities
  Depletion, depreciation and amortization                   4,578,992       2,758,582
  Net cash received from litigation settlements                   --         3,577,282
  Net gain on litigation settlements                              --        (3,365,111)
  Net gain on Sale of assets                                (4,117,020)           --
 Changes in:
  (Increase) Decrease Accounts receivable                     (763,315)     (1,881,074)
  (Increase) Decrease Other current assets                     297,752         963,210
  (Increase) Decrease Other assets                             223,884      (1,030,139)
  (Increase) Decrease Inventory                               (697,197)        324,671
  Increase (Decrease) Accounts payable and
    accrued liabilities                                     (9,382,633)      1,192,315
                                                          ------------    ------------

    Net Cash (Used in) Provided by Operating Activities     (8,971,388)      8,084,779

Cash Flows from Investing Activities
 Expenditures for property and equipment                   (14,475,774)    (13,996,078)
 Proceeds from sale of property                             22,390,757            --
 Loan repayment from related party                             247,776         750,000
 Loans to related party                                           --          (500,000)
                                                          ------------    ------------

   Net Cash (Used in) Provided by Investing Activities       8,162,759     (13,746,078)

Cash Flows from Financing Activities
 Proceeds from notes payable and long-term debt             39,100,000      13,269,530
 Principal payments on notes payable and long-term debt    (36,058,463)    (13,223,007)
 Net increase in revolver loan                               1,947,459       2,590,474
 Payments of financing costs                                (2,828,344)           --
 Proceeds from exercise of stock options                          --           527,500
 Purchase of treasury stock                                       --          (196,152)
                                                          ------------    ------------

      Net Cash Provided by Financing Activities              2,160,652       2,968,345

Net Increase (Decrease) in Cash and Cash Equivalents         1,352,023      (2,692,954)

Cash and Cash Equivalents at Beginning of Period               422,103       4,837,699
                                                          ------------    ------------

Cash and Cash Equivalents at End of Period                $  1,774,126    $  2,144,745
                                                          ============    ============


      The accompanying notes are an integral part of these financial statements.

                                          5


GREKA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2001, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Form 10-K and the Company's 2002 form 10-Q for the periods ended March 31, 2002 and June 30, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of September 30, 2002, and the consolidated results of operations for the nine and three month periods ended
September 30, 2002 and 2001, and the consolidated cash flows for the nine month periods ended September 30, 2002 and 2001.

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

Assets Held for Sale

Consistent with the Company's previously announced restructure plan which included the sale of certain E&P properties, the Company has classified all assets for which there is a plan of sale in place, approved by management, and which are likely to be sold within one year. Assets held for sale on the Consolidated Balance Sheet as of September 30, 2002 consisted of our real estate and oil and gas interest in the Richfield East Dome Unit and the Limestone property.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement
Obligations. SFAS No. 143 addressed financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company plans to adopt the provisions of SFAS
No. 143 on January 1, 2003 and is evaluating the impact of this pronouncement, on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or
Disposal of Long- Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of SFAS No. 144 for its 2002 fiscal year. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

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

                                   Nine Months Ended        Three Months Ended
                                     September 30,             September 30,
                                -----------------------   -----------------------
                                   2002         2001         2002         2001
                                ----------   ----------   ----------   ----------
Basic Earnings Per Share
  Net Income to Common Shares   $  888,149   $5,545,043   $  166,749   $2,713,742
                                ==========   ==========   ==========   ==========
Weighted Average Shares
  Outstanding                    4,726,706    4,530,732    4,825,722    4,577,283

Dilutive stock options                --        290,647         --        157,146

Dilutive stock warrants            149,742         --        149,742         --

Fully diluted shares             4,876,448    4,821,029    4,975,464    4,734,429
                                ==========   ==========   ==========   ==========

Basic EPS                       $     0.19   $     1.22   $     0.03   $     0.59
                                ==========   ==========   ==========   ==========
Diluted EPS                     $     0.18   $     1.15   $     0.03   $     0.57
                                ==========   ==========   ==========   ==========

                                        6

The Company's convertible debt and stock options were not dilutive for the period ending September 30, 2002.

NOTE 3 - INVENTORY

Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at September 30, 2002:


                Raw Material ........................ $1,406,269
                Finished goods.......................  1,087,448
                                                      ----------
                   Total ............................ $2,493,717
                                                      ==========

NOTE 4 - STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the nine-month periods ended September 30, 2002 and 2001:


                                         2002             2001
                                      ----------       ----------
                Interest paid ....... $3,841,277       $2,919,166
                Income taxes paid ... $        0       $        0

NOTE 5 - CONTINGENCIES


In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which the seller had drilled a number of non-producing oil wells. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production, irrespective of whether certain consents of third parties necessary to transfer the property to the Company were obtained. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property never produced any oil or gas from the property and was not associated with the site and the seller did not give its predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by the regulatory agency. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through September 30, 2002, the Company has remediated 34 of 72 wells and related facilities on the property for a cost of approximately $1.9 million. This amount is recorded as a long-term receivable, as the Company believes it is probable that such amount will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

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

NOTE 6 - DIVESTITURE ACTIVITIES, NON-CORE ASSETS

In July 2002, we closed as planned our Houston office following the E&P asset divestitures in the second quarter 2002.

In September 2002, we sold real estate for a contract price of approximately $2.3 million.

NOTE 7 - FINANCING & DEBT RESTRUCTURING ACTIVITIES

In September 2002, we paid $1.1 million toward the $5.1 million bridge facility that closed in the second quarter 2002. The payment was made from the sale proceeds of certain real estate owned by the Company.

As of September 2002, we satisfied in full our 15% subordinated convertible debentures by converting $1.08 million in principal plus accrued interest into 251,348 shares of GREKA common stock and paying $0.23 million in principal plus accrued interest that had been redeemed.

All deferred financing charges relating to extinguishment of debt was written off in the quarter ending September 30, 2002.

In October 2002 and in consideration of the transfer to IPH of the $4 million balance of the $5.1 million bridge facility, we amended and restated our grant to IPH of its right and option to purchase up to 400,000 shares of common stock of the Company at an exercise price of $6.00 per share for the first 200,000 shares and $6.50 per share for the remaining 200,000 shares. Such options shall be exercisable beginning on the earlier of March 31, 2003 or changes in capitalization of the Company and ending on the later of September 30, 2003 or fifteen days after the full repayment of the loan. These options are exempt from registration pursuant to Section 4(2) of the Securities Act.

NOTE 8 - SUBSEQUENT EVENTS

In October 2002, the $4 million balance of the $5.1 million bridge facility was transferred to International Publishing Holding, Inc. ("IPH"), and IPH cancelled the irrevocable standby letter of credit in the amount of $4 million that was arranged in favor of the initial creditor.

In October 2002, we acquired Rincon Island Limited Partnership ("Rincon"), and its general partner, Windsor Energy US Corporation ("Windsor"), that owns and operates oil and gas producing properties and facilities located within the Rincon Island Field in central California. The Company assumed approximately $1.7 million of debt to acquire over 12 MMBOE of proven reserves estimated by independent reservoir engineers, resulting in a purchase price of $0.14 per barrel. The properties cover approximately 1,700 mineral acres, including a 1-acre island connected to land by a 2,700' causeway containing the gas and oil pipelines and facilitating vehicular access. Of the 56 wells on the property, 12 are currently producing at approximately 300 BOPD and 80 MCFD.

Also in October 2002, we had restructured most of our debt and increased working capital by institutionally placing $12.5 million of secured debt. Of the net $12.5 million proceeds, we paid off our outstanding debt to Vintage Petroleum, Inc. and all but approximately $600,000 of our convertible debentures, acquired $5.35 million worth of operational bonds related to the acquisition of Rincon and Windsor, and applied the balance toward working capital and closing costs.

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


GREKA Energy Corporation is an independent integrated energy company. Our oil and gas production, exploration and development activities are concentrated in our properties in Santa Maria, California, where we also own and operate an asphalt refinery. We supply our asphalt refinery with equity oil, which is the crude oil we produce from our surrounding heavy crude oil reserves, and we also utilize crude oil purchased from third party producers. We believe that our integrated operations reduce our exposure to material volatile swings in crude oil prices. Historically we have also engaged in oil and gas exploration, development and production from our properties in Louisiana, Texas and New Mexico which operation has substantially been sold as part of our internal reorganization. In addition, we have interests in coalbed methane properties and production sharing contracts in China.

We conduct our operations through two divisions:

o Integrated Operations; and

o International Operations.

Integrated Operations. Our wholly owned and operated consolidated assets in central California include substantial oil in place, over 1,100 wells, extensive pipeline and production facilities, and an infrastructure including 3 work-over rigs, approximately 16,000 mineral acres, approximately 3,300 acres of real estate, and an asphalt refinery.

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


As of September 30, 2002, approximately 3,500 Bbls per day of our oil produced locally were used as feedstock, accounting for approximately 90% of the asphalt refinery throughput. Our properties also produce natural gas which is used to fuel the field production and the refinery, in part. We operate all of the wells associated with our Integrated Operations division.


International Operations. We have a 49% operated working interest in a coalbed methane exploration and development project in Jiangxi, China.

Business Strategy

We intend to implement a two-pronged strategy:


Capitalize on Our California Market Position. Our asphalt refinery, prior to 1992 was owned and operated for approximately fifty years by Conoco and ran between 9,000 to 11,000 Bbls per day of throughput. We expect that our refinery can attain its rated capacity of 10,000 Bbls per day of throughput. As of September 30, 2002, we utilized approximately 35% of this rated capacity. Our strategy in these vertically integrated assets is to enhance the long-term equity barrel feedstock supply to the refinery and to cost-efficiently boost production from the drilling locations identified in the Santa Maria Valley area. Our total average throughput currently at the asphalt refinery is approximately 3,500 Bbls per day, a 40% increase over 2001 levels. Over 90% of current throughput is now equity barrels. In our integrated business on a recurring basis, we are designed to be a relatively fixed cost operation with an established infrastructure in place. Equity production and throughput at the refinery increases ought to be realized without significant infrastructural costs to us. In this division, we are focused on organic production growth by returning to production the large inventory of shut-in wells acquired in the recent acquisitions.

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

Recent Developments

In March 2002, the Company announced that it intended to substantially restructure its operations by disposing of its exploration and production assets which had been operated through its E&P Americas subsidiary and to focus on its Integrated Operations around our asphalt refinery located in Santa Maria, California. At the end of May 2002, we closed the sale of the most substantial portion of the E&P Americas assets, the Potash Field located in South Louisiana for $20 million, the proceeds of which were used to pay debt, which included $12.5 million to the Bank of Texas, N.A. The sale of the Potash Field essentially completed the divestiture of the Company's E&P Americas' assets. In June 2002, we concluded a refinancing of our debt by closing a $30 million secured credit facility through Guggenheim Investment Management, LLC. The proceeds of this credit facility were used to payoff the $14.3 million GMAC Commercial Credit, LLC term loan, $12 million to purchase of the Vintage Petroleum, Inc. ("Vintage") properties in the Santa Maria Valley and the balance toward working capital and closing expenses. Also in June 2002 to complete the purchase of the Santa Maria Valley properties, we executed a promissory note for the remaining $6 million purchase price owed to Vintage to be paid within twelve months. In July 2002, we closed as planned our Houston office following the E&P asset divestitures.

As a result of the completed restructuring, substantially all of our oil, gas and refining assets and operations are located within a 20 mile radius in the Santa Maria Valley of California. As part of our restructuring strategy, we focused on boosting production of our heavy crude to increase the feed stock of our equity oil for use in our Santa Maria Refinery. As a result, the closing of the Vintage acquisition had increased equity oil production by approximately 2,000 Bbls a day.

In September 2002, we sold real estate for a contract price of $2.325 million, and we paid $1.1 million toward the $5.1 million bridge facility that closed in the second quarter 2002. The payment was made from the sale proceeds of certain real estate owned by the Company. Also as of September 2002, we satisfied in full our 15% subordinated convertible debentures by converting $1.08 million in principal plus accrued interest into 251,348 shares of GREKA common stock and paying $0.23 million in principal plus accrued interest that had been redeemed.

In October 2002, the $4 million balance of the $5.1 million bridge facility was transferred to International Publishing Holding, Inc. ("IPH"), and IPH cancelled the irrevocable standby letter of credit in the amount of $4 million that was arranged in favor of the initial creditor.

Also in October 2002, we acquired Rincon Island Limited Partnership ("Rincon"), and its general partner, Windsor Energy US Corporation ("Windsor"), that owns and operates oil and gas producing properties and facilities located within the Rincon Island Field in central California. The Company assumed approximately $1.7 million of debt to acquire over 12 MMBOE of proven reserves estimated by independent reservoir engineers, resulting in a purchase price of $0.14 per barrel. The properties cover approximately 1,700 mineral acres, including a 1-acre island connected to land by a 2,700' causeway containing the gas and oil pipelines and facilitating vehicular access. Of the 56 wells on the property, 12 are currently producing at approximately 300 BOPD and 80 MCFD. Substantial value of the field lies in the large, proved undeveloped portion and in the partially exploited secondary recovery reserves of non-flooded zones where production historically peaked at approximately 2,500 BOPD and 1.5 MMCFD. Additionally, there are 21 slots available on the island providing the foundation for the development of the substantial reserves.

Further in October 2002, we had restructured most of our debt and increased working capital by institutionally placing $12.5 million of secured debt. Of the net $12.5 million proceeds, we paid off our outstanding debt to Vintage and all but approximately $600,000 of our convertible debentures, acquired $5.35 million worth of operational bonds related to the acquisition of Rincon and Windsor, and applied the balance toward working capital and closing costs.

Lastly in October 2002, we entered into an amendment to our 30-year production sharing contract with the China United Coalbed Methane Corporation Ltd. to extend for an additional two years through December 2004 the term in which core testing is to be conducted and the pilot program is to be developed in our Fengcheng Coalbed Methane Exploration Prospect in Jiangxi, China.

Accounting Matters

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 144). SFAS No. 143 addressed financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company plans to adopt the provisions of SFAS No. 143 on January 1, 2003 and is evaluating the impact of this pronouncement, on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets (SFAS 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of SFAS No. 144 for its 2002 fiscal year. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies

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


Long-Term Potential

Management believes that the results of operations for the three-month period ended September 30, 2002 and cash flows of GREKA reported herein are reasonably indicative of the expected future quarterly results of operations and cash flows of GREKA for similar three month periods. Furthermore, the refined product sales are somewhat seasonal due to seasonal fluctuations in asphalt consumption. Refined product sales are generally higher in the second and third quarter and lower the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results, which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company.

Comparison of Three Month Periods Ended September 30, 2002 and 2001

Revenues decreased from $13,311,897 for the third quarter of 2001 to $8,328,370 for the third quarter 2002. This 37% decrease is the net effect of a decrease in revenues from upstream activities or 81% from $3,922,000 in 2001 to $732,000 in 2002 resulting from the effects of the Company's restructuring plan and sale of Potash, Manila Village and other oil and gas properties, in addition to a decrease of 19% in revenues from our downstream activities (refined product sales) from $9,389,000 in 2001 to $7,597,000 in 2002. The decrease is the net effect of a 27% volume decrease, from 381,356 BBLS in 2001 to 277,055 BBLS in 2002 or $2,531,000. This was offset by a 2% price increase in the weighted average selling price of refined products from $24.78 in 2001 to $25.31 per barrel in 2002 or $147,000.

Production and product costs decreased from $9,246,408 for the third quarter 2001 to $3,718,745 for the third quarter 2002. This 60% decrease consists of a 59% decrease in production costs from upstream activities from $1,366,048 in 2001 to $565,141 in 2002 due to the effect of the Company's restructuring plan discussed above and coupled with a 60% decrease in production cost from downstream activities from $7,880,392 in 2001 to $3,153,604 in 2002. The decrease of $4,726,788 is the net effect of a 27% decrease in volume or a reduction of production cost of $2,135,041 and a 45% decrease in the cost per barrel from $20.47 to $11.33, or a further reduction of $2,591,746. The decrease in the cost per barrel is due to an increase of 44% of the average daily throughput from 2,369 BBLS in 2001 to 3,417 BBLS in 2002 coupled with a decrease in the percentage of daily average throughput from third party crude (feedstock) from 49% or 1,172 BBLS in 2001 to 4% or 152 BBLS in 2002. The decrease in purchases of third party crude is due to the acquisition of the Vintage properties, which increased contribution to feedstock from equity crude by 2,000 BBLS per day from approximately 1,000 to 3,000 BBLS per day.

General and Administrative expenses decreased by 4% from $1,692,949 for the third quarter 2001 to $1,623,713 for the third quarter 2002.

The Company's operating income increased from $1,403,027 in the third quarter 2001 to $1,959,599 in the third quarter 2002. This 40% improvement over 2001 is primarily due to the decrease in the production cost discussed above.

Depreciation, depletion and amortization increased from $969,513 in the third quarter 2001 to $1,026,313 in the third quarter 2002 primarily as a result of a higher depletion rate for 2002 compared to 2001 offset by a lower volume of production from a weighted daily average of 3,292 BOE in 2001 to 2,847 BOE for 2002.

Interest expense increased from $1,341,620 for the third quarter 2001 to $2,777,357 for the second quarter 2002 as a result of an increase in the interest bearing loans outstanding from a weighted average of approximately $41 million in 2001 to $55 million in 2002 coupled with an increase in the weighted average interest rate from 13% to 20%.

Other income and expenses for the third quarter 2002 of $984,507 is primarily the net of a write off of capitalized financing costs of approximately $1 million relating to the payoff of loans offset by a gain of $1,811,000 realized on the sale of real estate and the write off of stale liabilities.

Net income decreased from $2,713,742 in the third quarter 2001 to $166,749 for the third quarter 2002 mostly due to the increased cost of capital and lower other income for the period compared to 2001.

Comparison of Nine Month Periods Ended September 30, 2002 and 2001

Revenues decreased from $31,924,619 for the first nine months of 2001 to $20,993,991 for the first nine months of 2002, or 34% primarily as a result of the Company's restructuring plan and related upstream property sales. This had an effect of reducing revenues from $12,368,000 for the first nine months of 2001 to $3,850,000 for the same period in 2002. Additionally, revenues from downstream activities also decreased from $19,556,000 in the first nine months of 2001 to $17,144,000 for the same period in 2002. The decrease of 12% or $2,412,000 is due to 6% lower volume sales from total barrels of 735,248 sold in 2001 to 688,199 barrels sold in 2002 for the same period or a net decrease of $1,251,000 coupled with a 6% decrease in the weighted average selling price from $26.59 in 2001 to $24.91 in 2002. This contributed to a further reduction of revenues by $1,161,000.

Production and product cost decreased 42% from $17,755,931 for the first nine months of 2001 to $10,298,651 for the first nine months of 2002 primarily as a result of lower volume of production from upstream activities (discussed above) from a total of 512,694 BOE in 2001 to a total of 261,101 BOE in 2002 or a total decrease of $2,646,000 from $3,605,000 in 2001 to $959,000 in 2002. Furthermore, and more importantly, the Company reduced the cost of production at its downstream operation by 29% from a weighted average cost of $19.25 for the first nine months of 2001 to $13.57 for the same period in 2002. Coupled with lower production volume (discussed above) this resulted in a total reduction in cost by $4,810,000 from $14,150,000 in 2001 to $9,340,000 in 2002.

General and administrative expenses decreased from $6,121,375 in the first nine months of 2001 to $5,852,288 in the first nine months of 2002 primarily as result of recognizing an expense relating to Net Profit Sharing in 2001.

Operating Income decreased from $5,288,731 in the first nine months of 2001 to $2,458,848 in the first nine months of 2002 mostly due to lower revenues resulting from the effects of the Company's restructuring plan and related upstream property sales discussed above.

Depreciation, depletion and amortization decreased from $2,758,582 in the first nine months of 2001 to $2,384,204 in the first nine months of 2002 mostly due to decrease in volume production resulting from the restructuring plan or 928,575 BBLS in the first nine months of 2001 to 645,038 BBLS in the first nine months of 2002. This was offset by a higher depletion rate from a weighted average rate of $2.70 per barrel in the first half 2001 to a weighted average rate of $3.28 per barrel for the first half 2002.

Interest expense increased from $3,231,603 for the first nine months of 2001 to $5,658,374 for the first nine months of 2002. The increase is due to an increase in the interest bearing weighted average debt from approximately $38 million for the first nine months of 2001 to $48 million, as well as, the increase in the weighted average interest rate from 11.33% in 2001 to 15.83% in 2002.

Other income increased from $3,601,079 for the first nine months of 2001 to $4,102,397 for the first nine months of 2002. Other income for 2002 mostly relates to the gain on the sale of Potash and real estate for $2,378,000 and $1,811,000, respectively, while other income for 2001 mostly relates to a favorable settlement of material litigation.

Net income decreased from $5,545,043 for the first nine months of 2001 to $888,149 in the first nine months of 2002 mostly due to lower revenues resulting from the effect of the Company's restructuring plan.

Liquidity and Capital Resources

The working capital deficit, at September 30, 2002 of $15,265,523 decreased by $35,089,793 from a working capital deficit of $50,355,316 at December 31, 2001. Current assets increased by $11,540,601 from $7,389,081 at December 31, 2001 to $18,929,682 at September 30, 2002 which includes an increase of $1,352,023 in cash and cash equivalents from $422,103 at December 31, 2001 to $1,774,126 at September 30, 2002. The increase in both cash balance as well as current assets is due primarily to the effect of reclassifications (Limestone and Redu) or sale of non core assets that have been earmarked for divestiture in accordance with the Company's restructuring plan in the first quarter. Other changes include an increase in inventory and receivables of $3,618,318 and $1,796,500, respectively, at December 31, 2001 to $4,381,683 and $2,493,717, respectively, at September 30, 2002 reflecting a normal seasonal effect on sales and build up of inventory of refined products. Current liabilities decreased from $57,744,397 at December 31, 2001 to $34,195,205 at September 30, 2002 as a result of payment of loans to the Bank of Texas, N.A. $12,400,000 and to GMAC $14,300,000 offset by a note from Vintage $4,920,000.

Cash Flows

Cash provided by or used in operations decreased from an inflow of $8,084,779 for the nine months ended September 30, 2001 to an outflow of $8,971,389 for the nine months period ended September 30, 2002. Net income for the period provided $888,149 of cash inflow.

The Company's net cash flows provided from investing activities increased from net outflows of $13,746,078 for the nine months period ended September 30, 2001 to a net inflow of $8,162,759 for the nine months ended September 30, 2002. The change was the net of cash inflow from the sale of the Potash and real estate offset by the acquisition cost of the Vintage properties.

The Company's net cash provided by financing activities was $2,968,345 for the nine months ended September 30, 2001 compared to net cash provided by financing activities of $2,160,652 for the nine months period ended September 30, 2002.

Capital Expenditures

Our growth is focused on acquisitions that are strategic and in accordance with our business plan. It is intended that these acquisitions will be achieved concurrent with the closing of adequate financing. Historically, Greka has relied on cash flow from operations to finance discretionary capital expenditures. For 2002, we have budgeted $22 million for our discretionary capital expenditures for which the acquisition of Vintage properties used $18 million. Additionally, we continue to implement our capital programs which resulted in an additional expenditure of approximately $2.2 million for the period ending September 30, 2002.

Inflation


GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Financing and Debt Restructuring Activities

In September 2002, we paid $1.1 million toward the $5.1 million bridge facility that closed in the second quarter 2002. The payment was made from the sale proceeds of certain real estate owned by the Company.

As of September 2002, we satisfied in full our 15% subordinated convertible debentures by converting $1.08 million in principal plus accrued interest into 251,348 shares of GREKA common stock and paying $0.23 million in principal plus accrued interest that had been redeemed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To some extent, at September 30, 2002, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. (For a more comprehensive discussion related to Quantitative and Qualitative Disclosures about Market Risk refer to GREKA's 2001 Annual Report on Form 10-K.)

Item 4. Controls and Procedure.

In accordance with the Sarbanes-Oxley Act within the week preceeding this filing our Chief Executive Officer and Chief Financial Officer as part of the process of preparing the Form 10-Q for the period ended September 30, 2002, for filing with the Securities and Exchange Commission met to evaluate the procedures and controls developed by the Company to gather information, including financial information and other information material for an understanding of the Company's business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit the Company to provide information to the persons responsible for preparing the report to ensure that the report fairly presents in all material respects the financial condition, results of operation and cash flows of the Company, and all other information necessary to understand the condition of the Company and its operations.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

The following material developments occurred during the quarter ended September 30, 2002 with respect to the legal proceedings reported in the GREKA Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

In the matter previously reported in GREKA's 2001 Annual Report on Form 10-K as Bank of Texas, N.A. v. Greka AM, Inc. and GREKA Energy Corporation (Case No. 02-00771, 160th Judicial District Court of Dallas County, Texas, January 2002), the parties entered into an extension of their forbearance agreement through December 31, 2002.

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

Item 2. Changes in Securities and Use of Proceeds.

In October 2002 and in consideration of the transfer to IPH of the $4 million balance of the $5.1 million bridge facility, we amended and restated our grant to IPH of its right and option to purchase up to 400,000 shares of common stock of the Company at an exercise price of $6.00 per share for the first 200,000 shares and $6.50 per share for the remaining 200,000 shares. Such options shall be exercisable beginning on the earlier of March 31, 2003 or changes in capitalization of the Company and ending on the later of September 30, 2003 or fifteen days after the full repayment of the loan. These options are exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits. The following exhibits are furnished as part of this report:

         Exhibit No.          Description

            10.1 Amended and Restated Loan and Security Agreement between Greka AM, Inc. as borrower and International Publishing Holding, Inc. as Lender dated October 1, 2002*

            10.2 Amendment No. 1 to Securities Purchase Agreement between GREKA Energy Corporation as borrower, certain of its affiliates as guarantors, and Guggenheim Investment Management, LLC as collateral agent dated October 28, 2002*

*  Filed herewith

(b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:


(1) A Current Report on Form 8-K dated July 1, 2002 which reported events under
Item 5, Other Events.


(2) A Current Report on Form 8-K dated August 13, 2002 which reported events under Item 7, Financial Statements and Exhibits.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREKA ENERGY CORPORATION


Date: November 13, 2002               By:  /s/  Randeep S. Grewal
                                      ---------------------------------------
                                                Randeep S. Grewal, Chairman,
                                                Chief Executive Officer and
                                                President


Date: November 13, 2002               By:  /s/  Max A. Elghandour
                                      ----------------------------------------
                                                Max A. Elghandour,
                                                Chief Financial Officer

                                 CERTIFICATIONS

     Randeep S. Grewal, Chief Executive Officer, and Max A. Elghandour, Chief Financial Officer of Greka Energy Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Randeep S. Grewal
------------------------------------------
Randeep S. Grewal, Chief Executive Officer
November 13, 2002

/s/ Max A. Elghandour
------------------------------------------
Max A. Elghandour, Chief Financial Officer
November 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each undersigned officer of Greka Energy Corporation (the "Company"), hereby certifies to such officers' knowledge, that the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Randeep S. Grewal
------------------------------------------
Randeep S. Grewal, Chief Executive Officer
November 13, 2002

/s/ Max A. Elghandour
------------------------------------------
Max A. Elghandour, Chief Financial Officer
November 13, 2002