Form 10-Q
period 2003-03-31
GREKA ENERGY CORP
filed 2003-05-15
CIK 840402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934 For the transition period from           to
                                                    -----------  -----------

                         Commission file number 0-20760

                            GREKA ENERGY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                               84-1091986
 ------------------------------                               ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                          630 Fifth Avenue, Suite 1501
                            New York, New York 10111
                                 (212) 218-4680
   --------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


              (Former name, former address andformer fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

                                  (X) Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2003, GREKA had 4,951,451 shares of Common Stock, no par value per share, outstanding.

                                TABLE OF CONTENTS



                                                                            Page

PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

   Condensed Consolidated Balance Sheets as of March 31, 2003
     (Unaudited) and December 31, 2002.........................................3

   Condensed Consolidated Statements of Operations for the
      Three Month Periods Ended March 31, 2003 and 2002 (Unaudited)............4

   Condensed Consolidated Statements of Cash Flows for the
      Three Month Periods Ended March 31, 2003 and 2002 (Unaudited)............5

   Notes to Condensed Consolidated Financial Statements (Unaudited)............6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation.........................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedure ..............................................19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19
Item 2.  Changes in Securities and Use of Proceeds............................19
Item 3.  Defaults Upon Senior Securities......................................19
Item 4.  Submission of Matters to a Vote of Security Holders..................19
Item 5.  Other Information....................................................19
Item 6.  Exhibits and Reports on Form 8-K.....................................19

SIGNATURE         ............................................................20


                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GREKA ENERGY CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                       FOR THE PERIODS ENDED

                                                                     March 31,       December 31,
                                                                       2003             2002
                                                                   -------------    -------------
                                                                    (Unaudited)
               ASSETS

Current Assets
Cash and cash equivalents                                          $   9,369,210    $   1,361,380
Accounts receivable trade, net
     of allowance for doubtful accounts of
     $436,258 (2003) and $436,258 (2002)                               3,831,928        3,760,613

 Inventories                                                           1,518,282        1,363,506
Assets held for Sale                                                        --            460,000
Other current assets                                                   1,447,563          896,621
                                                                   -------------    -------------
                    Total Current Assets                              16,166,983        7,842,120

Property and Equipment
     Oil and gas properties (full cost method)                        48,143,121       46,361,062
     Unproven Oil and Gas Properties                                   4,621,518        5,014,703
     Land                                                             19,135,235       19,135,235
     Plant and equipment                                              23,074,992       22,764,807
                                                                   =============    =============
                                                                      94,974,866       93,275,807
     Less accumulated depletion, depreciation and
     Amortization                                                    (15,294,381)     (14,407,101)
                                                                   -------------    -------------
          Property and Equipment, net                                 79,680,485       78,868,760

Other Assets                                                          11,932,176       10,877,792
                                                                   -------------    -------------
                    Total Assets                                   $ 107,779,644    $  97,588,618
                                                                   =============    =============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                 13,589,329    $  13,097,897
Current maturities of long-term notes and notes payable                3,354,248        9,672,914
                                                                   -------------    -------------
                    Total Current Liabilities                         16,943,577       22,770,811

Long-term debt, net of current portion                                64,355,636       47,664,622
Other Liabilities                                                      2,588,550
                                                                                        1,101,705

Stockholder's Equity
          Common Stock, no par value, 50,000,000                      44,404,253       44,404,253
                    shares authorized and 4,951,451 issued and
                    outstanding (March 2003 and December 2002)
          Additional Paid-in Capital                                   1,676,604        1,676,604
          Accumulated earnings (deficit)                             (22,188,976)     (20,029,377)
                                                                   -------------    -------------
          Total Stockholders' Equity                                  23,891,881       26,021,480
                                                                   -------------    -------------
                                                                   $ 107,779,644    $  97,588,618
                                                                   =============    =============


                            The accompanying notes are an integral part
                                  of these financial statements.


                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   (UNAUDITED)


                                                         2003           2002
                                                     -----------    -----------

Revenues                                             $ 7,774,648    $ 4,403,733
Expenses
     Production costs                                  3,307,273      2,259,135
     Sales, General and Administrative                 2,226,488      2,059,111
     Depletion, depreciation and amortization            876,223      1,010,644
                                                     -----------    -----------
          Total Expenses                               6,409,984      5,328,890
                                                     -----------    -----------
Operating Income (loss)                                1,364,664       (925,157)

Other Income (Expense)
     Other Income, net                                    62,587         72,179
     Interest expense, net                            (3,553,476)    (1,220,684)
                                                     -----------    -----------
        Other Income (Expense), net                   (3,490,889)    (1,148,505)
                                                     -----------    -----------
Loss before cumulative effect of
  change in accounting principle                      (2,126,225)          --

Cumulative effect of change in accounting
  principle                                              (33,375)          --

Provision for Income Tax                                    --             --
                                                     -----------    -----------
Net Loss                                             $(2,159,600)   $(2,073,662)
                                                     ===========    ===========
Net Loss per Common Share - Basic:
  Income before cumulative effect of a
  Change in accounting principle                     $     (0.43)   $     (0.44)
Cumulative effect of change in accounting
  principle                                                (0.01)          --

Net Loss                                                   (0.44)         (0.44)
                                                     ===========    ===========
     Basic Shares                                      4,951,451      4,697,547

Net Loss per Common Share - Diluted:
  Income before cumulative effect of a
  Change in accounting principle                     $     (0.43)   $     (0.44)
Cumulative effect of change in accounting
  principle                                                (0.01)          --

Net Loss                                                   (0.44)         (0.44)
                                                     ===========    ===========
     Diluted Shares                                    4,951,451      4,697,547


                   The accompanying notes are an integral part
                         of these financial statements.


                             GREKA ENERGY CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS PERIODS ENDED MARCH 31,
                                            (UNAUDITED)


                                                                        2003             2002
                                                                    ------------    ------------
Cash flows from Operating Activities
     Net Loss                                                       $ (2,159,600)   $ (2,073,663)
     Adjustments to reconcile net loss to
      net cash provided by operating activities:

     Depletion, depreciation and amortization                            876,223       1,010,644
     Amortization and write off of deferred financing costs            1,282,159            --
     Cumulative effect of change in accounting principle                  33,375            --

     Changes in:
     Decrease (increase) accounts receivable                             (71,314)      1,593,053
     (Increase) inventories                                             (154,776)       (356,493)
     (Increase) other current assets                                    (550,942)       (212,045)
     Decrease (increase) other assets                                   (209,304)        534,889
     Increase (decrease) accounts payable and accrued liabilities        491,432         (57,810)
     Increase (decrease) in other liabilities                            686,265            --
                                                                    ------------    ------------

        Net Cash Provided by Operating Activities                        223,519         438,575
                                                                    ------------    ------------

Cash Flows from Investing Activities

     Expenditure for property and equipment                           (1,382,021)       (501,165)
     Repayment from related party                                           --           247,776
     Proceeds from sale of limestone property                            460,000            --
                                                                    ------------    ------------
     Net Cash Used in Investing Activities                              (922,021)       (253,389)
                                                                    ------------    ------------
Cash Flows from Financing Activities

     Repayments of notes payable                                            --          (278,543)
     Net decrease in revolver loan                                    (1,038,093)       (107,691)
     Proceeds from long-term debt net of financing costs              19,025,000            --
     Net repayment of long-term debt                                  (9,280,574)           --
     Payment of financing charges                                           --          (170,000)
                                                                    ------------    ------------
Net Cash Provided by (Used In) Financing Activities                    8,706,333        (556,234)
                                                                    ------------    ------------
Net Increase (Decrease) in Cash and
     Cash Equivalents                                                  8,007,830        (371,049)
Cash and Cash Equivalents at Beginning of Period                       1,361,380         422,103
                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                          $  9,369,210    $     51,054
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

                                                5

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2002, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of March 31, 2003, and the consolidated results of operations, and the consolidated cash flows for the three month periods ended March 31, 2003 and 2002.

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

New Accounting Standards

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Effective January 1, 2003 the Company adopted SFAS No. 143 which resulted in an increase to net oil and gas properties of $554,065 and additional liabilities related to asset retirement obligations of $587,440. These entries reflect the asset retirement obligation of GREKA had the provisions of SFAS No. 143 been applied since inception. This resulted in a non-cash cumulative-effect decrease to earnings of $33,375.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective on January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("ABP") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS NO. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of this standard had no impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company early adopted the provision of SFAS No. 145, as permitted, with respect to the classification of gains or losses from debt extinguishment. In the first quarter of 2003, the company wrote off $200,000 in deferred financing costs in connection with the early extinguishment of a loan from International Publishing Holdings. Such write off is included in interest expense.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with the exit or disposal of an activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard had no impact on our consolidated financial statements.

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had the company accounted for stock-based employee compensation under the fair value method provided by SFAS No. 123, there would have been no effect on the consolidated interim financial statements as of March 31, 2003 and 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Under this Interpretation, at the inception of guarantees issued or modified after December 31, 2002, we will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company does not have any third party guarantees outstanding other than certain guarantees issued in connection with the Company's debt. Such debt is recorded on the Consolidated Balance Sheet at March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". This Interpretation requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, the Interpretation requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. This Interpretation had no effect on our consolidated financial statements.

NOTE 2 - NET INCOME PER SHARE
-----------------------------

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

                                       Three Months Ended
                                           March 31,
                                     -----------------------
                                       2003         2002
                                     ----------   ----------
     Basic Earnings Per Share
       Net Loss to Common Shares    $(2,159,600) $(2,073,662)
                                    ===========  ===========
     Weighted Average Shares
       Outstanding                    4,951,451    4,697,547

     Dilutive stock options                --           --

     Dilutive stock warrants               --           --

     Fully diluted shares             4,951,451    4,697,547
                                    ===========  ===========

     Basic EPS                      $     (0.44) $     (0.44)
                                    ===========  ===========
     Diluted EPS                    $     (0.44) $     (0.44)
                                    ===========  ===========


The Company's convertible debt and stock options were not dilutive for the period ending March 31, 2003.

NOTE 3 - INVENTORY
------------------

Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following at March 31, 2003:


                   Raw Material .......................$   690,575
                   Finished goods......................    827,707
                                                       -----------
                      Total ...........................$ 1,518,282
                                                       ===========

NOTE 4 - STATEMENT OF CASH FLOWS
--------------------------------

Following is certain supplemental information regarding cash flows for the three month periods ended March 31, 2003 and 2002:

                                                 2003               2002
                                              -----------        -----------
                   Interest paid .......      $ 2,215,825        $   657,793
                   Income taxes paid....      $         0        $         0

NOTE 5 - CONTINGENCIES
----------------------

In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which the seller had drilled a number of non-producing oil wells. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property, never produced any oil or gas from the property and was not associated with the site and the seller did not give the Company's predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by a regulatory agency as operator of record. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through March 31, 2003, the Company has remediated 40 of 72 wells and related facilities on the property for a cost of approximately $2.32 million. This amount is recorded in other assets (long-term), as the Company believes it is probable that such amount will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

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

NOTE 6 - DIVESTITURE ACTIVITIES, NON-CORE ASSETS
------------------------------------------------

In January 2003, the Company closed, as planned, the sale of its 355-acre limestone reserve located in Monroe County, Indiana for a contract price of $0.5 million.

NOTE 7 - EXPLORATION ACTIVITIES
-------------------------------

In January 2003, GREKA's wholly-owned subsidiary signed at the Great Hall of the People in China four Production Sharing Contracts (PSCs) with China United Coalbed Methane Corporation Ltd. (CUCBM) for the exploitation of coalbed methane
(CBM) resources in the Shanxi and Anhui Provinces. Considering the previously signed PSC for the Fengcheng Block in the Jiangxi Province, GREKA is now party to and operator under five, 30-year PSC's for CBM exploitation in China within two development and three exploration blocks. The combined total contract area is approximately 6,600 square kilometers (1.7 million acres) with average coalbed thickness of 16.5 feet and potential reserves of 34.5 Tcf, as estimated by CUCBM. GREKA has a 60% working interest in all PSC's other than the Fengcheng Block in which it has a 49% working interest. The remaining working interest is owned by CUCBM. As of March 2003 the company has incurred $1,978,637 in costs associated with this venture ($1,978,637 at December 31, 2002), which are included in unproven oil and gas properties. Under the production sharing contract the Company is required to invest an additional $1,000,000 in 2003 and assume operatorship of the production block in the second quarter of 2003.

NOTE 8 - FINANCING & DEBT RESTRUCTURING ACTIVITIES
--------------------------------------------------

In March 2003, the Company amended, with certain retrospective effects, the terms of its loan agreement with Guggenthim Investment Management, LLC as collateral agent. The company also placed $20 million with an institutional investor through the same collateral agent a 2-year, secured credit facility. From these proceeds, the Company paid $4.7 million to Bank of Texas and $4.1 million to International Publishing Holdings to retire their respective loans, and the balance, in addition to closing costs and working capital, will fund a portion of the Company's $15 million capital expenditure program for 2003. Of the $20 million, $13.5 million bears interest at a variable rate of Libor + 6.25% or 8.25%, whichever is greater, while the balance $6.5 million bears interest at a fixed rate of 9.25%. The Company paid a 4.25% closing fee, and the placement resulted in an increase of approximately $10 million of the Company's total debt.

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

Business Strategy

We intend to implement a two-pronged strategy:

     Capitalize on Our California Market Position. Our asphalt refinery, prior to 1992 was owned and operated for approximately fifty years by Conoco and ran between 9,000 to 11,000 Bbls per day of throughput. We expect that our refinery can attain its rated capacity of 10,000 Bbls per day of throughput. Our strategy in these vertically integrated assets is to enhance the long-term equity barrel feedstock supply to the refinery and to cost-efficiently boost production from the drilling locations identified in California. Our total throughput at the asphalt refinery at March 31, 2003 was approximately 3,000 Bbls per day or 30% of the rated capacity. Approximately 90% of the throughput is equity barrels. In our integrated business on a recurring basis, we are designed to be a relatively fixed cost operation with an established infrastructure in place. Equity production and throughput at the refinery increases ought to be realized without significant infrastructural costs to us. In this division, we are focused on organic production growth by returning to production the large inventory of shut-in wells acquired in recent acquisitions.

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

Accounting Matters

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Effective January 1, 2003 the Company adopted SFAS No. 143 which resulted in an increase to net oil and gas properties of $554,065 and additional liabilities related to asset retirement obligations of $587,440. These entries reflect the asset retirement obligation of GREKA had the provisions of SFAS No. 143 been applied since inception. This resulted in a non-cash cumulative-effect decrease to earnings of $33,375.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective on January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("ABP") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS NO. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of the standard had no impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company early adopted the provision of SFAS No. 145, as permitted, with respect to the classification of gains or losses from debt extinguishment. In the first quarter of 2003, the company wrote off $200,000 in deferred financing costs in connection with the early extinguishment of a loan from International Publishing Holdings. Such write off is included in interest expense.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with the exit or disposal of an activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no impact on our consolidated financial statements.

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had the company accounted for stock-based employee compensation under the fair value method provided by SFAS No. 123, there would have been no effect on the consolidated interim financial statements as of March 31, 2003 and 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Under this Interpretation, at the inception of guarantees issued or modified after December 31, 2002, we will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company does not have any third party guarantees outstanding other than certain guarantees issued in connection with the Company's debt. Such debt is recorded on the Consolidated Balance Sheet at March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". This Interpretation requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, the Interpretation requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. This Interpretation had no effect on our consolidated financial statements.

Critical Accounting Policies

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates involves the assessment of the amount of proved natural gas and oil reserves and the estimate of future development and environmental liabilities, such as plug and abandonment costs. Actual results could differ from those estimates.

Full Cost Accounting - The company uses the full cost method of accounting for oil and natural gas property acquisition, exploration and development activities. Under full cost accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool". Capitalized costs included costs of all unproved properties, internal costs directly related to our natural gas and oil activities. The Company amortizes these costs using the unit-of-production method. Greka computes the provision for depreciation, depletion and amortization quarterly by multiplying production for the first quarter by a depletion rate. The depletion rate is determined by dividing our total unamortized cost base by net equivalent proved reserves at the beginning of the quarter. Unevaluated properties and related costs are excluded from our amortization base until a determination is made as to the existence of proved reserves. The amortization base includes estimates for future development costs, as well as future abandonment and dismantlement costs. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties and our full cost ceiling test limitation. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates.

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

Asset Retirement Obligation - The company has significant obligations to remove tangible equipment and restore land at the end of oil and gas production operations. The Company's removal and restoration obligations are primarily associated with plugging and abandoning wells and removal of significant facilities. In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations". SFAS No. 143 significantly changed the method of accruing for costs associated with the retirement of fixed assets an entity is legally obligated to incur. Primarily, the new statement requires the Company to record a separate liability for asset retirement obligations that represents the present value of the costs to be incurred. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as regulatory, political, environmental, safety and public relations considerations. Revisions to the asset retirement obligation recorded upon adoption of SFAS No. 143 can potentially result from changes in assumptions used to estimate the cash flow required to settle the obligations. Potential changes include adjustments in estimated probabilities, amounts, and timing of the settlement, as well as changes in the legal requirements of an asset retirement obligation. Any such changes that result in upward and downward revisions in the estimated cash flows will adjust the liability and the related capitalized asset on a prospective basis. The Company adopted this statement effective January 1, 2003, as discussed in Note 1 of Item 1 of the Form 10-Q.


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

Long-Term Potential

Management believes that the results of operations for the three month period ended March 31, 2003 and cash flows of GREKA reported herein are indicative of the expected future quarterly results of operations and cash flows of GREKA for similar three month periods. Furthermore, the refined product sales are somewhat seasonal due to seasonal fluctuations in asphalt consumption. Refined product sales are generally higher in the second and third quarter and lower the first quarter. Due to these seasonal fluctuations, results of operations for interim quarterly periods may not be indicative of results, which may be realized on an annual basis. The results of the Company as reported herein, and which are demonstrative of the successful implementation of management's business plan, continue to reflect the long-term potential of the Company.

Comparison of Three Month Periods Ended March 31, 2003 and 2002

Revenues increased from $4,403,733 for the first quarter 2002 to $7,774,648 for the first quarter 2003. This 76% increase primarily consists of increased crude oil sales in the first quarter of 2003. Crude oil sales increased 169% from

$1,829,195 for the first quarter 2002 to $4,913,437 for the first quarter 2003. Refined product sales increased 18% from $2,353,022 for the first quarter 2002 to $2,784,436 for the first quarter 2003. Sales volumes decreased 1% from 276,151 barrels in the first quarter 2002 to 272,423 barrels in the first quarter 2003. This was offset by a 76% increase in the weighted average price from $16.00 per BOE for the first quarter in 2002 to $28.16 per BOE for the first quarter 2003.

Production and product costs increased by 46% from $2,259,135 in the first quarter 2002 to $3,307,273 in the first quarter 2003. The increase is due to a scheduled refinery turnaround in the first quarter and replacing low operating cost barrels in Potash and Manilla Village properties sold in the second quarter 2002 with higher operating cost barrels in properties acquired from Vintage Petroleum Inc. and Rincon Island Limited Partnership in the third and fourth quarters 2002, respectively, which return a high margin through integration with the refinery operations.

Sales, general and administration expenses increased by 8% from $2,059,111 for the first quarter 2002 to $2,226,488 for the first quarter 2003 primarily as a result of increased professional fees partially offset by cost improvements from the Company's restructuring plan implemented in the third quarter 2002 which focused operations on California.

Depreciation, depletion and amortization decreased by 15% from $1,010,644 for the first quarter 2002 to $876,223 for the first quarter 2003 due to low cost proved reserves in properties acquired from Vintage Petroleum Inc. and Rincon Island Limited Partnership and increased proved reserves due to price improvements, resulting in a lower depletion rate.

The Company's Operating Income (loss) improved by 247% from a loss of $925,157 in the first quarter 2002 to an income of $1,364,664 in the first quarter 2003 primarily as a result of increased revenues and prices discussed above.

Interest expense increased by 191% from $1,220,685 for the first quarter 2002 to $3,553,476 for the first quarter 2003 due primarily to debt restructuring in 2002, debt related to properties acquired from Vintage Petroleum Inc. and Rincon Island Limited Partnership and additional funds secured in March 2003 to fund future capital development programs.

Other Income and Expense reflected a gain of $62,587 in the first quarter 2003. In the first quarter 2002, the Company recognized $680,323 of income and accrued interest on settlement of a litigation.

Net Loss was increased by 4% from a loss of $2,073,662 for the first quarter 2002 to a loss of $2,159,600 for the first quarter 2002. The increase is primarily due to higher interest expense partially offset by increased sales and improved crude oil and asphalt prices.

Liquidity and Capital Resources

The working capital deficit at March 31, 2003 of $776,594 decreased by $14,152,097 from a working capital deficit of $14,928,691 at December 31, 2002. Current assets increased by $8,324,862 from $7,842,120 at December 31, 2002 to $16,166,983 at March 31, 2003 which includes an increase of $8,007,830 in cash and cash equivalents from $1,361,380 at December 31, 2002 to $9,369,210 at March 31, 2003. The increase in both cash balance as well as current assets is due primarily to additional debt incurred to fund capital expenditure program for 2003. Other changes include an increase in inventory and receivables of $154,776 and $71,315, respectively, at December 31, 2002 from $1,363,506 and $3,760,613, respectively, at March 31, 2003 to $1,518,282 and $3,831,928 reflecting increased sales of crude oil. Current liabilities decreased from $22,770,811 at December 31, 2002 to $16,943,577 at March 31, 2003, as the current portion of long term debt with Bank of Texas was paid in March 2003 as part of the capital restructuring with the $20 million loan agreement in March 2003. The Company expects to further reduce its working capital deficit in the next quarters upon achieving higher volumes of crude and asphalt sales.

The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financing arrangements and implement our strategies consistent with its restructuring plans and successful 2003 capital expenditure program.

Cash Flows

Cash provided by operating activities decreased from an inflow of $438,575 for the three months ended March 31, 2002 to an inflow of $223,519 for the three months ended March 31, 2003. The decrease is primarily attributable to the combined effect of increased revenues, increased production cost, and increased financing cost.

The Company's net cash flow used in investing activities increased from a net outflow of $253,389 for the three months ended March 31, 2002 to a net outflow of $922,021 for the three months ended March 31, 2003. The change is primarily due to an intensive capital investment program initiated in 2003 to increase production.

The Company's net cash used in financing activities was $556,234 for the three months ended March 31, 2002 compared to net cash provided by financing activities of $8,706,333 for the three months ended March 31, 2003 as a result of the $20 million loan agreement concluded in March 2003 and the repayment of $9.2 million in ling term debt.

Capital Expenditures

GREKA's 2003 discretionary capital expenditure budget for properties is dependent upon the price for which its products are sold and upon the ability of GREKA to obtain external financing. Subject to these variables and based on the current asset base, we expect our cash flow and credit facilities to fund approximately $15 million in 2003 for capital expenditure. (See "Financing & Debt Restructuring Activities") The Company's 2003 capital expenditure program is designed to facilitate organic production increases from the integrated operations. Capital expenditure projects identified for 2003, namely workovers, redrills, recompletions, side-tracks, and various facility enhancements, are scheduled throughout the year which resulted in an expenditure of approximately $1,382,021 for the three month period ending March 31, 2003.

Inflation

GREKA does not believe that inflation will have a material impact on GREKA's future operations.

Financing and Debt Restructuring Activities

In March 2003, the Company amended, with certain retrospective effects, the terms of its loan agreement with Guggenheim Investment Management, LLC as collateral agent. We also placed $20 million with an institutional investor through the same collateral agent a 2-year, secured credit facility. From these proceeds, the Company paid $4.7 million to Bank of Texas and $4.1 million to International Publishing Holdings to retire their respective loans, and the balance, in addition to closing costs and working capital, will fund a portion of the Company's $15 million capital expenditure program for 2003. Of the $20 million, $13.5 million bears interest at a variable rate of Libor + 6.25% or 8.25%, whichever is greater, while the balance $6.5 million bears interest at a fixed rate of 9.25%. The Company paid a 4.25% closing fee, and the placement resulted in an increase of approximately $10 million of the Company's total debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To some extent, at March 31, 2003, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. (For a more comprehensive discussion related to Quantitative and Qualitative Disclosures about Market Risk refer to GREKA's 2002 Annual Report on Form 10-K.)

Item 4. Controls and Procedure.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no update to the matters previously reported in GREKA's 2002 Annual Report on Form 10-K. From time to time, the Company and its subsidiaries are a named party in legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) No exhibits are furnished as part of this report.

(b) During the quarter for which this report is filed, GREKA filed no Reports on Form 8-K.

                                    Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GREKA ENERGY CORPORATION

Date: May 14, 2003                          By:  /s/  Randeep S. Grewal
                                               --------------------------------
                                                      Randeep S. Grewal,
                                                      Chairman,
                                                      Chief Executive Officer
                                                      and President


Date: May 14, 2003                          By:  /s/  Andrew deVegvar
                                               --------------------------------
                                                      Andrew deVegvar,
                                                      Chief Financial Officer

     I, Randeep S. Grewal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greka Energy
Corporation;

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Randeep S. Grewal
-----------------------------------------------
     Randeep S. Grewal, Chief Executive Officer


May 14, 2003

     I, Andrew deVegvar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greka Energy
Corporation;

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Andrew deVegvar
---------------------------------------------
     Andrew deVegvar, Chief Financial Officer


May 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each undersigned officer of Greka Energy Corporation (the "Company"), hereby certifies to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Randeep S. Grewal
-----------------------------------------------
     Randeep S. Grewal, Chief Executive Officer

May 14, 2003



/s/  Andrew deVegvar
-----------------------------------------------
     Andrew deVegvar, Chief Financial Officer

May 14, 2003