Form 10-Q
period 2003-06-30
GREKA ENERGY CORP
filed 2003-09-30
CIK 840402

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from ____________ to _____________

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


                                   (X) Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2003, GREKA had 4,951,460 shares of Common Stock, no par value per share, outstanding.

                                TABLE OF CONTENTS



                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION.............................................3

Item 1.  Financial Statements..............................................3
   Condensed Consolidated Balance Sheets as of June 30, 2003
      and December 31, 2002 (Unaudited)....................................3

   Condensed Consolidated Statements of Operations for the Six and
      Three Month Periods Ended June 30, 2003 and 2002
     (As restated - see Note8) (Unaudited) ................................4

   Condensed Consolidated Statements of Cash Flows for the
      Six Month Periods Ended June 30, 2003 and 2002
     (As restated - see Note 8)(Unaudited).................................5

   Notes to Condensed Consolidated Financial Statements (Unaudited)........6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operation.....................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......17

Item 4.  Controls and Procedures .........................................17

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................17
Item 2.  Changes in Securities and Use of Proceeds........................18
Item 3.  Defaults Upon Senior Securities..................................18
Item 4.  Submission of Matters to a Vote of Security Holders..............18
Item 5.  Other Information................................................18
Item 6.  Exhibits and Reports on Form 8-K.................................18

SIGNATURE         ........................................................18




                                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                GREKA ENERGY CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              As of As of
                                                                      June 30,                December 31,
                                                                        2003                      2002
                                                                    ------------              ------------
                                                                     (Unaudited)
               ASSETS

Current Assets

Cash and cash equivalents                                           $   4,883,888             $   1,361,380
Accounts receivable trade, net
     of allowance for doubtful accounts of
     $129,357 (2003) and $451,581 (2002)                                4,298,915                 3,760,613

Inventories                                                             1,883,947                 1,363,506
Assets held for sale                                                         --                     460,000
Other current assets                                                    1,440,582                   896,621
                                                                    -------------             -------------
                    Total Current Assets                               12,507,332                 7,842,120

Property and Equipment
     Oil and gas properties (full cost method)                         49,668,560                46,361,062
     Unproven oil and gas properties                                    5,973,456                 5,014,703
     Land                                                              19,135,235                19,135,235
     Plant and equipment                                               24,128,679                22,764,807
                                                                    -------------             -------------
                                                                       98,905,930                93,275,807
     Less accumulated depletion, depreciation and
     amortization                                                     (16,333,769)              (14,407,101)
                                                                    -------------             -------------
          Property and Equipment, net                                  82,572,161                78,868,706

Other Assets                                                           11,173,544                10,877,792
                                                                    -------------             -------------
                    Total Assets                                    $ 106,253,037             $  97,588,618
                                                                    =============             =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses                               $  12,271,612             $  13,097,897
Current maturities of long-term notes and notes payable                 5,546,689                 9,672,914
                                                                    -------------             -------------
                    Total Current Liabilities                          17,818,301                22,770,811


Long-term debt, net of current portion                                 65,929,910                47,664,622
Other Liabilities                                                       1,958,092
                                                                                                  1,101,705

Commitments and Contingencies (note 6)                                       --                        --

Stockholders' Equity
          Common Stock, no par value, 50,000,000                       44,404,253                44,404,253
                    shares authorized and 4,951,451
                    issued and outstanding
          Additional Paid-in Capital                                    1,676,604                 1,676,604
          Accumulated deficit                                         (25,534,122)              (20,029,377)
                                                                    -------------             -------------
          Total Stockholders' Equity                                   20,546,734                26,051,480
                                                                    -------------             -------------
                                                                    $ 106,253,037             $  97,588,618
                                                                    =============             =============


                The accompanying notes are an integral part of these financial statements.



                                        GREKA ENERGY CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Six Months Ended June 30,               Three Months Ended June 30,
                                             2003                 2002                 2003                2002
                                                              (As restated                            (As restated
                                                               See Note 8)                              See Note 8)
                                         ------------         ------------         ------------         ------------

Revenues                                 $ 16,248,158         $ 12,665,621         $  8,473,510         $  8,261,888
Expenses
     Production costs                       8,340,845            6,579,906            5,033,572            4,320,771
     Sales, general and
         administrative                     4,127,291            4,228,575            1,900,803            2,169,464
     Depletion, depreciation
         and amortization                   1,915,612            1,357,891            1,039,389              347,247
                                         ------------         ------------         ------------         ------------
          Total Expenses                   14,383,748           12,166,372            7,973,764            6,837,482
                                         ------------         ------------         ------------         ------------
Operating Income                            1,864,410              499,249              499,746            1,424,406

Other Income (Expense)
     Other Income (Expense), net              111,195              (25,035)              81,983              (97,215)
     Interest expense, net                 (7,446,976)          (2,881,017)          (3,893,500)          (1,660,332)
                                         ------------         ------------         ------------         ------------
     Other Income (Expense), net           (7,335,781)          (2,906,052)          (3,811,517)          (1,757,547)
                                         ------------         ------------         ------------         ------------
Loss before income taxes and
  cumulative effect of change
  in accounting principle                  (5,471,371)          (2,406,803)          (3,311,771)            (333,141)
Provision for Income Tax                         --                (14,722)                --                (14,722)
                                         ------------         ------------         ------------         ------------
Loss before cumulative effect of
  change in accounting principle           (5,471,371)          (2,421,525)          (3,311,771)            (347,863)
Cumulative effect of change in
  accounting principle (Note 2)               (33,375)                --                (33,375)                --
                                         ------------         ------------         ------------         ------------
Net Loss                                  $(5,504,746)        $ (2,421,525         $ (3,345,146)        $   (347,863)
                                         ============         ============         ============         ============
Net Loss per Common Share -
  Basic and Diluted:
  Loss before cumulative effect
  of change in accounting
  principle                              $      (1.10)        $      (0.51)        $      (0.67)        $      (0.07)
Cumulative effect of change
  in accounting principle                       (0.01)                --                  (0.01)                --
                                         ------------         ------------         ------------         ------------
Net loss                                 $      (1.11)        $      (0.51)        $      (0.68)        $      (0.07)
                                         ============         ============         ============         ============
     Basic and Dilute Shares                4,951,451            4,698,708            4,951,451            4,698,708




                              The accompanying notes are an integral part of these financial statements.




                                  GREKA ENERGY CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS PERIODS ENDED JUNE 30,
                                                 (UNAUDITED)

                                                                           2003                    2002
                                                                                               (As restated
                                                                                                See Note 8)
                                                                       ------------            ------------
Cash flows from Operating Activities
     Net Loss                                                          $ (5,504,746)           $ (2,421,525)
     Adjustments to reconcile net loss to
      net cash provided by operating activities:

       Depletion, depreciation and amortization                           1,915,612               1,357,891
       Loss (gain) on sale of assets                                         (7,261)                764,292
       Cumulative effect of change in accounting principle                   33,375                    --

     Changes in:
     Increase in accounts receivable trade                                 (538,302)                (76,437)
     Increase in inventories                                               (520,441)               (601,526)
     (Increase) decrease in other current assets                           (543,961)                292,971
     Increase in other assets                                              (295,752)             (1,101,368)
     Decrease in accounts payable and accrued expenses                     (826,284)             (8,974,757)
     Increase in other liabilities                                          834,069                    --
                                                                       ------------            ------------

        Net Cash (Used in) Operating Activities                          (5,453,691)            (10,760,459)
                                                                       ------------            ------------

Cash Flows from Investing Activities

     Expenditure for property and equipment                              (5,630,123)            (13,614,141)
     Proceeds from the sale of property                                     467,260              20,065,757
     Repayment from related party                                              --                   247,776
                                                                       ------------            ------------
        Net Cash (Used in) Provided by Investing Activities              (5,162,863)              6,699,392
                                                                       ------------            ------------
Cash Flows from Financing Activities

     Proceeds from long-term debt                                        23,571,578              35,100,000
     Principal payments on notes payable and long-term debt              (9,548,999)            (29,571,307)
     Net increase in revolver loan                                        1,118,922               1,714,002
     Payment of financing charges                                        (1,002,439)             (2,842,127)
                                                                       ------------            ------------
        Net Cash Provided by Financing Activities                        14,139,062               4,400,568
                                                                       ------------            ------------
        Net increase in Cash and Cash Equivalents                         3,522,508                 339,501
Cash and Cash Equivalents at Beginning of Period                          1,361,380                 422,103
                                                                       ------------            ------------
Cash and Cash Equivalents at End of Period                             $  4,883,888            $    761,604
                                                                       ============            ============


           The accompanying notes are an integral part of these financial statements.

                                             5

                    GREKA ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Greka Energy Corporation, a Colorado corporation ("GREKA" or the "Company") is an independent integrated energy Company. The Company's oil and gas production, exploration and development activities are concentrated on its properties in California where the Company also owns and operates an asphalt refinery. The Company supplies its asphalt refinery with equity oil, which is the crude oil the Company produces from its surrounding heavy crude oil reserves, and it also utilizes crude oil purchased from third party producers. In addition, GREKA has interests in coal bed methane properties and production sharing contracts in China.

The Company was privatized and delisted from trading on the NASDAQ in August 2003. GREKA was merged with Alexi Corporation, a wholly-owned subsidiary of Alexi Holdings Limited, which for purposes of effecting the merger was incorporated by Randeep S. Grewal, Greka's Chairman, CEO and President. Each share of GREKA's common stock issued and outstanding prior to the merger has been cancelled and converted into the right to receive $6.25 per share. This consideration is payable in cash to the holder thereof upon surrender of the GREKA stock certificate formerly representing such shares of GREKA's common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended December 31, 2002, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Form 10-K and the Company's 2003 Form 10-Q for the period ended March 31, 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's consolidated financial position as of June 30, 2003, and the consolidated results of operations for the six and three month periods ended June 30, 2003 and 2002, and the consolidated cash flows for the six month periods ended June 30, 2003 and 2002.

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

New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective on January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("ABP") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of this standard had no impact on the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company early adopted the provisions of SFAS No. 145, as permitted, with respect to the classification of gains or losses from debt extinguishment.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with the exit or disposal of an activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard had no impact on the Company's consolidated financial statements.

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had the Company accounted for stock-based employee compensation under the fair value method provided by SFAS No. 123, there would have been no effect on the consolidated interim financial statements as of June 30, 2003 and 2002.

In April 2003, the FASB issued SFAS no. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under Statement No.133, "Accounting for Derivative Instruments and Hedging Activities." This Statement:

     (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative;
     (ii) clarifies when a derivative contains a financing component;
    (iii) amends the definition of an underlying; and
     (iv) amends certain other existing pronouncements.

The Company does not believe that implementation of this Statement will have a significant impact on its results of operations, financial condition or cash flows since the Company does not use derivative financial instruments for speculative, trading or hedging purposes.

In May 2003, the FASB issued SFAS no. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) when there is an obligation to redeem the issuer's shares and either requires or may require satisfaction of the obligation by transferring assets, or satisfy the obligation by issuing additional equity shares subject to certain criteria. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The implementation of this Statement did not have a significant impact on the Company's results of operations, financial condition or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Under this Interpretation, at the inception of guarantees issued or modified after December 31, 2002, the Company is required to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company does not have any third party guarantees outstanding other than certain guarantees issued in connection with the Company's debt. Such debt is recorded on the Consolidated Balance Sheet at June 30, 2003. The implementation of this Statement did not have a significant impact on the Company's results of operations, financial condition or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". This Interpretation requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, the Interpretation requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The adoption of this Interpretation had no effect on the Company's consolidated financial statements.

NOTE 3 - NET LOSS PER SHARE
---------------------------

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



                                                   Six Months Ended                  Three Months Ended
                                                       June 30,                           June 30,
                                           --------------------------------     --------------------------------
                                                2003                 2002            2003              2002
                                           --------------      ------------     -------------      -------------
Basic Earnings Per Share
  Net Loss Applicable to Common Shares         (5,504,746)     $ (2,421,525)     $ (3,345,146)     $    (347,863)
                                           ==============      ============      ============      =============
Weighted Average Common Shares
  Outstanding                                   4,951,451         4,698,415         4,951,451          4,698,708

Dilutive stock options                               --                --                --                 --

Diluted shares                                  4,951,451         4,698,415         4,951,451          4,698,708
                                           ==============      ============      ============      =============

Basic EPS                                  $        (1.11)     $      (0.51)     $      (0.68)     $       (0.07)
                                           ==============      ============      ============      =============
Diluted EPS                                $        (1.11)     $      (0.51)     $      (0.68)     $       (0.07)
                                           ==============      ============      ============      =============


The Company's convertible debt, stock options and warrants (95,535 shares) were not dilutive for the period ending June 30, 2003.

NOTE 4 - INVENTORY
------------------

Inventory includes material, labor and manufacturing overhead costs. Due to the continuous manufacturing process, there is no significant work in process at any time. Inventory consists of the following:


                                 June 30, 2003      December 31, 2003
                                 -------------      ----------------
Raw Material                      $1,014,653           $  209,167
Finished goods                       869,294            1,154,339
                                  ----------           ----------

Total                             $1,883,947           $1,363,506
                                  ========             ==========

NOTE 5 - STATEMENT OF CASH FLOWS
--------------------------------

Following is certain supplemental information regarding cash flows for the six month periods ended June 30, 2003 and 2002:


                                                    2003                 2002
                                                 ----------           ----------
Interest paid                                    $4,165,533           $2,112,661

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

In 1995, the Company's predecessor agreed to acquire an oil and gas interest in California on which the seller had drilled a number of non-producing oil wells. The acquisition agreement required that the Company's predecessor assume the obligation to abandon any wells that it did not return to production. A third party whose consent was required to transfer the property did not consent to the transfer. The third party is holding the seller responsible for all remediation. The Company believes it has no financial obligation to remediate this property because it was never the owner of the property, never produced any oil or gas from the property and was not associated with the site and the seller did not give the Company's predecessor any consideration to enter into the contract for the property. Since May 2000, the Company commenced remediation on the subject property as directed by a regulatory agency as operator of record. Notwithstanding its compliance in proceeding with any required remediation on seller's account, the Company is committed to hold the seller accountable for the required obligations of the property. Through June 30, 2003, the Company has remediated 43 of 72 wells and related facilities on the property for a cost of approximately $3 million. This amount is recorded in other assets (long-term), as the Company believes it is probable that such amount will be recoverable from the seller. The Company has had informal discussions with the seller, which to date have not produced positive results. Therefore, the Company intends to pursue formal litigation for recovery. Based on future developments with this litigation, it is reasonably possible that the Company's estimate of recovery and ultimate liability could change in the near term and such change could be material.

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

Union Oil Company of California, dba Unocal v. GREKA, et al. (Case No. 1125964, Superior Court of State of California, County of Santa Barbara, Santa Maria Division, December 2002). Plaintiff brought an action against GREKA and its subsidiaries seeking damages of approximately $6.25 million for alleged breach of contract claiming that, as successor-in-interest to Saba Petroleum Company under the terms of the contract, the Company failed to abandon a certain number of wells or provide an acceptable abandonment plan, and failed to have in place instruments securing the abandonment. GREKA plans to vigorously defend all claims asserted.

One of GREKA's subsidiaries owns an asphalt refinery in Santa Maria, California, with which environmental remediation obligations are associated. There could be additional environmental issues that may require material remediation efforts in the future.

There can be no assurance that material costs for remediation or other environmental compliance will not be incurred in the future. The occurrence of such environmental compliance costs could be materially adverse to the Company. No assurance can be given that the costs of closure of any of the Company's subsidiaries' other oil and gas properties would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

The Company has generated negative cash flow from operations, primarily as a result of the impact of financing costs, and had negative working capital as of December 31, 2002 and June 30, 2003. The Company's continuation as a going concern was dependent upon its ability to successfully refinance its debt and reduce its interest burden and implement its strategies consistent with its restructuring plans. In September 2003 concurrent with its privatization, the Company refinanced its existing debt and procured working capital at lower interest rates and longer maturities with the funding of a $112.5 million loan.

NOTE 8 - RESTATEMENT OF QUARTERLY INFORMATION
---------------------------------------------

During the second quarter of 2002, the Company had recorded a gain of $3.1 million on the sale of the Potash Field, Plaquemines Parish, Louisiana based on the significance of the reserves sold. After completion of the year-end reserve analysis by independent reservoir engineers that resulted in a 110% increase in proved reserves at December 31, 2002 versus December 31, 2001, the Company determined the Potash sale did not significantly alter the relationship between capitalized costs and proved reserves. As a result, in the fourth quarter of 2002, the Company reversed the gain and reduced its oil and gas capitalized costs by $3.1 million.

A summary of the significant effects of the restatement is as follows:


                                         Six Months Ended June 30, 2002             Three Months Ended June 30,2002
                                         Previously               As                 Previously             As
                                          Reported             Restated              Reported             Restated

Other Income (Expense)                    3,117,890              (25,035)            3,045,711              (97,215)
Net Income (Loss)                           721,400           (2,421,525)            2,795,063             (347,863)
Basic and Diluted Earnings
  per common share:
      Net Income (Loss)                  $     0.15           $    (0.51)           $     0.59           $    (0.07)


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

Restatement

As discussed in Note 8 to the condensed consolidated financial statement included in Item 1, the Company has restated its unaudited consolidated financial statements for the three and six months ended June 30, 2002. The Management Discussion and Analysis give effect to the restatement.

Business Strategy

We intend to implement a two-pronged strategy:

     Capitalize on Our California Market Position. Prior to 1992 our asphalt refinery was owned and operated for approximately fifty years by Conoco and ran between 9,000 to 11,000 Bbls per day of throughput. We expect that our refinery can attain its rated capacity of 10,000 Bbls per day of throughput. Our strategy in these vertically integrated assets is to enhance the long-term equity barrel feedstock supply to the refinery and to cost-efficiently boost production from the drilling locations identified in California. Our total throughput at the asphalt refinery at June 30, 2003 was approximately 3,100 barrels per day or 31% of the rated capacity. Approximately 95% of the throughput is equity barrels. In our integrated business on a recurring basis, we are designed to be a relatively fixed cost operation with an established infrastructure in place. Equity production and throughput at the refinery increases ought to be realized without significant infrastructural costs to us. In this division, we are focused on organic production growth by returning to production the large inventory of shut-in wells acquired in recent acquisitions.

     Major oil companies, such as Union Oil Company, Shell and Texaco, began drilling in the Santa Maria, California basin in the early 1900's and built a consolidated infrastructure of pipelines and facilities. Thousands of wells were drilled discovering several productive oil and gas zones between 2,500 ft. and 8,500 ft. The shallower Sisquoc zone with heavier 6-12 gravity oil was passed over in favor of the deeper Monterey zone which was generally at a depth below 5,000 ft. and the lightest oil zone carrying the highest margins. Thus, the major oil companies primarily concentrated on the Monterey zone and largely ignored the others. It is this enormous proven reserve base that provides a specific road map for the Company to build a substantial production base. Our objectives are to exploit through increased production both the gas reservoirs for fuel self-sufficiency and the oil for asphalt production.

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

     Empowered by the State Council, CUCBM, a wholly state-owned Company, is the only Company responsible for exploration, development, production and sales of CBM in China. The signing of the four contracts brings the total number of CBM PSCs signed by CUCBM with foreign companies to 18, five of which are with GREKA. The total area covered by the 18 PSCs is over 31,000 sq km containing CBM resources of approximately 3.4 trillion m3 (120 Tcf) of which GREKA's PSCs are estimated at 30%, as estimated by CUCBM. Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective on January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("ABP") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of this standard had no impact on the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after

May 15, 2002. The Company early adopted the provision of SFAS No. 145, as permitted, with respect to the classification of gains or losses from debt extinguishments.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with the exit or disposal of an activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard had no impact on the Company's consolidated financial statements.

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had the Company accounted for stock-based employee compensation under the fair value method provided by SFAS No. 123, there would have been no effect on the consolidated interim financial statements as of June 30, 2003 and 2002.

In April 2003, the FASB issued SFAS no. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under Statement No.133, "Accounting for Derivative Instruments and Hedging Activities." This Statement:


     (v) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative;
    (vi)  clarifies when a derivative contains a financing component;
   (vii)  amends the definition of an underlying; and
  (viii)  amends certain other existing pronouncements.

The Company does not believe that implementation of this Statement will have a significant impact on its results of operations, financial condition or cash flows since the Company does not use derivative financial instruments for speculative, trading or hedging purposes.

In May 2003, the FASB issued SFAS no. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) when there is an obligation to redeem the issuer's shares and either requires or may require satisfaction of the obligation by transferring assets, or satisfy the obligation by issuing additional equity shares subject to certain criteria. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The implementation of this Statement did not have a significant impact on the Company's results of operations, financial condition or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Under this Interpretation, at the inception of guarantees issued or modified after December 31, 2002, the Company is required to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company does not have any third party guarantees outstanding other than certain guarantees issued in connection with the Company's debt. Such debt is recorded on the Consolidated Balance Sheet at June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". This Interpretation requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, the Interpretation requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The adoption of this Interpretation had no effect on the Company's consolidated financial statements.

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

Full Cost Accounting - The Company uses the full cost method of accounting for oil and natural gas property acquisition, exploration and development activities. Under full cost accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool". Capitalized costs included costs of all unproved properties, and internal costs directly related to our natural gas and oil activities. The Company amortizes these costs using the unit-of-production method. The depletion rate is determined by dividing our total unamortized cost base by net equivalent proved reserves at the beginning of the quarter. Unevaluated properties and related costs are excluded from our amortization base until a determination is made as to the existence of proved reserves. The amortization base includes estimates for future development costs, as well as future abandonment and dismantlement costs. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties and our full cost ceiling test limitation. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates.

Inventories - The Company values its refinery inventory on the weighted average cost method. The weighted average cost method is considered the preferable method because the primary inventorable cost at the refinery is crude oil for which the price can fluctuate significantly. The weighted average method balances the impact of short term fluctuations in crude oil pricing on the Company's refinery inventory levels.

Asset Retirement Obligation - The Company has significant obligations to remove tangible equipment and restore land at the end of oil and gas production operations. The Company's removal and restoration obligations are primarily associated with plugging and abandoning wells and removal of significant facilities. In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations". SFAS No. 143 significantly changed the method of accruing for costs associated with the retirement of fixed assets an entity is legally obligated to incur. Primarily, the new statement requires the Company to record a separate liability for asset retirement obligations that represents the present value of the costs to be incurred. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as regulatory, political, environmental, safety and public relations considerations. Revisions to the asset retirement obligation recorded upon adoption of SFAS No. 143 can potentially result from changes in assumptions used to estimate the cash flow required to settle the obligations. Potential changes include adjustments in estimated probabilities, amounts, and timing of the settlement, as well as changes in the legal requirements of an asset retirement obligation. Any such changes that result in upward and downward revisions in the estimated cash flows will adjust the liability and the related capitalized asset on a prospective basis. The Company adopted this statement effective January 1, 2003, as discussed in Note 2 of the Condensed Consolidated Financial Statements.

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

These statements are based on certain assumptions and analyses made by the management of GREKA in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. GREKA cautions the reader that these forward-looking statements are subject to risks and uncertainties including those associated with:

*    our ability to refinance our debt on favorable terms,
*    our ability to successfully restructure our operations,
*    the financial environment,
*    general economic, market and business conditions,
*    the regulatory environment,
*    business opportunities that may be presented to and pursued by GREKA,
*    changes in laws or regulations
*    exploitation and exploration successes,
*    availability to obtain additional financing on favorable conditions,
*    trend projections, and
* other factors, many of which are beyond GREKA's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.
*inability to recover remediation costs recorded as other assets

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

Comparison of Three Month Periods Ended June 30, 2003 and 2002

Revenues increased from $8,261,888 for the second quarter 2002 to $8,473,510 for the second quarter 2003. This 2.6% increase primarily consists of oil and gas sales from newly acquired properties, offset by lower refinery revenues. Crude oil sales increased 49% from $1,161,558 for the second quarter 2002 to $1,734,564 for the second quarter 2003. Refined product sales decreased 6.3% from $6,935,913 for the second quarter 2002 to $6,498,309 for the second quarter 2003. Sales volumes of asphalt decreased 5.3% from 292,374 barrels in the second quarter 2002 to 276,920 barrels in the second quarter 2003.

Production costs increased by 16.5% from $4,320,771 in the second quarter 2002 to $5,033,572 in the second quarter 2003, essentially due to added costs from newly acquired properties.

Sales, general and administration expenses decreased by 12.4%, from $2,169,464 for the second quarter 2002 to $1,900,803 for the second quarter 2003 primarily as a result of lower costs in our New York corporate office.

Depreciation, depletion and amortization increased by 200% from $347,247 for the second quarter 2002 to $1,039,389 for the second quarter 2003 due to the addition of properties acquired at the end of 2002.

The Company's Operating Income was reduced by 65% from an income of $1,424,406 in the second quarter 2002 to an income of $499,746 in the second quarter 2003, primarily as a result of increased depreciation expense and production costs.

Interest expense increased by 135% from $1,660,332 for the second quarter 2002 to $3,893,500 for the second quarter 2003 due primarily to a 60% increase in debt at the start of the respective quarters, and higher write-offs associated with the cost of obtaining financing.

Other Income and Expense reflected a gain of $81,983 in the second quarter 2003. In the second quarter 2002, the Company recognized a loss of $97,215.

Net Loss increased by 861% from a loss of $347,863 in the second quarter 2002 to a loss of $3,345,146 for the second quarter 2003. The increase is primarily due to higher financing costs and depreciation.

Comparison of Six Month Periods Ended June 30, 2003 and 2002

Revenues increased from $12,665,621 for the first half of 2002 to $16,248,158 for the first half 2003. This 28.3% increase primarily consists of sales of equity crude previously shipped to the refinery. Crude oil sales increased 118% from $3,053,882 for the first half 2002 to $6,648,001 for the first half 2003. Refined product sales decreased 0.1% from $9,288,935 for the first half 2002 to $9,282,745 for the first half 2003.

Production costs increased by 27% from $6,579,906 in the first half 2002 to $8,340,845 in the first half 2003. The increase is due to the additional producing properties acquired in June, 2002.

Sales, general and administration expenses decreased by 2.4%, from $4,228,575 for the first half 2002 to $4,127,291 for the first half 2003, primarily as a result of reduced costs in the New York corporate office.

Depreciation, depletion and amortization increased by 41% from $1,357,891 for the first half 2002 to $1,915,612 for the first half 2003 due to the additional producing properties acquired after June, 2002.

The Company's Operating Income improved by 273% from income of $499,249 in the first half 2002 to an income of $1,864,410 in the first half 2003, primarily as a result of the acquisitions in 2002 (Vintage and Rincon) which resulted in higher crude sales, and also an increase in prices.

Interest expense increased by 159% from $2,881,017 for the first half 2002 to $7,446,976 for the first half 2003, due primarily to higher write-offs associated with the cost of obtaining financing, a 42% increase in debt at June 30, 2003, and higher interest rates.

Other Income and Expense reflected a gain of $111,195 in the first half 2003. In the first half 2002, the Company recognized a loss of $25,035.

Net Loss increased by 127% from $2,421,525 for the first half 2002 to a loss of $5,504,746 for the first half 2003. The decrease is primarily due to higher financing costs incurred as a result of the acquisition of producing properties.

Liquidity and Capital Resources

The working capital deficit at June 30, 2003 of $5,310,969 decreased by $9,617,721 from a working capital deficit of $14,928,690 at December 31, 2002. Current assets increased by $4,665,212 from $7,842,120 at December 31, 2002 to $12,507,332 at June 30, 2003 which includes an increase of $3,522,508 in cash and cash equivalents from $1,361,380 at December 31, 2002 to $4,883,888 at June 30, 2003. The increase in both the cash balance as well as current assets is due primarily to funds obtained from additional financing. Current liabilities decreased from $22,770,811 at December 31, 2002 to $17,818,301 at June 30, 2003,
primarily as a result of the decrease of the current portion of long term debt. The Company expects to further reduce its working capital deficit in the next quarters upon achieving higher volumes of crude and asphalt sales.
The Company has generated negative cash flow from operations, primarily as a result of the impact of financing costs, and had negative working capital as of December 31, 2002 and June 30, 2003. The Company's continuation as a going concern was dependent upon its ability to successfully refinance its debt and reduce its interest burden and implement its strategies consistent with its restructuring plans. In September 2003 concurrent with its privatization, the Company refinanced its existing debt and procured working capital at lower interest rates and longer maturities with the funding of a $112.5 million loan.

Cash Flows

Cash used in operating activities decreased from an outflow of $10,760,459 for the six months ended June 30, 2002 to an outflow of $5,453,691 for the six months ended June 30, 2003. The decrease is primarily attributable to reductions in accounts payable that required cash of $8,974,757 in 2002 compared to $826,284 in 2003.

The Company's net cash flow used in investing activities decreased from a net inflow of $6,699,392 for the six months ended June 30, 2002 to a net outflow of $5,162,864 for the six months ended June 30, 2003. The change is primarily due to the sale of producing properties in 2002, resulting in cash inflows of $20,065,757, partially offset in 2003 by a reduction of expenditures for property and equipment of $7,984,017.

The Company's net cash provided by financing activities was $4,400,568 for the six months ended June 30, 2002 compared to $14,139,062 for the six months ended June 30, 2003, primarily as a result of the funding of a $20,000,000 loan in March, 2003.

Capital Expenditures

GREKA's 2003 discretionary capital expenditure budget for properties is dependent upon the price for which its products are sold and upon the ability of GREKA to obtain external financing. Subject to these variables and based on the current asset base, we expect our cash flow and credit facilities to fund approximately $10 million in 2003 for capital expenditures. The Company's 2003 capital expenditure program is designed to facilitate organic production increases from the integrated operations. Capital expenditure projects identified for 2003, namely workovers, redrills, recompletions, side-tracks, and various facility enhancements, are scheduled throughout the year which resulted in an expenditure of approximately $5,630,124 for the six month period ending June 30, 2003.

Inflation

GREKA does not believe that inflation will have a material impact on GREKA's future operations. Item 3. Quantitative and Qualitative Disclosures About Market Risk. To some extent, at June 30, 2003, the Company's operations were exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative, trading or hedging purposes. For a more comprehensive discussion related to Quantitative and Qualitative Disclosures about Market Risk refer to GREKA's 2002 Annual Report on Form 10-K. There are no significant changes since December 31, 2002.

Item 4. Controls and Procedure.

The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was conducted under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Refer to the Certifications by the Company's Chief Executive Officer and Chief Financial Officer filed as attachments to this report.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are furnished as part of this report.

Exhibit            Description
-------            -----------

  31.1       Certification under Section 302 of the Sarbanes-Oxley Act of 2002

  32.1       Certification under Section 906 of the Sarbanes-Oxley Act of 2002


(b) During the quarter for which this report is filed, GREKA filed the following Reports on Form 8-K:

(1) A Current Report on Form 8-K dated May 23, 2003 which reported events under
Item 5, Other Events.

(2) A Current Report on Form 8-K dated May 29, 2003 which reported events under
Item 5, Other Events.

(3) A Current Report on Form 8-K dated July 29, 2003 which reported events under
Item 5, Other Events.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GREKA ENERGY CORPORATION

Date: September 29, 2003            By:  /s/  Randeep S. Grewal
                                        ---------------------------------------
                                         Randeep S. Grewal, Chairman,
                                         Chief Executive Officer and President


Date: September 29, 2003            By:  /s/  Andrew deVegvar
                                        ----------------------------------------
                                        Andrew deVegvar,
                                        Chief Financial Officer